Form 10-Q
period 1998-03-31
HORIZON OFFSHORE INC
filed 1998-05-18
CIK 1051431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                          FORM 10-Q

(MARK ONE)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                             THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                 PERIOD ENDED MARCH 31, 1998
                             OR

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


               Commission file number 0-23653

                   HORIZON OFFSHORE, INC.
   (Exact name of registrant as specified in its charter)


        DELAWARE                              74-2162088
(State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)         Identification No.)



       2500 CITYWEST BOULEVARD, SUITE 2200
                  HOUSTON, TEXAS                77042
    (Address of principal executive offices)  (Zip code)

                       (713) 361-2600
    (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [   ]         No [X]


The number of shares of the registrant's Common Stock outstanding as of May 11, 1998 was 19,826,480.




                                PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                             HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                (In thousands, except share data)

                                                                         March 31,      December 31,
                                                                            1998             1997
                                                                        (Unaudited)
                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $   134          $ 2,846
  Accounts receivable-
    Contract receivables                                                   7,728            9,165
    Costs in excess of billings                                            8,079            2,958
    Related parties                                                          358              577
  Other current assets                                                       543              542
                        Total current assets                              16,842           16,088
PROPERTY AND EQUIPMENT, net                                               69,584           55,040
DEFERRED INCOME TAXES                                                        317              137
OTHER ASSETS                                                               2,229            1,724
                                                                         $88,972          $72,989

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                       $ 2,264          $ 4,145
  Accrued liabilties                                                       5,365            2,540
  Accrued job costs                                                        7,943            5,501
  Accrued interest                                                         1,135              681
  Billings in excess of costs                                                105              148
  Current maturities of long-term debt                                     4,750            5,101
   Income taxes payable                                                      194               85
                        Total current liabilities                         21,756           18,201
LONG-TERM DEBT, net of current maturities                                 43,562           34,729
                        Total liabilities                                 65,318           52,930
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value, 5,000,000 shares
    authorized, none issued and outstanding                                    0                0
  Common stock, $1 par value, 35,000,000 shares
    authorized, 14,076,480 shares issued and outstanding                   3,369            3,369
   Subscription receivable                                                     0             (950)
  Additional paid-in capital                                              24,944           24,944
  Accumulated deficit                                                     (4,659)          (7,304)
                        Total stockholders' equity                        23,654           20,059
                                                                         $88,972          $72,989



    The accompanying notes are an integral part of these consolidated financial statements.





                         HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except share and per share data)


                                                                  Three Months Ended March 31,
                                                                       1998             1997
                                                                            (Unaudited)
CONTRACT REVENUES                                                   $18,611          $ 4,505
COST OF CONTRACT REVENUES                                            13,227            5,911
               Gross profit (loss)                                    5,384           (1,406)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                          1,939              497
                Operating income (loss)                               3,445           (1,903)
OTHER INCOME (EXPENSE):
   Interest                                                            (801)            (865)
  Gain on sale of asset                                                   0              614
                                                                       (801)            (251)
NET INCOME (LOSS) BEFORE INCOME TAXES                                 2,644           (2,154)
INCOME TAX (PROVISION)BENEFIT                                             0                0
NET INCOME (LOSS)                                                   $ 2,644          $(2,154)

NET INCOME (LOSS) PER SHARE- BASIC AND DILUTED                      $  0.19          $ (0.16)

SHARES USED IN COMPUTING
NET INCOME (LOSS) PER SHARE- BASIC AND DILUTED                   14,076,480       13,750,000


The accompanying notes are an integral part of these consolidated financial statements.





                                HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)


                                                                          Three Months Ended March 31,
                                                                               1998             1997
CASH FLOW FROM OPERATING ACTIVITIES:                                                (Unaudited)
   Net income (loss)                                                       $  2,644          $(2,154)
   Adjustments to reconcile net income (loss) to net
       cash used in operating activities-
           Depreciation                                                         432              344
           Deferred income taxes                                               (180)
           Gain on sale of asset                                                  -             (614)
           Changes in operating assets and liabilities-
               Accounts receivable                                            1,656             (632)
               Costs in excess of billings                                   (5,121)           2,019
               Billings in excess of costs                                      (43)
               Other assets                                                      (1)             (23)
               Accounts payable                                              (1,881)            (508)
               Accrued liabilities                                            2,825             (525)
               Accrued job costs                                              2,442           (2,386)
               Accrued interest                                                 454              640
               Income taxes payable                                             109
                        Net cash provided by (used in) operating activi       3,336           (3,839)
CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases and additions to equipment                                     (14,975)            (496)
   Purchase of other assets                                                       -              117
   Proceeds from sale of assets                                                   -            2,879
                        Net cash provided by (used in) in investing act     (14,975)           2,500
CASH FLOW FROM FINANCING ACTIVITIES:
   Borrowings under notes payable and long-term debt                          8,903              130
   Principal payments on long-term debt                                        (421)
   Issuance of common stock                                                     950
   Initial public offering costs                                               (505)
                        Net cash provided by financing activities             8,927              130
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    (2,712)          (1,209)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              2,846            2,650
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $    134          $ 1,441

SUPPLEMENTAL DISCLOSURES:
   Cash paid for interest                                                  $    379          $     -
   Cash paid for income taxes                                              $     71
    Non-cash investing and financing activites:
      Gain on sale of assets to related party reflected as a capital
           contribution, net of tax effect of $1,631                       $      -          $ 3,170



The accompanying notes are an integral part of these consolidated financial statements.






1.    ORGANIZATION  AND  SUMMARY OF  SIGNIFICANT  ACCOUNTING
  POLICIES:

The   consolidated  interim  financial  statements  included
herein have been prepared by Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (Horizon or the Company), and are unaudited, except for the balance sheet at December 31, 1997, which has been prepared from the audited financial statements at that date. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments necessary for a fair presentation of the financial position as of March 31, 1998, the statements of operations and the statements of cash flows for the three months ended March 31, 1998 and 1997. Although management believes the unaudited interim related disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the result to be expected for the entire year. The consolidated interim financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (Registration No. 333-43965).

Organization

Horizon provides offshore construction services to the oil and gas industry. These services generally consist of laying and burying marine pipelines for the transportation of oil and gas. Work is performed primarily on a fixed-price or day-rate basis or a combination thereof.

In April 1998, the Company completed its initial public offering (the Offering) of 5,750,000 shares of its common stock at $13.00 per share and received $69.0 million, net of $5.8 million of underwriting commissions and discounts and expenses. The Company used the Offering proceeds to repay its $23.8 million indebtedness under Subordinated Notes and to acquire the Stephaniturm, a 230-foot diving support vessel, for $17.5 million. The Company repaid $13.0 million on its term loan indebtedness and $5.3 million on its revolving note payable to Den Norske Bank. The Company has incurred $5.6 million of costs related to the construction of a derrick barge, the Pacific Horizon. The balance of the proceeds is being invested in short-term securities pending the completion of the Pacific Horizon.


Interest Capitalization

Interest is capitalized on the average amount of accumulated expenditures for equipment that has been purchased and is undergoing major modifications and refurbishments prior to being placed into service. Interest is capitalized using an effective rate based on related debt until the equipment is placed into service. Interest expense for the three-months ended March 31, 1998 is net of $148,000 interest capitalized.


2.   PROPERTY AND EQUIPMENT:

Property  and  equipment  consists  of  the  following   (in
thousands):

                                          March 31,     December 31,
                                            1998           1997
                                         ----------      ----------
Barges, boats and related equipment      $  62,967       $  51,349
Land and buildings                           6,207           4,039
Machinery                                      533             245
Officer furniture and equipment                739             424
Leasehold improvements                         824             237
                                         ----------      ----------
                                            71,270          56,294
Less-Accumulated depreciation               (1,686)         (1,254)
                                         ----------      ----------
Property and equipment, net              $  69,584       $  55,040


  During the quarter ended March 31, 1998, the Company expended an additional $15.0 million, primarily for improvements and refurbishments to its fleet and improvements to its marine support base near Port Arthur, Texas.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto and the discussion under "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included in the Company's Registration Statement on Form S-1 (Registration No. 333-43965) (the "Registration Statement"), relating to the Company's initial public offering (the "Offering").

General

The Company provides marine construction services to the oil and gas industry primarily in the Gulf of Mexico. The Company's marine fleet is used primarily to install marine pipelines to transport oil and gas from newly installed production platforms and other subsea production systems. Over the past several years, improvements in seismic and drilling technology and production techniques, which have increased drilling success rates and efficiencies have resulted in increased exploration and development in the Gulf and have improved the economics of developing smaller oil and gas fields especially in shallow water.

The Company's present management team, which assumed its current role in July 1997, has aggressively expanded the Company's operations and has assembled a fleet of eight vessels, which includes four vessels capable of pipelaying operations, one bury barge, one derrick/pipelay vessel, one derrick barge and two diving support vessels. Two of the pipelaying vessels, the American Horizon and the Cajun Horizon, were placed into service in 1996. The American Horizon and the Cajun Horizon installed approximately 19 miles of pipe ranging in diameter from three to ten inches during the quarter ended March 31, 1997. Two pipelaying vessels acquired during the second half of 1997, the Gulf Horizon and Lone Star Horizon, became operational during the first quarter of 1998. In shallow water, the Gulf Horizon and the Lone Star Horizon can lay pipe with diameters ranging up to 36" and 48", respectively. The Gulf Horizon completed a project offshore Venezuela during the first quarter of 1998. During the first quarter of 1998, these four vessels installed 46 miles of pipe ranging in diameter from three to 36 inches. In addition, a pipebury barge, the Canyon Horizon, and a diving support vessel, the Pearl Horizon, were acquired in the second half of 1997 and are expected to become operational in the second quarter of 1998. The Phoenix Horizon, which was acquired during 1997, is being upgraded and refurbished and is expected to be placed into service during the fourth 1quarter of 1998 as a derrick/pipelay vessel.

As discussed below, the Stephaniturm was acquired in April 1998 with Offering proceeds and is chartered to Det Sondenfjelds-Norske Dampskibsselskab ASA (DSND) for $3 million until August 31, 1998. The Stephaniturm will offer saturation diving in water depths up to 1,000 feet, riser installation, tie-ins and commissioning services to allow the Company to perform more complex projects and operate in deeper water. The Company's expanded fleet competes in the Gulf for substantially all pipeline installation projects in shallow water depths of 200 feet and less and a significant number of projects in intermediate water depths between 200 and 800 feet.

Results of Operations

The discussion below describes the Company's results of operations. Certain factors in particular make the results of the following periods difficult to compare. First, the Company's new management team assumed its current role in July 1997 and has implemented operational systems and procedures that include improved bidding and profitability analyses for projects, project supervision and review procedures, and increased equipment utilization achieved through vessel and project scheduling.

Second, the Company's fleet that operated during the first quarter of 1997 consisted of two vessels, the American Horizon and the Cajun Horizon. During the last quarter of 1997, the Company made significant acquisitions and improvements to its fleet. The Company operated four vessels during the first quarter of 1998. The Company anticipates that due to the substantial growth in the size and operating capabilities of its fleet, its operating results in the future will not be comparable to the Company's historical results. The Company's recent vessel acquisitions have expanded its operating capabilities and increased its operating cost structure. The Company's ability to integrate these vessels into its operations will directly impact the Company's future results of operations. The aggregate amount of selling, general and administrative expenses is also expected to increase to support this growth.

Three  Months  Ended March 31, 1998 Compared  to  the  Three
Months Ended March 31, 1997

Contract Revenues. Contract revenues were $18.6 million for the quarter ended March 31, 1998 compared to $4.5 million for the quarter ended March 31, 1997. The Company's fleet operating in the Gulf during the first quarter of 1998 increased to four vessels from two vessels operating in the first quarter of last year. The Company installed approximately 46 miles of pipe during the quarter ended March 31, 1998 compared to approximately 19 miles for the first quarter of 1997. The Company's results of operations for the first quarter of 1998 reflect the level of offshore activity in the Gulf and current management's ability to competitively bid, win and successfully manage projects.

Gross Profit (Loss). Gross profit was $5.4 million (28.9% of contract revenues) for the first quarter of 1998 as compared to a gross loss of $1.4 million for the first quarter of 1997. Under the guidance of present management, the Company continued to improve its gross profit margin in the last half of 1997 and the first quarter of 1998 through more efficient execution of projects, greater equipment utilization and an increase in the number of contracts awarded.

The gross loss for the first quarter of 1997 was primarily attributable to the number of contracts performed and resulting lack of equipment utilization and backlog. Also, included in the cost of contract revenues for the quarter ended March 31, 1997 is $.4 million of operating costs associated with the three boats and certain equipment which were sold to an affiliate in March 1997.


Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1.9 million (10.4% of contract revenues) for the three months ended March 31, 1998 from $.5 million (11.0% of contract revenues) for the first three months in 1997 primarily due to the addition of personnel and other expenses associated with the growth of the Company.


Interest Expense. Interest expense was $.8 million and $.9 million for the three months ended March 31, 1998 and 1997, respectively. The Company's total outstanding debt increased during the last quarter of 1996 due to additional borrowings to fund acquisitions, capital improvements and working capital requirements. In connection with a recapitalization of the Company on March 31, 1997, Highwood Partners, L.P. and Westgate International, L.P. (the Principal Stockholders) contributed $21.0 million of debt to additional paid-in capital. The Company applied $12.0 million of the proceeds from the sale of assets in March 1997, as described below, to reduce debt to the Principal Stockholders. The Company's outstanding debt increased significantly during the fourth quarter of 1997 and the first quarter of 1998 as a result of the vessel acquisitions and improvements made to expand the Company's fleet and the acquisition of marine bases in Houma, Louisiana and Port Arthur, Texas.

Other Income. The Company sold one of its vessels to an unaffiliated third party in February 1997 for $3.3 million cash resulting in the recognition of a $.6 million gain.

Income Taxes. The Company uses the liability method of accounting for income taxes. As of December 31, 1997, the Company had net operating loss carryforwards that offset income taxes in the first quarter of 1998 and may be available  to  reduce  future income  taxes.  For  financial reporting purposes, a valuation allowance has been established as of March 31, 1998 and December 31, 1997 to offset the Company's net deferred tax assets, including those related to carryforwards, to the extent they were not realizable through the sale of appreciated assets.

The Company recorded a $1.6 million deferred tax asset in Fiscal 1996 related to the $4.8 million gain from the sale of assets which was included in taxable income for 1997. The Company accounted for the $3.2 million gain on the sale, net of taxes of approximately $1.6 million, as a capital contribution for financial reporting purposes.

Net Income (Loss). Net income was $2.6 million for the three months ended March 31, 1998 as compared to a net loss for the three months ended March 31, 1997 of $2.2 million. The net loss for the first quarter of 1997 was primarily due to the number of contracts performed and resulting lack of equipment utilization and backlog.

Liquidity and Capital Resources

In April 1998, the Company completed its initial public offering of 5,750,000 shares of common stock and received approximately $69.0 million, net of $5.8 million of underwriting commissions and discounts and expenses. The Company repaid its $23.8 million indebtedness under its
Subordinated Notes, acquired the Stephaniturm for $17.5 million and expects to use the remaining Offering proceeds to construct the Pacific Horizon. The Company has incurred $5.6 million of costs related to the construction of the Pacific Horizon. Pending application of the proceeds for the construction of the Pacific Horizon, the Company repaid $13.0 million on the term loan and $5.3 million on the revolving note payable to Den norske Bank (DNB). The balance of the proceeds is being invested in short-term securities.

In May 1998 the Company amended its credit facility with DNB (the "Credit Facility") to provide for $50 million of borrowings. The amended Credit Facility provides for a $30 million reducing revolver to be reduced in monthly increments of $625,000 beginning March 31, 1999 and a $20 million revolving note due June 30, 2000. The amendment requires that certain conditions be met in order for the Company to obtain advances under the Credit Facility. The Company has met certain of these conditions and estimates that it currently has available borrowing capacity of $35 million under the Credit Facility. The Credit Facility is secured by substantially all assets of the Company, including mortgages on all vessels owned by the Company, as well as accounts receivable. Other significant terms and covenants under the Credit Facility are described in the Company's Registration Statement.

The Company had working capital deficits of $4.9 million  at
March  31,  1998  and   $2.1 million at December  31,  1997.
Prior to the completion of the Offering and the amendment to the Credit Facility, the Company financed its vessel and property acquisitions and improvements through operating cash flow and short-term borrowings. The significant growth in the number of construction contracts and related contract revenues has resulted in an increase in contract receivables. Cash provided by operations was $3.3 million for the quarter ended March 31, 1998 compared to cash used by operations of $3.8 million during the first quarter of last year.




Cash  used  for  capital  expenditures  totaled  $15.0
million  and $.5 million during the first quarters  of
1998 and 1997, respectively. Principal payments on long-term debt were $.4 million during the first quarter of 1998.
No payments were made on debt during the first quarter of 1997. The Company increased its borrowings under the Subordinated Notes and the Credit Facility to make acquisitions and upgrades in the first quarter of 1998. As of March 31, 1998,
$23.8   million  was  due  under  the  Subordinated   Notes,
including accrued interest. As of March 31, 1998, the Company had $13.0 million outstanding under the Term Loan and $4.3 million outstanding under the revolving note payable to DNB bearing interest at 9.0% per annum.


Planned  capital expenditures for the remaining nine  months in  1998  are  estimated  to total  approximately  $15.7
million to complete improvements to the Company's existing fleet, excluding the Stephaniturm and the Pacific Horizon discussed above. Management believes that cash generated from  operations,  together with available borrowings  under
the   Credit  Facility,  will  be  sufficient  to  fund  the
Company's currently planned capital projects and working capital requirements for 1998. Pursuant to the amended Credit Facility, the Company estimates available borrowing capacity of $35 million. under its Credit Facility. The Company's strategy, however, is to make other acquisitions to expand its operating capabilities and expand into selected
international  markets.  To  the  extent  the   Company   is
successful in identifying acquisition opportunities, it may require additional debt or equity financing depending upon the size of the transaction.

Risk Factors and Forward-Looking Statements


Management's Discussion and Analysis of Financial Conditions and Results of Operations contains certain statements that are not historical in nature and are intended to be "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward-
looking  statements,  including,  without  limitation  those
related   to   the  Company's  future  business   prospects,
revenues, working capital, liquidity, capital needs and capital expenditures are subject to a number of material risks and uncertainties, including competition, equipment
and   labor   productivity,  contract  estimating,   weather
conditions, risks inherent in marine construction and other risks and uncertainties that are beyond the Company's control. Such forward-looking statements are not guarantees of future performance and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements. Important factors that could cause actual results to differ materially from the Company's expectations are discussed under the heading "Risk Factors" in the Company's Registration Statement.


                 PART II - OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds.

          Use of Proceeds.

The Company's Registration Statement on Form S-1 (Registration No. 333-43965) (the "Registration Statement"), relating to the Company's initial public offering (the "Offering") was declared effective by the Securities and Exchange Commission on April 1, 1998. The sale of 5,750,000 shares of the Company's common stock, $1 par value, commenced on April 1, 1998 and has been completed. The managing underwriters for the Offering were
Smith Barney, Inc., PaineWebber Incorporated and Raymond James & Associates, Inc. The total price to the public was $74.7 million, the underwriting discounts and commissions totaled $5.2 million and expenses are estimated at $.6 million.

As  of  May 6, 1998, the Company had used the $69.0  million net  proceeds from the Offering as follows: (i) to repay
its $23.8 million indebtedness under its Subordinated Notes,
(ii) to acquire the Stephaniturm  for $17.5 million from
DSND, its strategic  alliance partner,  (iii) to incur  $5.6 million of costs related to the  construction of the Pacific
Horizon and (iv) to repay $13.0 million on the term loan indebtedness and $5.3 on the revolving note payable to DNB pending the application of the proceeds for the construction of the Pacific Horizon. The balance of the proceeds is being invested in short-term securities.

Excluding the repayment of the Subordinated Notes to the Principal Stockholders and the purchase of the Stephaniturm from DSND, none of such payments were direct or indirect payments to directors or officers of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company.

Item 6. Exhibits and Reports on Form 8-K.

       (a)      Exhibits

        3.1 Amended and Restated Certificate of Incorporation of the Company 1

        3.2     Bylaws of the Company 1

        10.1 Amended and Restated Credit Agreement dated May 13, 1998 Provided by Den Norske Bank to Horizon Vessels, Inc. and Horizon Offshore Contractors, Inc., as borrowers, and guaranteed by the Company

        27.1    Financial Data Schedule

       (b)      none

_____________________

        1 Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-43965).


                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HORIZON OFFSHORE, INC.


Date: May 14, 1998            By: /s/ David W. Sharp
                                      David W. Sharp
                                Executive Vice President and
                                 Chief Financial Officer