Form 10-Q
period 1998-06-30
HORIZON OFFSHORE INC
filed 1998-08-14
CIK 1051431

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1998
                                       OR

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

                            Yes [X]         No [ ]


The number of shares of the registrant's Common Stock outstanding as of July 31, 1998 was 19,826,480.

ITEM 1 - FINANCIAL STATEMENTS

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     June 30,       December 31,
                                                       1998             1997
                                                  -------------     ------------
                                                   (Unaudited)        (Audited)
                ASSETS
                ------

CURRENT ASSETS:
  Cash and cash equivalents                         $  9,995          $  2,846
  Accounts receivable-
    Contract receivables                              17,800             9,165
    Costs in excess of billings                       20,214             2,958
    Related parties                                    1,433               577
  Deferred income taxes                                1,808                --
  Other current assets                                 1,000               542
                                                    --------           -------
      Total current assets                            52,250            16,088
PROPERTY AND EQUIPMENT, net                          133,505            55,040
DEFERRED INCOME TAXES                                     --               137
OTHER ASSETS                                           3,279             1,724
                                                    --------           -------
                                                    $189,034           $72,989
                                                    ========           =======

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                  $  3,840           $ 4,145
  Accrued liabilities                                 11,938             2,540
  Accrued job costs                                   18,035             5,501
  Accrued interest                                         8               681
  Billings in excess of costs                            556               148
  Current maturities of long-term debt                 5,621             5,101
  Income taxes payable                                   596                85
                                                    --------           -------
      Total current liabilities                       40,594            18,201
LONG-TERM DEBT, net of current maturities             47,698            34,729
DEFERRED TAXES                                         2,773                --
                                                    --------           -------
      Total liabilities                               91,065            52,930
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value, 5,000,000 shares
   authorized, none issued and outstanding                --                --
  Common stock, $1 par value, 35,000,000 shares
   authorized, 19,826,480 and 14,076,480 issued
   and outstanding at June 30, 1998 and
   December 31, 1997, respectively                     9,119             3,369
  Subscriptions receivable                                --              (950)
  Additional paid-in-capital                          88,711            24,944
  Retained earnings (deficit)                            139            (7,304)
                                                    --------           -------
      Total stockholders' equity                      97,969            20,059
                                                    --------           -------
                                                    $189,034           $72,989
                                                    ========           =======

      The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                (In thousands, except share and per share data)

                                                                     Three Months Ended June 30,     Six Months Ended June 30,
                                                                          1998         1997              1998          1997
                                                                        -------       ------           -------       -------
CONTRACT REVENUES                                                       $34,311       $7,132           $52,922        $11,637
COST OF CONTRACT REVENUES                                                25,520        5,595            38,747         11,506
                                                                     ----------   ----------        ----------     ----------
  Gross profit                                                            8,791        1,537            14,175            131
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                              1,803          671             3,742          1,168
                                                                     ----------   ----------        ----------     ----------
  Operating income (loss)                                                 6,988          866            10,433         (1,037)
OTHER INCOME (EXPENSE)
  Interest                                                                 (310)        (111)           (1,111)          (976)
  Gain on sale of asset                                                      --           --                --            614
                                                                     ----------   ----------        ----------     ----------
                                                                           (310)        (111)           (1,111)          (362)
                                                                     ----------   ----------        ----------     ----------
NET INCOME (LOSS) BEFORE INCOME TAXES                                     6,678          755             9,322         (1,399)
INCOME TAX EXPENSE                                                        1,879           --             1,879             --
                                                                     ----------   ----------        ----------     ----------
NET INCOME (LOSS)                                                       $ 4,799       $  755           $ 7,443        $(1,399)
                                                                     ==========   ==========        ==========     ==========
NET INCOME (LOSS) PER SHARE--BASIC AND DILUTED                          $  0.24       $ 0.05           $  0.44        $ (0.10)
                                                                     ==========   ==========        ==========     ==========
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS)
 PER SHARE-BASIC AND DILUTED                                         19,608,607   13,750,000        16,935,596     13,750,000
                                                                     ==========   ==========        ==========     ==========

      The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                       CONSOLIDATED CASH FLOW STATEMENTS
                                  (Unaudited)
                       (In thousands, except share data)

                                                                     Six Months Ended June 30,
                                                                          1998       1997
                                                                        -------     ------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $  7,443      $(1,399)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities--
    Depreciation                                                          1,515          573
    Deferred income taxes                                                 1,102           --
    Gain on sale of assets                                                   --         (614)
    Changes in operating assets and liabilities--
      Accounts receivable                                                (9,491)         433
      Costs in excess of billings                                       (17,256)          93
      Billings in excess of costs                                           408           --
      Other assets                                                         (458)         153
      Accounts payable                                                     (305)          --
      Accrued liabilities                                                 9,398           58
      Accrued job costs                                                  12,534         (454)
      Accrued interest                                                     (673)         637
      Income taxes payable                                                  511       (1,738)
                                                                       --------      -------
        Net cash provided by (used in) operating activities               4,728       (2,258)
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases and additions to equipment                                  (55,768)      (2,527)
  Dry dock costs                                                           (601)          --
  Purchase of other assets                                                   96          113
  Proceeds from sale of assets                                               --        2,878
                                                                       --------      -------
        Net cash provided by (used in) investing activities             (56,273)         464
CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings under notes payable and long-term debt                      13,954        3,500
  Loan fees                                                                (792)          --
  Principal payments on long-term debt                                  (24,232)      (1,000)
  Issuance of common stock                                                  950           --
  Initial public offering proceeds, net                                  68,814           --
                                                                       --------      -------
        Net cash provided by (used in) financing activities              58,694        2,500
                                                                       --------      -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 7,149          706
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          2,846        2,650
                                                                       --------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  9,995      $ 3,356
                                                                       ========      =======

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                               $  1,914      $    --
  Cash paid for income taxes                                           $    265      $    --
  Non-cash investing and financing activities:
    Purchase and additions to equipment with the issuance of
     notes payable                                                     $ 24,097      $    --
    Gain on sale of assets to related party reflected as a
     capital contribution, net of tax effect of $1,631                 $     --      $ 3,170

      The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The consolidated interim financial statements included herein have been prepared by Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (Horizon or the Company), and are unaudited, except for the balance sheet at December 31, 1997, which has been prepared from the audited financial statements at that date. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments necessary for a fair presentation of the financial position as of June 30, 1998, the statements of operations for each of the three and six-month periods ended June 30, 1998 and 1997 and the statements of cash flows for the six-month periods ended June 30, 1998 and 1997. Although management believes the unaudited interim related disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the result to be expected for the entire year. The consolidated interim financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (Registration No. 333-43965).

Organization
------------

Horizon provides offshore construction services to the oil and gas industry. These services generally consist of laying and burying marine pipelines for the transportation of oil and gas. Work is performed primarily on a fixed-price or day-rate basis or a combination thereof.

In April 1998, the Company completed its initial public offering (the Offering) of 5,750,000 shares of its common stock at $13.00 per share and received $68.8 million, net of $5.9 million of underwriting commissions and discounts and expenses. The Company used the net proceeds of the Offering to repay $23.8 million of outstanding Subordinated Notes and to acquire the Stephaniturm, a 230-foot diving support vessel, for $17.5 million. The Company also repaid $18.3 million on its Credit Facility payable to Den norske Bank and invested the balance of the proceeds in short-term securities. At June 30, 1998, the Company had incurred $12.0 million of costs related to the construction of a derrick barge, the Pacific Horizon, which includes an allocated portion of the purchase price of the BB316, a 350-foot barge acquired in May 1998.

Interest Capitalization
-----------------------

Interest is capitalized on the average amount of accumulated expenditures for equipment that has been purchased and is undergoing major modifications and refurbishments prior to being placed into service. Interest is capitalized using an effective rate based on related debt until the equipment is placed into service. Interest expense for the three and six-month periods ended June 30, 1998 is net of $145,000 and $293,000 interest capitalized, respectively.

2.  PROPERTY AND EQUIPMENT:

Property and equipment consists of the following (in thousands):

                                                June 30,         December 31,
                                                 1998               1997
                                               --------           -------
Barges, boats and related equipment            $121,940           $51,349
Land and buildings                                6,794             4,039
Machinery                                         5,289               245
Office furniture and equipment                      905               424
Leasehold improvements                            1,229               237
                                               --------           -------
                                                136,157            56,294
Less-Accumulated depreciation                    (2,652)           (1,254)
                                               --------           -------
Property and equipment, net                    $133,505           $55,040
                                               ========           =======

During the six months ended June 30, 1998, the Company expended an additional $79.9 million, primarily for vessel acquisitions, improvements and refurbishments and for improvements to its marine support base in Port Arthur, Texas.

The Company has chartered the Stephaniturm to Det Sondenfjelds-Norske Dampskibsselskab ASA (DSND) until December 31, 1998, with an option to extend the charter term until March 31, 1999. The charter provides for the payment to the Company of $4.9 million during the initial term of the charter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto and the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Registration Statement on Form S-1 (Registration No. 333-43965) (the "Registration Statement"), relating to the Company's initial public offering (the "Offering").

General
-------

The Company provides marine construction services to the oil and gas industry primarily in the Gulf of Mexico (the "Gulf"). The Company's marine fleet is used primarily to install marine pipelines that transport oil and gas from newly installed production platforms and other subsea production systems. Over the past several years, improvements in seismic and drilling technology and production techniques, which have increased drilling success rates and efficiencies, have resulted in increased exploration and development in the Gulf and have improved the economics of developing smaller oil and gas fields, especially in shallow water.

The Company's present management team, which assumed its current role in July 1997, has aggressively expanded the Company's operations and has assembled a fleet of ten vessels. Horizon currently operates eight of these vessels, including four pipelay/pipebury barges, a dedicated pipebury barge, a derrick barge and two diving support vessels. During the first six months of 1997, the Company operated two pipelay/pipebury barges, the American Horizon and the Cajun Horizon. The Company acquired four vessels in 1997, all of which were placed into operation in 1998. The Gulf Horizon and Lone Star Horizon, pipelay barges capable of laying pipe with diameters ranging up to 42-inches and 48-inches, respectively, commenced operations in the first quarter of 1998. The Gulf Horizon completed a project offshore Venezuela during the first quarter of 1998. The Canyon Horizon, a pipebury barge, and the Pearl Horizon, a diving support vessel, became operational during the second quarter of 1998. The Company's expanded fleet competes in the Gulf for substantially all pipeline installation projects in shallow water depths of 200 feet and less, as well as a significant number of projects in intermediate water depths between 200 and 800 feet.

The Stephaniturm was acquired in April 1998 with Offering proceeds and is chartered to DSND for $4.9 million until December 31, 1998, with an option to extend the charter term to March 31, 1999. The Company recognized $1.8 million in revenues and $1.5 million in gross profit during the second quarter of 1998 related to this charter. The Stephaniturm offers saturation diving services in water depths up to 1,000 feet, riser installation, tie-ins and commissioning services that will allow the Company to perform more complex projects and operate in deeper water. In May 1998, Horizon acquired a recently refurbished 427-foot derrick barge with a 500-ton lift capacity. The vessel was renamed the Atlantic Horizon and was placed into service in June 1998.

In May 1998 the Company acquired a 350-foot pipebury barge, renamed the Pacific Horizon, which is being reconfigured as a derrick barge by installing an 800-ton, revolving crane. The Phoenix Horizon, a derrick/pipelay barge, is currently being bid for certain international work and refurbishment will be completed pending the outcome of the bids.

Among the important events announced during the second quarter was Horizon's deepwater joint venture with DSND, its strategic alliance partner. The joint venture, which will conduct deepwater pipelaying operations in the Gulf, will allow the Company to offer added capabilities to its customers and expand its presence into the deepwater market.

Results of Operations
---------------------

The discussion below describes the Company's results of operations. Certain factors in particular make the results of the following periods difficult to compare. First, when the Company's management team assumed its current role in July 1997, it implemented operational systems and procedures that include improved bidding and profitability analyses for projects, project supervision and review procedures, and increased equipment utilization achieved through vessel and project scheduling.

Second, the Company's fleet that operated during the first six months of 1997 consisted of only two vessels, the American Horizon and the Cajun Horizon. During the last quarter of 1997 and the first six months of 1998, the Company made significant acquisitions and improvements to its fleet. The Company operated four vessels during the first quarter of 1998 and was operating eight vessels by the end of the second quarter of 1998. The Company anticipates that due to the substantial growth in the size and operating capabilities of its fleet, the Company's future operating results will not be comparable to the Company's historical results. The Company's recent vessel acquisitions have expanded its operating capabilities and increased its operating cost structure. The Company's ability to integrate these vessels into its operations will directly impact the Company's future results of operations. The aggregate amount of selling, general and administrative expenses is also expected to increase to support this growth.

Three Months Ended June 30, 1998 Compared to the Three Months Ended
-------------------------------------------------------------------
June 30, 1997
-------------

Contract Revenues. Contract revenues were $34.3 million for the quarter ended June 30, 1998 compared to $7.1 million for the quarter ended June 30, 1997. The Company's fleet operating during the second quarter of 1998 consisted of eight vessels compared to two vessels during the second quarter of last year. The Company laid 63 miles and buried 104 miles of pipe during the quarter ended June 30, 1998 compared to approximately 21 miles laid and 21 miles buried for the second quarter of 1997.

Gross Profit. Gross profit was $8.8 million (25.6% of contract revenues) for the second quarter of 1998, compared to a gross profit of $1.5 million (21.6% of contract revenues) for the second quarter of 1997. Under the guidance of present management, the Company was able to improve its gross profit margin through more efficient execution of projects, greater equipment capacity and utilization and an increase in the number of contracts awarded.

Decreased revenues and gross profit for the second quarter of 1997 were primarily attributable to the number of contracts performed and resulting lack of equipment utilization and backlog.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1.8 million (5.3% of contract revenues) for the three months ended June 30, 1998 from $.7 million (9.4% of contract revenues) for the second quarter of 1997 primarily due to the addition of personnel and other expenses associated with the growth of the Company. The percentage decrease was primarily due to the significant increase in revenues without a commensurate increase in selling, general and administrative expenses.

Interest Expense. Interest expense of $.3 million for the three months ended June 30, 1998 is net of $145,000 of interest capitalized. Interest expense was $111,000 for the three months ended June 30, 1997. The Company's outstanding debt increased significantly during the fourth quarter of 1997 and the first six months of 1998 as a result of the vessel acquisitions and improvements made to expand the Company's fleet and the acquisition of marine bases in Houma, Louisiana and in Port Arthur, Texas. However, this increase in indebtedness in the first half of 1998 was partially offset by the repayment of debt with proceeds from the Offering during April 1998. The net increase in indebtedness during the first half of 1998 compares to a decrease in the Company's total outstanding debt from $39.1 million at December 31, 1996 to $11.1 million at June 30, 1997. This decrease in debt was attributable to the contribution of $21.0 million of debt to additional paid-in capital by Highwood Partners, L.P. and Westgate International, L.P. (the Principal Stockholders) and the application of $12.0 million of proceeds from the sale of assets to reduce debt during the first six months of 1997.

Income Taxes. The Company uses the liability method of accounting for income taxes. The Company utilized net operating loss carryforwards that at least partially offset income taxes in the second quarters of 1998 and 1997. For financial reporting purposes, a valuation allowance was established as of December 31, 1997 and 1996 to offset the Company's net deferred tax assets, including those related to carryforwards, to the extent they were not realizable through the sale of appreciated assets. As of June 30, 1998, the Company utilized a portion of its net operating loss carryforwards and provided federal income tax expense at a net effective rate of 28.1% for the quarter.

Net Income (Loss). Net income was $4.8 million or $.24 per common share for the three months ended June 30, 1998, compared to $.8 million or $.05 per common share for the quarter ended June 30, 1997. The net loss for the second quarter of 1997 was primarily due to the number of contracts performed and resulting lack of equipment utilization and backlog. This increase in net income for the second quarter of 1998 compared to 1997 is due to the significant increase in revenues and gross profit generated by the Company's expanded fleet.

Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997
-----------------------------------------------------------------------------

Contract Revenues. Contract revenues were $52.9 million for the six months ended June 30, 1998 compared to $11.6 million for the six months ended June 30, 1997. The Company laid 109 miles and buried 128 miles of pipe during the six months ended June 30, 1998 compared to approximately 40 miles laid and 40 miles buried during the first half of 1997. The Company's results of operations for the first half of 1998 reflect the expansion of its fleet from two to eight vessels, the level of offshore activity in the Gulf and management's ability to integrate these vessels into its operations and to competitively bid, win and successfully manage projects.

Gross Profit. Gross profit was $14.2 million (26.8% of contract revenues) for the first six months of 1998, compared to a gross profit of $131,000 for the same period of 1997. Under the guidance of present management, the Company has continued to improve its gross profit margin during the last half of 1997 and through the first half of 1998 as a result of efficient project execution, greater equipment capacity and utilization and an increase in the number of contracts awarded. Also included in the cost of contract revenues for the six months ended June 30, 1997 is $.4 million of operating costs associated with three boats and certain equipment which were sold to an affiliate in March 1997.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3.7 million (7.1% of contract revenues) for the six months ended June 30, 1998 from $1.2 million (10.0% of contract revenues) for the same period of 1997 primarily due to the addition of personnel and other expenses associated with the growth of the Company. The percentage decrease was primarily due to the significant increase in revenues with out a commensurate increase in selling, general and administrative expenses.

Interest Expense. Interest expense for the six months ended June 30, 1998 was $1.1 million net of $293,000 of interest capitalized. Interest expense was $1.0 million for the six months ended June 30, 1997. Interest expense increased during the first six months of 1998 due to the Company's debt borrowings for vessel acquisitions and improvements made to expand the Company's fleet and the acquisition of marine bases in Houma, Louisiana and Port Arthur, Texas. This increase in indebtedness was partially offset by the repayment of debt proceeds from the Offering in April 1998.

Other Income. The Company sold one of its vessels to an unaffiliated third party in February 1997 for $3.3 million cash resulting in the recognition of a $.6 million gain.

Income Taxes. The Company uses the liability method of accounting for income taxes. The Company utilized net operating loss carryforwards that at least partially offset income taxes in the first six months of 1998 and 1997. For financial reporting purposes, a valuation allowance was established as of December 31, 1997 and 1996 to offset the Company's net deferred tax assets, including those related to carryforwards, to the extent they were not realizable through the sale of appreciated assets. During the second quarter of 1998, the Company utilized a portion of its net operating loss carryforwards resulting in income tax expense of $1.9 million and a 20.2% net effective tax rate for the six months.

The Company recorded a $1.6 million deferred tax asset in Fiscal 1996 related to the $4.8 million gain from the sale of assets which was included in taxable income for 1997. The Company accounted for the $3.2 million gain on the sale, net of taxes of approximately $1.6 million, as a capital contribution for financial reporting purposes.

Net Income (Loss). Net income was $7.4 million or $.44 per common share for the six months ended June 30, 1998, compared to a net loss for the six months ended June 30, 1997 of $1.4 million or $.10 per common share. The net loss for 1997 was primarily due to the number of contracts performed and resulting lack of equipment utilization and backlog.

Liquidity and Capital Resources
-------------------------------

In April 1998, the Company completed the initial public offering of 5,750,000 shares of its common stock and received approximately $68.8 million, net of $5.9 million of underwriting commissions and discounts and expenses. The Company repaid its $23.8 million indebtedness under its Subordinated Notes, acquired the Stephaniturm for $17.5 million and expects to use the remaining proceeds of the Offering to continue construction of the Pacific Horizon. Pending application of the proceeds for the construction of the Pacific Horizon, the Company repaid $13.0 million on the term loan and $5.3 million on the revolving note payable to Den norske Bank (DNB). The balance of the proceeds was invested in short-term securities. The Company has incurred $12.0 million of costs related to the construction of the Pacific Horizon.

In May 1998, the Company amended its credit facility with DNB (the "Credit Facility") to provide for $50 million of borrowings. The amended Credit Facility provides for a $30 million reducing revolver to be reduced in monthly increments of $625,000 beginning June 30, 1999 and a $20 million revolving note due June 30, 2000. The amendment requires that certain conditions be met in order for the Company to obtain advances under the Credit Facility. The Credit Facility is secured by substantially all assets of the Company, including mortgages on all vessels owned by the Company, as well as accounts receivable. Other significant terms and covenants under the Credit Facility are described in the Company's Registration Statement.

On July 31, 1998, Horizon announced that its board of directors approved the repurchase of up to $10 million of the Company's outstanding common stock. The shares may be purchased from time to time, subject to market conditions, in the open market or in privately negotiated transactions, and such repurchases will be funded by borrowings provided by a wholly-owned subsidiary of Elliott Associates, L.P., the Company's largest stockholder. As of August 12, 1998, the Company had repurchased 2,000 shares of common stock for a total cost of $16,000.

The Company had working capital of $11.7 million, including cash of $10.0 million, at June 30, 1998 compared to a working capital deficit of $2.1 million at December 31, 1997. Prior to the completion of the Offering and the amendment to the Credit Facility, the Company financed its vessel and property acquisitions and improvements through operating cash flow and short-term borrowings. The significant growth in the number of construction contracts and related contract revenues has resulted in an increase in contract receivables. Cash provided by operations was $4.7 million for the six months ended June 30, 1998 compared to cash used by operations of $2.3 million during the first six months of last year.

Cash used for capital expenditures, primarily vessel acquisitions and improvements, totaled $55.8 million and $2.5 million during the first six months of 1998 and 1997, respectively. Principal payments on long-term debt were $24.2 million and $1.0 million during the first half of 1998 and 1997, respectively. As of June 30, 1998, the Company had $21.0 million outstanding under the Term Loan and $9.0 million outstanding under the revolving note payable to DNB bearing interest at 9.0% per annum.

Planned capital expenditures for the remaining six months in 1998 are estimated to total approximately $13.2 million to complete improvements to the Company's existing fleet, excluding the Stephaniturm and the Pacific Horizon discussed above. Management believes that available cash and cash generated from operations, together with available borrowings under the Credit Facility, will be sufficient to fund the Company's currently planned capital projects and working capital requirements for 1998. The Company's strategy, however, is to make other acquisitions to expand its operating capabilities and expand into selected international markets. To the extent the Company is successful in identifying acquisition opportunities, it may require additional debt or equity financing depending upon the size of the transaction.

Forward-Looking Statements
---------------------------

In addition to historical information, Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. Such uncertainties include but are not limited to: industry conditions and volatility; prices of oil and gas; the Company's ability to obtain and the timing of new projects, and changes in competitive factors, including the level of capital expenditures by oil and gas companies due to fluctuations in the price of oil and gas; risks of growth strategy, including the risks of rapid growth; operating hazards, including the unpredictable effect of natural occurrences on operations and the significant possibility of accidents resulting in personal injury and property damage; seasonality of the offshore construction industry in the Gulf; the Company's ability to attract and retain skilled workers; the need for additional financing; the Company's lack of operating history; contract bidding risks; percentage-of-completion accounting; continued active participation of the Company's executive management and key personnel; the effect on the Company's performance of regulatory programs and environmental matters; risks involved in the Company's operations expansion into international offshore oil and gas producing areas; and risks involved in joint venture operations, including difficulty in resolving disputes with present partners or reaching agreements with future partners. These and other uncertainties related to the business are described in detail under the heading "Risk Factors" in the Company's Registration Statement and in Item 5 to the Company's Current Report on Form 8-K dated July 21, 1998. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any of its forward-looking statements for any reason.

                           PART II  OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

The Company's Registration Statement on Form S-1 (Registration No. 333-43965) (the "Registration Statement"), relating to the Company's initial public offering of common stock was declared effective by the Securities and Exchange Commission on April 1, 1998. During the second quarter of 1998 the Company used $9.6 million of the net proceeds of the initial public offering to continue construction on the Pacific Horizon.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits

     3.1  Amended and Restated Certificate of Incorporation of the Company(1)

     3.2  Bylaws of the Company(1)

    10.1  Promissory Note, dated August 5, 1998, payable to Highwood Partners,
          L.P.

    27.1  Financial Data Schedule
______________
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-43965).

   (b)  Reports on Form 8-K:

   On April 30, 1998, the Company filed a report on Form 8-K, reporting under
   Item 2, the acquisition of the Stephaniturm, a 230-foot North Sea Class, dynamically positioned diving support vessel from DSND for $17.5 million.

   On May 27, 1998, the Company filed a report on Form 8-K, reporting under Items 2 and 5, the Company's acquisition of the Valhalla, a recently refurbished 427-foot derrick barge with a 500-ton lift capacity, renamed the Atlantic Horizon, for monthly charter payments of $200,000 for 18 months with an option to purchase the vessel for $13,240,000 at the end of the lease term. The Company also acquired a 350-foot pipebury barge from a subsidiary of J. Ray McDermott, S.A. for $10 million. This barge will be reconfigured as a derrick barge and renamed the Pacific Horizon.

   On July 21, 1998, the Company filed a report on Form 8-K, reporting under
   Item 5, cautionary statements concerning forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              HORIZON OFFSHORE, INC.


Date: August 14, 1998                         By: /s/ DAVID W. SHARP
                                              ---------------------------------
                                              David W. Sharp
                                              Executive Vice President and
                                              Chief Financial Officer