Form 10-Q
period 1998-09-30
HORIZON OFFSHORE INC
filed 1998-11-12
CIK 1051431

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                        PERIOD ENDED SEPTEMBER 30, 1998
                                      OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            Yes [X]         No [_]


The number of shares of the registrant's Common Stock outstanding as of October 30, 1998 was 18,699,280.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                    September 30,   December 31,
                                                         1998            1997
                                                      ---------       ---------
                                                     (Unaudited)      (Audited)
                       ASSETS
                       ------
CURRENT ASSETS:
  Cash and cash equivalents                           $   1,452       $   2,846
  Accounts receivable-
    Contract receivables                                 24,714           9,165
    Costs in excess of billings                          15,147           2,958
    Related parties                                         576             577
  Deferred income taxes                                     337               -
  Other current assets                                      594             542
                                                      ---------       ---------
      Total current assets                               42,820          16,088
PROPERTY AND EQUIPMENT, net                             139,906          55,040
DEFERRED INCOME TAXES                                         -             137
OTHER ASSETS                                              3,673           1,724
                                                      ---------       ---------
                                                      $ 186,399       $  72,989
                                                      =========       =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                    $   9,458       $   4,145
  Accrued liabilities                                     5,347           2,540
  Accrued job costs                                      14,999           5,501
  Accrued interest                                           10             681
  Billings in excess of costs                             1,215             148
  Current maturities of long-term debt                    2,402           5,101
  Income taxes payable                                      215              85
                                                      ---------       ---------
      Total current liabilities                          33,646          18,201
LONG-TERM DEBT, net of current maturities                50,765          34,729
DEFERRED INCOME TAXES                                     2,608               -
                                                      ---------       ---------
      Total liabilities                                  87,019          52,930
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value, 5,000,000 shares
    authorized, none issued and outstanding                   -               -
  Common stock, $1 par value, 35,000,000 shares
    authorized, 19,582,280 and 14,076,480 issued
    at September 30, 1998 and December 31,1997,
    respectively                                          9,119           3,369
  Subscriptions receivable                                    -            (950)
  Additional paid-in capital                             88,711          24,944
  Retained earnings (deficit)                             3,088          (7,304)
  Treasury stock , 244,200 shares at cost                (1,538)              -
                                                      ---------       ---------
      Total stockholders' equity                         99,380          20,059
                                                      ---------       ---------
                                                      $ 186,399       $  72,989
                                                      =========       =========


   The  accompanying  notes  are an  integral  part of  these  consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (In thousands, except share and per share data)

                                                  Three Months Ended September 30,    Nine Months Ended September 30,
                                                       1998              1997              1998              1997
                                                   -----------       -----------       -----------       -----------
CONTRACT REVENUES                                  $    34,894       $    10,594       $    87,816       $    22,231
COST OF CONTRACT REVENUES                               27,545             7,389            66,292            18,895
                                                   -----------       -----------       -----------       -----------
  Gross profit                                           7,349             3,205            21,524             3,336
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             2,308               790             6,050             1,958
                                                   -----------       -----------       -----------       -----------
  Operating income                                       5,041             2,415            15,474             1,378
OTHER INCOME (EXPENSE)
  Interest                                                (601)             (222)           (1,712)           (1,198)
  Gain on sale of asset                                      -                 -                 -               614
                                                   -----------       -----------       -----------       -----------
                                                          (601)             (222)           (1,712)             (584)
                                                   -----------       -----------       -----------       -----------
NET INCOME  BEFORE INCOME TAXES                          4,440             2,193            13,762               794
INCOME TAX EXPENSE                                       1,491                 -             3,370                 -
                                                   -----------       -----------       -----------       -----------
  NET INCOME                                       $     2,949       $     2,193       $    10,392       $       794
                                                   ===========       ===========       ===========       ===========
NET INCOME  PER SHARE--BASIC AND DILUTED           $      0.15       $      0.16       $      0.58       $      0.06
                                                   ===========       ===========       ===========       ===========

WEIGHTED AVERAGE SHARES USED IN COMPUTING
   NET INCOME  PER SHARE-BASIC AND DILUTED          19,740,572        14,016,324        17,880,863        14,016,324

                     The accompanying notes are an integral part of these consolidated  financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                       CONSOLIDATED CASH FLOW STATEMENTS
                                  (Unaudited)
                                (In thousands)

                                                                                             Nine Months Ended September 30,
                                                                                               1998                   1997
                                                                                             --------               --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                                 $ 10,392               $    794
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities-
      Depreciation                                                                              3,121                    791
      Deferred income taxes                                                                     2,408                    (66)
      Gain on sale of asset                                                                         -                   (614)
      Changes in operating assets and liabilities-
      Accounts receivable                                                                     (15,548)                (5,875)
      Costs in excess of billings                                                             (12,189)                   694
      Billings in excess of costs                                                               1,067                    780
      Other assets                                                                                (52)                   149
      Accounts payable                                                                          5,313                      -
      Accrued liabilities                                                                       2,807                  2,390
      Accrued job costs                                                                         9,498                   (332)
      Accrued interest                                                                           (671)                    17
      Income taxes payable                                                                        130                     66
                                                                                             --------               --------
        Net cash provided by (used in) operating activities                                     6,276                 (1,206)
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases and additions to equipment                                                        (61,619)                (6,256)
  Dry dock costs                                                                                 (619)                     -
  Purchase of other assets                                                                       (368)                     -
  Proceeds from sale of assets                                                                      -                  2,933
                                                                                             --------               --------
        Net cash used in investing activities                                                 (62,606)                (3,323)
CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings under notes payable and long-term debt                                            13,747                  4,591
  Loan fees                                                                                      (767)                     -
  Principal payments on long-term debt                                                        (26,177)                (1,502)
  Issuance of common stock                                                                        950                      -
  Initial public offering proceeds, net                                                        68,721                      -
  Purchase of treasury stock                                                                   (1,538)                     -
                                                                                             --------               --------
        Net cash provided by financing activities                                              54,936                  3,089
                                                                                             --------               --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (1,394)                (1,440)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                2,846                  2,650
                                                                                             --------               --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $  1,452               $  1,210
                                                                                             ========               ========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                                                     $  1,914               $     68
  Cash paid for income taxes                                                                 $    265               $      -
  Non-cash investing and financing activities:
    Purchase and additions to equipment with the issuance of notes payable                   $ 26,098               $  4,925
    Gain on sale of assets to related party reflected as a capital contribution,
      net of tax effect of $1,631                                                            $      -               $  3,170


                     The accompanying notes are an integral part of these  consolidated  financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The consolidated interim financial statements included herein have been prepared by Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (Horizon or the Company), and are unaudited, except for the balance sheet at December 31, 1997, which has been prepared from the audited financial statements at that date. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments necessary for a fair presentation of the financial position as of September 30, 1998, the statements of operations for each of the three and nine-month periods ended September 30, 1998 and 1997 and the statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. Although management believes the unaudited interim related disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year. The consolidated interim financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (Registration No. 333-43965).

Organization

Horizon provides offshore construction services to the oil and gas industry. These services generally consist of laying and burying marine pipelines for the transportation of oil and gas. Work is performed primarily on a fixed-price or day-rate basis or a combination thereof.

In April 1998, the Company completed its initial public offering (the Offering) of 5,750,000 shares of its common stock at $13.00 per share and received $68.7 million, net of $6.0 million of underwriting commissions and discounts and expenses. The Company used the net proceeds of the Offering to repay $23.8 million of outstanding Subordinated Notes and to acquire the Stephaniturm, a 230-foot diving support vessel, for $18.3 million. The Company also repaid $18.3 million on its Credit Facility payable to Den norske Bank and invested the balance of the proceeds in short-term securities. At September 30, 1998, the Company had incurred $15.6 million of costs related to the construction of a derrick barge, the Pacific Horizon, which includes an allocated portion of the purchase price of the BB316, a 350-foot barge acquired in May 1998.

Interest Capitalization

Interest is capitalized on the average amount of accumulated expenditures for equipment that has been purchased and is undergoing major modifications and refurbishments prior to being placed into service. Interest is capitalized using an effective rate based on related debt until the equipment is placed into service. Interest expense for the three and nine-month periods ended
September 30, 1998 is net of $443,000 and $736,000 interest capitalized, respectively. Interest capitalized as of September 30, 1997 was $173,000.

2.   PROPERTY AND EQUIPMENT:

Property and equipment consists of the following (in thousands):

                                         September 30,     December 31,
                                             1998             1997
                                           ---------        ---------
Barges, boats and related equipment        $ 128,806        $  51,349
Land and buildings                             7,526            4,039
Machinery                                      5,313              245
Office furniture and equipment                 1,099              424
Leasehold improvements                         1,267              237
                                           ---------        ---------
                                             144,011           56,294
Less- Accumulated depreciation                (4,105)          (1,254)
                                           ---------        ---------
Property and equipment, net                $ 139,906        $  55,040
                                           =========        =========

During the nine months ended September 30, 1998, the Company expended $87.7 million for vessel acquisitions, improvements and refurbishments and for improvements to its marine support base in Port Arthur, Texas.

The Company has chartered the Stephaniturm to Det Sondenfjelds-Norske Dampskibsselskab ASA (DSND) until December 31, 1998, with an option to extend the charter term until March 31, 1999. The charter provides for the payment to the Company of $4.9 million during its initial term.

3.    TREASURY STOCK

On July 31, 1998, Horizon announced that its board of directors approved the repurchase of up to $10 million of the Company's outstanding common stock. The shares may be purchased from time to time, subject to market conditions, in the open market or in privately negotiated transactions, and such repurchases will be funded by borrowings provided by a wholly-owned subsidiary of Elliott Associates, L.P., the Company's largest stockholder. As of September 30, 1998, the Company had repurchased 244,200 shares of common stock for a total cost of $1,538,000 through debt borrowings. The interest rate on the debt was 9% at September 30, 1998, and the debt matures on March 31, 2003.

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

General

Horizon Offshore, Inc. provides marine construction services to the oil and gas industry primarily in the Gulf of Mexico (the "Gulf"). The Company's marine fleet is used primarily to install marine pipelines that transport oil and gas from newly installed production platforms and other subsea production systems. Over the past several years, improvements in seismic and drilling technology and production techniques, which have increased drilling success rates and efficiencies, have resulted in increased exploration and development in the Gulf and have improved the economics of developing smaller oil and gas fields, especially in shallow water.

The Company's present management team, which assumed its current role in July 1997, has aggressively expanded Horizon's operations. This management team has assembled a fleet of ten vessels capable of providing a full range of pipeline and derrick services in varying water depths. Horizon currently operates eight of these vessels, consisting of four pipelay/pipebury barges, a dedicated pipebury barge, a derrick barge and two diving support vessels. The Company's expanded fleet competes in the Gulf for substantially all pipeline installation projects in shallow water depths of 200 feet and less, as well as a significant number of projects in intermediate water depths between 200 and 800 feet. Horizon has one derrick barge deployed, one derrick barge under construction and a derrick/pipelay barge undergoing refurbishment. These derrick barges have lift capacities ranging from 200 to 800 tons. The growth in the size and operating capabilities of the fleet is reflected in the Company's revenues and operating results. The following table describes Horizon's marine vessels and the date each vessel was deployed.

DATE DEPLOYED              Vessel                 Vessel Type
-------------              ------                 -----------
April 1996                 American Horizon       Pipelay/Pipebury
July 1996                  Cajun Horizon          Pipelay/Pipebury
January 1998               Lone Star Horizon      Pipelay/Pipebury
February 1998              Gulf Horizon           Pipelay/Pipebury
April 1998                 Pearl Horizon          Diving Support Vessel
May 1998                   Stephaniturm           Diving Support Vessel
June 1998                  Canyon Horizon         Pipebury
June 1998                  Atlantic Horizon       Derrick barge
First Quarter 1999*        Phoenix Horizon        Derrick/Pipelay
First Quarter 1999*        Pacific Horizon        Derrick
* ANTICIPATED DATE OF DEPLOYMENT.

The Stephaniturm, a 244-foot dynamically positioned diving support vessel, was acquired in April 1998 with Offering proceeds and is chartered to DSND for $4.9 million until December 31, 1998, with an option to extend the charter term to March 31, 1999. The Company recognized $1.7 million in revenues and $1.4 million in gross profit during the third quarter of 1998 related to this charter, and $3.5 million in revenues and $2.9 million in gross profit during the first nine months of 1998. The Stephaniturm offers saturation diving services in water depths up to 1,000 feet, riser installation, tie-ins and commissioning services that will allow the Company to perform more complex projects and operate in deeper water and under adverse weather conditions.

In May 1998, the Company acquired the BB-316, a 350-foot pipebury barge, subsequently renamed the Pacific Horizon, which is being reconfigured as a derrick barge by installing an 800-ton, revolving crane. The Phoenix Horizon, a derrick/pipelay barge, is currently being bid for certain international work and refurbishment will be completed pending the outcome of the bids. Adverse weather conditions in the Gulf of Mexico during the third quarter of 1998 caused delays in the refurbishment of the Phoenix Horizon and in the delivery of equipment needed to complete the construction of the Pacific Horizon. It is anticipated that these vessels will be placed into service in the first quarter of 1999.

Horizon formed a deepwater joint venture with DSND, its strategic alliance partner, in the second quarter of 1998 to conduct deepwater pipelaying operations in the Gulf. The Company will offer added capabilities to its customers and expand its presence into the deepwater market through the joint venture's operations.

Results of Operations

The discussion below describes the Company's results of operations. Certain factors in particular make the results of the following periods difficult to compare. First, when the Company's management team assumed its current role in July 1997, it implemented operational systems and procedures that include improved bidding and profitability analyses for projects, project supervision and review procedures. This management team has increased equipment utilization achieved through vessel and project scheduling and through an expansion in Horizon's client base.

Second, the fleet that operated during the first nine months of 1997 consisted of only two vessels, the American Horizon and the Cajun Horizon. During the last quarter of 1997 and the first nine months of 1998, the Company made significant acquisitions and improvements to its fleet. The Company operated four vessels during the first quarter of 1998 and was operating eight vessels by the end of the second quarter. Due to the substantial growth in the size and operating capabilities of its fleet, 1998 operating results are not comparable to 1997 results. The Company's recent vessel acquisitions have expanded its operating capabilities and increased its operating cost structure. The Company's ability to integrate these vessels into its operations will directly impact future results of operations. The aggregate amount of selling, general and administrative expenses has also increased to support this growth.

Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

Contract Revenues. Contract revenues were $34.9 million for the quarter ended September 30, 1998, compared to $10.6 million for the quarter ended September 30, 1997. The Company's fleet operating during the third quarter of 1998 consisted of eight vessels compared to two vessels during the third quarter of last year. During the third quarter of 1998, both equipment productivity and profit margins were impacted by adverse weather conditions in the Gulf of Mexico, which caused construction and scheduling delays. This delayed work was substantially completed in October 1998. The Company laid 51 miles and buried 50 miles of pipe during the quarter ended September 30, 1998, compared to approximately 36 miles laid and 36 miles buried for the first quarter of 1997.

Gross Profit. Gross profit was $7.3 million (21.1% of contract revenues) for the third quarter of 1998, compared to $3.2 million (30.2% of contract revenues) for the third quarter of 1997. Higher revenues and gross profit for the third quarter of 1998 were primarily attributable to the increased number vessels which were deployed during this period. Profit margins for the third quarter of 1998 declined due to adverse weather conditions in the Gulf.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2.3 million (6.6% of contract revenues) for the three months ended September 30, 1998, from $0.8 million (7.5% of contract revenues) for the third quarter of 1997, primarily due to the addition of personnel and other expenses associated with the growth of the Company. The percentage decrease was primarily due to the significant increase in revenues without a commensurate increase in selling, general and administrative expenses.

Interest Expense. Interest expense of $601,000 for the three months ended September 30, 1998 is net of $443,000 of interest capitalized. Interest expense was $222,000, net of $173,000 capitalized for the quarter ended September 30, 1997. The Company's total outstanding debt was $39.1 million at December 31, 1996, $16.6 million at September 30, 1997, and $53.2 million at September 30, 1998. The Company's outstanding debt increased significantly from September 1997 to September 1998 as a result of the vessel acquisitions and improvements made to expand the Company's fleet, and the acquisition of a marine base in Port Arthur, Texas. However, this increase in indebtedness was partially offset by the repayment of debt with proceeds from the Offering during April 1998. The decrease in debt from December 1996 to September 1997 was attributable to the contribution of $21.0 million of debt to additional paid-in capital by Highwood Partners, L.P. and Westgate International, L.P. (the "Principal Stockholders") and the application of $12.0 million of proceeds from the sale of assets to reduce debt during the first nine months of 1997.

Income Taxes. The Company provided federal income tax expense of $1.5 million, at a net effective rate of 34% on pre-tax income of $4.4 million for the quarter ended September 30, 1998. Pre-tax income for the same quarter in 1997 was $2.2 million and there was no income tax expense during this period due to net operating loss carryforwards. The Company uses the liability method of accounting for income taxes. Horizon utilized net operating loss carryforwards that offset income taxes in 1997 and at least partially offset income taxes in 1998. A valuation allowance was established to substantially offset the Company's net deferred tax assets, including those related to carryforwards, to the extent they were not realizable through the sale of appreciated assets at December 31, 1997.

Net Income. Net income was $2.9 million or $0.15 per common share for the third quarter of 1998, compared to $2.2 million or $0.16 per common share for the same quarter last year. This increase in net income for the third quarter of 1998 compared to 1997 is due to the significant increase in revenues and gross profit generated by the Company's expanded fleet.

Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997

Contract Revenues. Contract revenues were $87.8 million for the nine months ended September 30, 1998, compared to $22.2 million for the nine months ended September 30, 1997. The Company's results of operations for the first nine months of 1998 reflect the expansion of its fleet from two to eight vessels, the level of offshore activity in the Gulf and management's ability to integrate these vessels into its operations and to competitively bid, win and successfully manage projects. Adverse weather conditions in the Gulf during the third quarter of 1998 affected productivity, revenues and profit margins. The Company laid 160 miles and buried 178 miles of pipe during the nine months ended September 30, 1998 compared to approximately 76 miles laid and 76 miles buried during the same period in 1997.

Gross Profit. Gross profit was $21.5 million (24.5% of contract revenues) for the first nine months of 1998, compared to $3.3 million (15.0% of contract revenues) for the same period of 1997. Under the guidance of present management, the Company has continued to improve its gross profit margin as a result of efficient project execution, greater equipment capacity and utilization, and an increase in the number of contracts awarded.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6.1 million (6.9% of contract revenues) for the nine months ended September 30, 1998, from $2.0 million (8.8% of contract revenues) for the nine month period in 1997. The addition of personnel and other expenses associated with the growth of the Company have increased. The percentage decrease was primarily due to the significant increase in revenues without a commensurate increase in selling, general and administrative expenses.

Interest Expense. Interest expense for the nine months ended September 30, 1998 was $1.7 million net of $0.7 million of interest capitalized. Interest expense was $1.2 million for the nine months ended September 30, 1997, net of $173,000 capitalized. Interest expense increased during the first nine months of 1998 due to debt borrowings for vessel acquisitions and improvements made to expand the Company's fleet and the acquisition of marine bases in Houma, Louisiana and in Port Arthur, Texas. This increase in indebtedness was partially offset by the repayment of debt proceeds from the Offering in April 1998.

Other Income. The Company sold one of its vessels to an unaffiliated third party in February 1997 for $3.3 million cash resulting in the recognition of a $.6 million gain.

Income Taxes. Horizon uses the liability method of accounting for income taxes. The Company utilized net operating loss carryforwards to partially offset income taxes in the first nine months of 1998 and 1997. A valuation allowance was established to substantially offset the Company's net deferred tax assets, including those related to carryforwards, to the extent they were not realizable through the sale of appreciated assets at December 31, 1997. During the nine months ended September 30, 1998, the Company utilized a portion of its net operating loss carryforwards resulting in income tax expense of $3.4 million, a 24.5% net effective tax rate on pre-tax income of $13.8 million. For the same period in 1997, both pre-tax income and net income were $0.8 million, as no income tax expense was recorded due to net operating loss carryforwards.

The Company recorded a $1.6 million deferred tax asset in fiscal 1996 related to the $4.8 million gain from the sale of assets which was included in taxable income for 1997. The Company accounted for the $3.2 million gain on the sale, net of taxes of approximately $1.6 million, as a capital contribution for financial reporting purposes.

Net Income. Net income was $10.4 million or $.58 per common share for the nine months ended September 30, 1998, compared to a net income for the nine months ended September 30, 1997 of $.8 million or $0.06 per common share. This increase is due to the significant increase in revenues and gross profit generated by Horizon's expanded fleet.

Liquidity and Capital Resources

In April 1998, the Company completed the initial public offering of 5,750,000 shares of its common stock and received approximately $68.7 million, net of $6.0 million of underwriting commissions and discounts and expenses. The Company repaid its $23.8 million indebtedness under its Subordinated Notes, acquired the Stephaniturm for $18.3 million and subsequently used the remaining proceeds of the Offering to continue construction of the Pacific Horizon. Pending application of the proceeds for the construction of the Pacific Horizon, the Company repaid $13.0 million on the term loan and $5.3 million on the revolving note payable to Den norske Bank (DNB). The balance of the proceeds was invested in short-term securities. The Company has incurred $15.6 million of costs related to the construction of the Pacific Horizon as of September 30, 1998.

In May 1998, Horizon amended its credit facility with DNB (the "Credit Facility") to provide for up to $50 million of borrowings. The amended Credit Facility provides for a $30 million reducing revolver to be reduced in monthly increments of $625,000 beginning September 30, 1999 and a $20 million revolving note due September 30, 2000. The amendment requires that certain conditions be met in order for the Company to obtain advances under the Credit Facility. The Credit Facility is secured by substantially all assets of the Company, including mortgages on all vessels owned by the Company, as well as accounts receivable. Other significant terms and covenants under the Credit Facility are described in the Company's Registration Statement. Horizon was in compliance with the Credit Facility covenants at September 30, 1998.

On July 31, 1998, Horizon announced that its board of directors approved the repurchase of up to $10 million of the Company's outstanding common stock. The shares may be purchased from time to time, subject to market conditions, in the open market or in privately negotiated transactions, and such repurchases will be funded by borrowings provided by a wholly-owned subsidiary of Elliott Associates, L.P., the Company's largest stockholder. As of October 30, 1998, the Company had repurchased 1,127,200 shares of common stock for a total cost of $7,446,450 through debt borrowings.

Horizon had working capital of $9.2 million compared to a working capital deficit of $2.1 million at December 31, 1997. Prior to the completion of the Offering and the amendment to the Credit Facility, the Company financed its vessel and property acquisitions and improvements through operating cash flow and short-term borrowings. The significant growth in the number of construction contracts and related contract revenues has resulted in an increase in contract receivables. Cash provided by operations was $6.3 million for the nine months ended September 30, 1998, compared to cash used in operations of $1.2 million during the first nine months of last year.

Capital expenditures, primarily vessel acquisitions and improvements, totaled $87.7 million and $10.2 million during the first nine months of 1998 and 1997, respectively. Cash used for capital expenditures totaled $61.6 million and $6.3 million during the first nine months of 1998 and 1997, respectively, with the remaining $26.1 million and $4.9 million of additions made through debt borrowings. Principal payments on long-term debt were $26.2 million and $1.5 million during the nine months of 1998 and 1997, respectively. As of October 30, 1998, the Company had $20.3 million outstanding under the Term Loan and $14.4 million outstanding under the revolving note payable to DNB bearing interest at 8.5% per annum.

Planned capital expenditures for the remaining three months in 1998 are estimated to total approximately $3.7 million to complete improvements to the Company's existing fleet, excluding the Pacific Horizon discussed above. Management believes that available cash and cash generated from operations, together with available borrowings under the Credit Facility, will be sufficient to fund the Company's currently planned capital projects and working capital requirements for 1998. The Company's strategy, however, is to expand its operating capabilities and expand into selected international markets. To the extent the Company is successful in identifying expansion opportunities, additional debt or equity financing may be required depending upon the size of the transaction.

PART II - OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

The Company's Registration Statement on Form S-1 (Registration No. 333-43965) (the "Registration Statement"), relating to the Company's initial public offering of common stock was declared effective by the Securities and Exchange Commission on April 1, 1998. During the third quarter of 1998 the Company used $3.6 million of the net proceeds of the initial public offering to continue construction on the Pacific Horizon.

ITEM 5.   OTHER INFORMATION

Forward-Looking Statements

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

     3.1  Amended and Restated Certificate of Incorporation of the Company/1/

     3.2  Bylaws of the Company/1/

     27.1 Financial Data Schedule

______________
/1/ Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-43965).

     (b)  Reports on Form 8-K:

     None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HORIZON OFFSHORE, INC.


Date: November 11, 1998                  By: /s/ David W. Sharp
                                         -----------------------------
                                         David W. Sharp
                                         Executive Vice President and
                                         Chief Financial Officer