Form 10-K405
period 1998-12-31
HORIZON OFFSHORE INC
filed 1999-03-22
CIK 1051431

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

    [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-23653

                             HORIZON OFFSHORE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                            74-2162088
   (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

 2500 CITYWEST BOULEVARD, SUITE 2200
           HOUSTON, TEXAS                            77042
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

                                 (713) 361-2600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, $1.00 par value per share

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1999 was approximately $28.2 million.

     The number of shares of the registrant's common stock, $1.00 par value per share, outstanding as of March 15, 1999 was 19,826,480.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement prepared in connection with the registrant's 1999 annual meeting of stockholders have been incorporated by reference into Part III of this Form 10-K.

================================================================================

                             HORIZON OFFSHORE, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1. and 2.  Business and Properties..................................     1
Item 3.         Legal Proceedings........................................    12
Item 4.         Submission of Matters to a Vote of Security Holders......    12
Item 4a.        Executive Officers of the Registrant.....................    13

                                    PART II

Item 5.         Market for Registrant's Common Equity and Related            14
                  Stockholder Matters....................................
Item 6.         Selected Financial Data..................................    15
Item 7.         Management's Discussion and Analysis of Financial            17
                  Condition and
                  Results of Operations..................................
Item 7a.        Quantitative and Qualitative Disclosures About Market        22
                  Risk...................................................
Item 8.         Financial Statements and Supplementary Data..............    23
Item 9.         Changes in and Disagreements with Accountants on             23
                  Accounting
                  and Financial Disclosure...............................

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant.......    23
Item 11.        Executive Compensation...................................    23
Item 12.        Security Ownership of Certain Beneficial Owners and          23
                  Management.............................................
Item 13.        Certain Relationships and Related Transactions...........    23

                                    PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K...............................................    24
Financial Statements.....................................................   F-1
Signatures...............................................................   S-1
Exhibit Index............................................................   E-1

CAUTIONARY STATEMENT

     In addition to historical information, this Annual Report of Horizon Offshore, Inc. and its subsidiaries ("Horizon" or the "Company") includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. Such uncertainties include but are not limited to: industry conditions and volatility; prices of oil and gas; the Company's ability to obtain and the timing of new projects, and changes in competitive factors, including the level of capital expenditures by oil and gas companies due to oil and gas prices; risks of growth strategy, including the risks of rapid growth; operating hazards, including the unpredictable effect of natural occurrences on operations and the significant possibility of accidents resulting in personal injury and property damage; seasonality of the offshore construction industry in the Gulf of Mexico; the Company's ability to attract and retain skilled workers; the need for additional financing; the Company's limited operating history; contract bidding risks; percentage-of-completion accounting; continued active participation of the Company's executive management and key personnel; the effect on the Company's performance of regulatory programs and environmental matters; risks involved in the Company's operations expansion into international offshore oil and gas producing areas; and risks involved in joint venture operations, including difficulty in resolving disputes with present partners or reaching agreements with future partners. These and other uncertainties related to the business are described under "Cautionary Statements" below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any of its forward-looking statements for any reason.

                                     PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

GENERAL

     Horizon and its subsidiaries provide marine construction services to the offshore oil and gas industry primarily in the United States Gulf of Mexico (the "Gulf of Mexico" or the "Gulf"). The Company's marine fleet installs marine pipelines to transport oil and gas from newly installed production platforms and other subsea production systems, and installs and salvages production platforms and other marine structures. During 1998, the Company established customer relationships, aggressively expanded its operating capabilities through the addition of strategic assets and focused on delivering superior execution to its customers.

     The Company has assembled a fleet of ten vessels, nine of which are currently operational, with the Phoenix Horizon currently under refurbishment. The Company's fleet is capable of a wide range of marine construction activities, including installing up to 48-inch pipelines and smaller diameter rigid and coiled-line pipe in water depths up to 800 feet, providing pipebury and all other services necessary to commence transporting oil and gas through an installed pipeline, and installing and salvaging production platforms and other marine structures. Management believes that the Company's expanded fleet allows it to compete in the Gulf for substantially all pipeline installation projects in shallow water depths of 200 feet and less and a substantial number of projects in intermediate water depths of between 200 and 800 feet.

     Horizon was incorporated in Delaware on December 20, 1995 and did not commence operations until March 1996. Until December 1997, Horizon was wholly owned by Elliott Associates, L.P. and Westgate International, L.P. (the "Principal Stockholders").

     In April 1998, the Company completed its initial public offering (the "Offering") of 5,750,000 shares of its common stock at $13.00 per share and received net proceeds of $68.6 million, after $6.2 million of underwriting commissions and discounts, and other expenses. The Company used the net proceeds of the Offering to repay $23.8 million of outstanding indebtedness to the Principal Stockholders and to acquire the Stephaniturm, a 230-foot diving support vessel, for $18.3 million. The Company also repaid $18.3 million of its indebtedness outstanding under its Credit Facility and used the remaining net proceeds to expand the Company's fleet.

INDUSTRY CONDITIONS

     Demand for marine construction services is primarily a function of the level of oil and gas activity in the Gulf. Over the past several years, improvements in seismic and drilling technology and production techniques have resulted in more intensive drilling activity in the Gulf. The number of active drilling rigs in the Gulf of Mexico was less than 60 in May 1992 compared to 170 in December 1997 and 133 in December 1998.

     Due to the time required to drill an exploratory offshore well, formulate a development plan and install a production platform, the demand for marine construction services to install platforms and related pipelines in shallow and intermediate water depths usually lags exploratory drilling by six to eighteen months. Management expects the decrease in energy prices that began in 1998 to continue well into 1999, but believes that its business strategy has established a solid foundation for the Company's future growth. Horizon believes that its cost-conscious strategies and teaming arrangements with other companies will help it remain competitive despite decreasing energy and related service prices.

     A continued weakness in energy prices or a prolonged period of low levels of offshore drilling and exploration could adversely affect the Company's future revenues and profitability. The Company has experienced a decline in demand for its marine construction services in the Gulf, as oil and gas companies have reduced their levels of capital expenditures. The Company expects reduced demand for its services to impact its results of operations for 1999.

SCOPE OF OPERATIONS

     The Company is a leading provider of marine construction services in the shallow waters of the Gulf of Mexico. The Company laid 220 miles and buried 210 miles of pipe of various diameters in various water depths in the Gulf during 1998, compared to 125 miles of pipe laid and buried in 1997 and 65 miles laid and buried in 1996. The Company is capable of installing and burying pipelines with an outside diameter (including concrete coating) of up to 48 inches and smaller diameter pipe in water depths up to 800 feet.

     The Company's pipelay and pipebury vessels are highly specialized, capable of installing pipelines of various diameters. The Company's pipelay vessels employ conventional S-lay technology, which is appropriate for shallow and intermediate water depths. Conventional pipeline installation involves the sequential assembly of pipeline joints through an assembly line of welding stations that runs the length of the pipelay vessel, testing and coating the welds on the deck of the pipelay barge and then supporting the pipe off the stern and into the water via a ramp that is referred to as a "pontoon" or "stinger." The ramp supports the pipe to some distance under the water and prevents over-stressing as it curves into a horizontal position downward toward the sea floor. The barge is then moved forward by its anchor winches and the pipeline is laid on the sea floor. The suspended pipe forms an elongated "S" shape as it undergoes a second bend above the contact point on the sea floor. During the pipelay process, divers regularly inspect the pipeline to ensure that there are no obstructions on the sea floor, that the ramp is providing proper support and that the pipeline is settling correctly.

     Pipelines installed on the Outer Continental Shelf or located in water depths of 200 feet or less are required by the regulations of the United States Department of Interior's Minerals Management Service ("MMS") to be buried at least three feet below the sea floor. Jet sleds towed behind pipelay/pipebury barges are used to bury pipelines on shorter pipe installation projects. Towed jet sleds are less likely to damage the pipeline being laid or any existing pipelines which the pipeline may be crossing. Unlike a "plow" trencher, towed jet sleds use a high pressure stream of water which is pumped from the barge to create a trench into which the pipe settles. The Company also owns a dedicated bury barge, the Canyon Horizon, which was placed into service during the second quarter of 1998 and is capable of burying pipelines more efficiently and at greater water depths than any vessel of its kind in the Gulf. By utilizing the Canyon Horizon for burying larger projects and the Company's portable jet systems for burying smaller projects, the Company is able to match its burying approach to the requirements of each specific contract.

     The Company's fleet also includes a multi-purpose vessel, the Pearl Horizon, which was converted to serve as a diving support vessel to perform diving support services such as connecting pipelines to platforms and other pipelines (tie-ins), filling pipelines with water under pressure to test for tensile strength (hydrostatic testing) and commencing production from a platform (commissioning services). This vessel was deployed in April 1998.

     The Company began installing and removing or "salvaging" offshore fixed platforms with the acquisition of the Atlantic Horizon in June 1998. The Company has also constructed a derrick barge, the Pacific Horizon that is capable of lifting 800 tons. The Pacific Horizon commenced operations in March 1999. The Company is also upgrading the Phoenix Horizon to perform derrick services. Derrick barges are equipped with cranes designed to lift and place platforms, structures or equipment into position for installation. In addition, they can be used to disassemble and remove platforms and prepare them for salvage or refurbishment. The Company believes that the need to salvage platforms in the Gulf will increase as older structures are decommissioned and are required to be removed pursuant to MMS regulations relating to the abandonment of wells and removal of platforms.

     The Company is awarded contracts from its customers by means of a highly competitive bidding process. In preparing a bid, the Company must consider a variety of factors, including its estimate of the time necessary to complete the project. It must also take into account the location and duration of its current projects and projects that have been awarded for future performance. The Company's management has placed a strong emphasis on the sequential structuring of its scheduled work in adjacent areas to reduce the mobilization and de-mobilization time and cost associated with each project in order to increase the Company's profitability on those projects. The Company has also increased its bidding successes by employing and maintaining core groups of experienced foremen and deck hands that routinely work together on particular types of projects. The Company often obtains the services of workers outside its core employee groups by subcontracting with other parties. In subcontracting with other parties for certain key services, the Company attempts to utilize the same personnel. The Company examines the results of each bid it submits, reevaluates its bids, and implements a system of controls to maintain and improve the accuracy of its bidding process. The accuracy of the Company's various estimates in preparing a bid is critical to its profitability.

     The Company's contracts are typically of short duration, being completed in periods as short as several days to periods of up to several months for projects involving the Company's larger pipelay vessels. A substantial number of the Company's projects are performed on a fixed-price or "turnkey" basis, although some projects are performed on a cost-plus basis. Under a fixed-price contract, the price stated in the contract is subject to adjustment only for change orders placed by the customer. As a result, the Company is responsible for all cost overruns. Furthermore, the profitability of the Company under a fixed-price contract is reduced when the task takes longer to complete than estimated and, conversely, the Company's profitability is increased if the task is completed ahead of schedule. Under cost-plus arrangements, the Company receives a specified fee in excess of its direct labor and material cost and so is protected against cost overruns but does not benefit directly from increased performance.

MARINE EQUIPMENT

     The Company owns a fleet of four pipelay/pipebury vessels, a dedicated pipebury barge, two derrick barges, a derrick/pipelay barge and two diving support vessels. The following table describes the Company's marine vessels.

                                                                                            MAXIMUM
                                                                               MAXIMUM      PIPELAY     MONTH AND        DATE
                 VESSEL                        VESSEL TYPE        LENGTH    DERRICK LIFT    DIAMETER  YEAR ACQUIRED    DEPLOYED
----------------------------------------  ----------------------  -------   -------------   -------   -------------   ----------
                                                                  (FEET)       (TONS)       (INCHES)
American Horizon........................  Pipelay/Pipebury          180          --            18       Feb. 1996     Apr. 1996
Cajun Horizon...........................  Pipelay/Pipebury          140          --            10       Jun. 1996     Jul. 1996
Lone Star Horizon.......................  Pipelay/Pipebury          320          --            48       Nov. 1997     Jan. 1998
Gulf Horizon............................  Pipelay/Pipebury          350          --            42       Jul. 1997     Feb. 1998
Pearl Horizon...........................  Diving Support Vessel     180          --          --         Oct. 1997     Apr. 1998
DSND Stephaniturm.......................  Diving Support Vessel     230          --             4       Apr. 1998      May 1998
Canyon Horizon..........................  Pipebury                  300          --          --         Nov. 1997     Jun. 1998
Atlantic Horizon........................  Derrick Barge             420          550         --         Jun. 1998     Jun. 1998
Pacific Horizon.........................  Derrick Barge             350          800         --         May 1998      Mar. 1999
Phoenix Horizon(1)......................  Derrick/Pipelay           300          250           18       Jul. 1997     Late 1999

------------

(1) This vessel is being upgraded and refurbished and is expected to commence operations in late 1999.

     The Company owns all of its marine vessels other than the Atlantic Horizon, which is held under a capital lease agreement and the Company intends to acquire title to the vessel upon expiration of the lease term in November 1999. All of the Company's vessels, except the Atlantic Horizon, are subject to ship mortgages securing indebtedness. See Note 6 to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Under governmental regulations and its insurance policies, the Company is required to maintain its vessels in accordance with standards of seaworthiness, safety and health prescribed by governmental regulations and applicable vessel classification societies. The Company believes it is in compliance with all governmental regulations and insurance policies regulating such aspects of the operation and maintenance of its vessels.

     In the normal course of its operations, the Company also leases or charters other vessels, such as diving support vessels, tugboats, cargo barges, utility boats and support vessels.

THE DSND TRANSACTION

     In December 1997, the Company entered into a definitive agreement with Det Sondenfjelds-Norske Dampskibsselskab ASA ("DSND") to form a strategic alliance. DSND is a Norwegian-based full-service contractor in the subsea construction business with operations in the North Sea and offshore Brazil. As part of the DSND alliance, (1) DSND acquired 4,125,000 shares of the Company's common stock for $12.0 million from the Principal Stockholders, (2) the Company purchased the DSND Stephaniturm, a 230-foot North Sea class dynamically positioned diving support vessel, for $18.3 million, with a portion of the proceeds of the Offering in April 1998 and (3) the Company and DSND formed DSND Horizon, L.L.C. (the "DSND Horizon Joint Venture"), which is 30% owned by the Company, to primarily conduct deep water pipelaying operations in the Gulf, offshore Mexico and Canada, and in the Caribbean.

     The DSND Stephaniturm is capable of working during most weather conditions experienced during the winter in the Gulf, a period when many competitors are unable to continue operating due to the limitations of their vessels. The transfer of the DSND Stephaniturm was deemed effective as of January 1, 1998. The Company has chartered the vessel to DSND until December 31, 1999 with a cancellation provision at September 30, 1999 upon payment by DSND of a $250,000 cancellation fee. In 1998, DSND paid the Company $4.9 million of charter hire.

     The DSND Horizon Joint Venture will have access to a reel pipelaying vessel that is being constructed and chartered by DSND and will be able to install 10 inch diameter pipe in water depths as great as 6,000 feet. The reel vessel is presently being constructed for DSND and is expected to be available for operation during the first quarter of 2000. The Company believes that the capability of the reel vessel to reel pipe will allow the Company to compete more effectively in all water depths with other competitors that have reel pipeline capability because of the faster installation rates and reduced labor expense of reeling pipelines when compared to conventional pipelay methods. The dynamically positioned reel vessel will also allow the Company to participate in the deep water market segment to install small diameter pipelines and provide subsea construction services. The DSND Horizon Joint Venture will be able to charter this deep water pipelay vessel and its marine crew for $75,000 per day to perform any pipelay projects awarded to the DSND Horizon Joint Venture. DSND will charter the reel ship for five years from its completion in December 1999 with five additional one year renewal options at DSND's sole election. The DSND Horizon Joint Venture will be able to charter this vessel and other vessels on a "first-call" basis. DSND will provide, at cost, the supervisory members of the construction crew with deep water pipelay experience and Horizon will supply, at cost, all of the other construction crew members. The Company and DSND are required to fund, in proportion to their equity ownership, the funds required to operate the DSND Horizon Joint Venture to the extent not provided from operations. The DSND Horizon Joint Venture will also have access to DSND's other deep water pipelaying vessels on terms to be agreed for any deep water pipelaying projects that may be obtained by the DSND Horizon Joint Venture.

     Horizon believes the DSND alliance provides it with certain strategic benefits, including:

        1. An association with a highly regarded international marine contractor with a leading presence in providing pipeline installation and subsea construction services in the North Sea and offshore Brazil. DSND has built a substantial backlog of work in Brazil, and Horizon is pursuing opportunities to provide services in conjunction with DSND in Brazil.

        2. The ability of the DSND Stephaniturm to operate in the Gulf under adverse weather conditions.

        3. Immediate access to deep water technology, equipment and the ability to provide pipeline reel ship services in the deep and intermediate water depth areas of the Gulf, offshore Mexico and Canada, and in the Caribbean.

SAFETY AND QUALITY ASSURANCE

     Management is concerned with the safety and health of the Company's employees and maintains a stringent safety assurance program to reduce the possibility of costly accidents. The Company's health, safety and environmental ("HSE") department establishes guidelines to ensure compliance with all applicable state and federal safety regulations and provides training and safety education through new employee orientations, which include first aid and CPR training. In addition, prospective employees must submit to alcohol and drug testing. After each accident or other health or safety occurrence, the HSE department promptly collects data concerning the incident, performs further investigations, and evaluates its safety procedures to help prevent similar incidents. Failure of employees to adhere to the Company's health, safety and environmental guidelines may result in immediate termination of employment. The Company believes that its safety program and commitment to quality are vital to attracting and retaining customers and employees and controlling costs.

CUSTOMERS

     The Company's customers are primarily major and independent oil and gas producers operating in the Gulf of Mexico. During the year ended December 31, 1998, the Company provided offshore marine construction services to approximately 68 customers, none of which accounted for 10% or more of the Company's revenues. As a result of the emergence of a number of independent engineering firms during the past several years that manage the award and provision of marine construction services for many of the independent oil and gas producers, the Company's management team has also concentrated on maintaining close relationships with these engineering firms.

     The Company's revenues do not depend on any one customer. The level of construction services required by any particular customer depends on the size of that customer's capital expenditure budget devoted to construction plans in a particular year. Consequently, customers that account for a significant portion of contract revenues in one fiscal year may represent an immaterial portion of contract revenues in subsequent fiscal years. The Company's contracts are typically of short duration, being completed in periods as short as several days to several months.

BACKLOG

     As of December 31, 1998, the Company's backlog which is supported by written agreements amounted to $19.0 million, compared to the Company's backlog at December 31, 1997 of $16.4 million and at December 31, 1996 of $2.9 million. The Company's backlog has increased to $36.9 million as of March 15, 1999. Backlog is typically lower in the fourth and first quarters of the year due to the seasonality caused by weather conditions in the Gulf during the winter months. As the Company moves into international market areas, where projects tend to have longer lead times and result in earlier awards, its backlog may increase. The Company does not consider its backlog amounts to be a reliable indicator of future revenues because most of the Company's projects are awarded and performed within a relatively short period of time.

SEASONALITY, CYCLICALITY AND FACTORS AFFECTING DEMAND

     The marine construction industry in the Gulf of Mexico historically has been highly seasonal with contracts being awarded in the spring and early summer and performed before the onset of adverse weather conditions in the winter. The scheduling of much of the Company's work is affected by weather conditions and other factors and many of the Company's projects are performed within a relatively short period of time. The Company intends to offset partially the seasonality of its operations in the Gulf by pursuing selected international expansion opportunities.

     The level of activity in the marine construction business in the Gulf of Mexico has traditionally been seasonal and cyclical, depending primarily on weather conditions offshore in the Gulf and the capital expenditure budgets of oil and gas companies for developmental construction. The level and volatility of oil and gas prices have a strong effect on exploration and production activities offshore which ultimately affect the demand for the Company's services. These expenditures are influenced by the price of oil and gas, the cost of exploring for, producing and delivering oil and gas, sale and expiration dates of offshore leases in the United States and abroad, discovery rates of new oil and gas reserves in offshore areas, local and international political and economic conditions and the ability of the oil and gas industry to access capital.

INSURANCE

     The Company's operations are subject to the inherent risks of offshore marine activity, including accidents resulting in the loss of life or property, environmental mishaps, mechanical failures and collisions. The Company insures against these risks at levels it believes are consistent with industry standards. The Company believes that its insurance should protect it against, among other things, the cost of replacing the constructive total loss of its vessels. However, certain risks are either not insurable or insurance is available only at rates that the Company considers not to be economical. There can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all hazards to which the Company may be subject.

COMPETITION

     The offshore marine construction industry is highly competitive. Competition is influenced by such factors as price, availability and capability of equipment and personnel, and reputation and experience of management. Contracts for work in the Gulf of Mexico are typically awarded on a competitive bid basis one to three months prior to commencement of operations with customers usually requesting bids from companies they believe technically qualified to perform the project. The Company's marketing staff contacts offshore operators known to have projects scheduled to ensure the Company has an opportunity to bid for these projects. Although the Company believes customers consider, among other things, the availability and technical capabilities of equipment and personnel, the condition of equipment and the efficiency and safety record of the contractor, price is the primary factor in determining which qualified contractor is awarded the contract. Because of the lower degree of complexity and capital costs involved in shallow water marine construction activities, there are a number of companies with one or more pipelay barges capable of installing pipelines in shallow water. The Company currently competes in the Gulf in water depths of 200 feet or less primarily with Global Industries, Ltd., Torch, Inc. and a few other smaller contractors. Projects in water depths of 200 feet or more or where a higher degree of complexity is involved, competition generally is limited to Global Industries, Ltd. and J. Ray McDermott, S.A. ("McDermott"). The Company believes that its reputation, experienced management team and competitive pricing are its key advantages.

     Internationally, the marine construction industry is dominated by a small number of major international construction companies and government owned or controlled companies that operate in specific areas or on a joint venture basis with one or more of the major international construction companies. In Mexico, the primary competitors for any operations that may be conducted by the Company are joint ventures involving Mexican contractors and each of Global Industries, Ltd. and McDermott. The main competition in the West African offshore construction market is generally limited to ETPM, a French contractor; Saibos, a joint venture between a French and an Italian contractor; and Global Industries, Ltd.

REGULATION

     Many aspects of the offshore marine construction industry are subject to extensive governmental regulation. The Company's United States operations are subject to the jurisdiction of the United States Coast Guard, the National Transportation Safety Board and the Customs Service, as well as private industry organizations such as the American Bureau of Shipping. The Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards, and the Customs Service is authorized to inspect vessels at will.

     The Company is required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to its operations. The kinds of permits, licenses and certificates required in the operations of the Company depend upon a number of factors. The Company believes that it has obtained or will be able to obtain, when required, all permits, licenses and certificates necessary to the conduct of its business.

     In addition, the Company depends on the demand for its services from the oil and gas industry and, therefore, the Company's business is affected by laws and regulations, as well as changing taxes and policies relating to the oil and gas industry generally. In particular, the exploration and development of oil and gas properties located on the Outer Continental Shelf of the United States is regulated primarily by the MMS. The MMS must approve and grant permits in connection with drilling and development plans submitted by oil and gas companies. Delays in the approval of plans and issuance of permits by the MMS because of staffing, economic, environmental or other reasons could adversely affect the Company's operations by limiting demand for its services.

     Certain employees of the Company are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law, which laws operate to make liability limits established by state workers' compensation laws inapplicable to these employees and permit the employees and their representatives to pursue actions against the Company for job related injuries with generally no limits on the Company's potential liability.

     The operations of the Company are affected by numerous federal, state and local laws and regulations relating to protection of the environment, including the Outer Continental Shelf Lands Act, the Federal Water Pollution Control Act of 1972 and the Oil Pollution Act of 1990. The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and compliance is becoming increasingly difficult and expensive. However, the Company does not believe that compliance with current environmental laws and regulations is likely to have a material adverse effect on the Company's business or financial condition. Certain environmental laws provide for "strict liability" for remediation of spills and releases of hazardous substances and some provide liability for damages to natural resources or threats to public health and safety. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. The Company's compliance with these laws and regulations has entailed certain changes in operating procedures and approximately $85,000 in expenditures in fiscal 1998 and $75,000 in 1997. It is possible that changes in the environmental laws and enforcement policies thereunder, or claims for damages to persons, property, natural resources or the environment could result in substantial costs and liabilities to the Company. The Company's insurance policies provide liability coverage for sudden and accidental occurrences of pollution and/or clean-up and containment of the foregoing in amounts that the Company believes are comparable to policy limits carried by others in the offshore construction industry.

     Several of the Company's vessels are documented or registered in the United States, subjecting the Company to the citizenship restrictions of certain federal laws and regulations. Under these laws and regulations, the Company's chairman of the board, its chief executive officer and a specified minimum number of its directors must be United States citizens. Certain provisions of the Company's Bylaws are intended to aid in compliance with the foregoing requirements regarding United States citizenship of certain of the Company's directors and officers.

EMPLOYEES

     As of December 31, 1998, the Company had approximately 412 employees, including approximately 299 operating personnel and approximately 113 corporate, administrative and management personnel. These employees are not unionized or employed pursuant to any collective bargaining agreement or any similar agreement. The Company believes its relationship with its employees is good.

     The Company's ability to increase profitability depends substantially on its ability to attract and retain skilled construction workers, primarily welders, riggers and equipment operators. In addition, the Company's ability to expand its operations depends on its ability to increase its workforce. In view of the relationships developed by the Company's current management while engaged by other providers of marine construction services and the entrepreneurial emphasis of its management, the Company anticipates that it can compete effectively for skilled, experienced workers. While the Company believes its relationship with its skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction in the Company's skilled labor force, increases in the wage rates paid by the Company, or both. If either of these occurs to the extent such wage increases could not be passed on to the Company's customers, the Company's growth and profitability could be impaired.

PROPERTIES

     The Company's corporate headquarters are located in Houston, Texas, in approximately 46,000 square feet of leased space under a four-year lease which expires in 2001.

     In December 1997, the Company acquired approximately 23 acres with approximately 6,000 feet of water front on a peninsula in Sabine Lake near Port Arthur, Texas with direct access to the Gulf. The facility has more than 3,000 feet of deep water access for docking the Company's barges and vessels. This facility serves as the Company's marine support base and as a storage facility for marine structures that may be salvaged by the Company's fleet of marine equipment.

CAUTIONARY STATEMENT

     Certain statements made in this Annual Report that are not historical facts are "forward-looking statements" as defined in Section 27A of the Securities
Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may include statements that relate to:

         o our business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies;

          o   our objectives;

         o   projected or anticipated benefits from future or past acquisitions;
             and

         o projections involving anticipated capital expenditures or revenues, earnings or other aspects of capital projects or operating results.

     Also, you can generally identify forward-looking statements by such terminology as "may," "will," "expect," "believe," "anticipate,"
"project," "estimate" or similar expressions. We caution you that such statements are only predictions and not guarantees of future performance or events. In evaluating these statements, you should consider various risk factors, including but not limited to the risks listed below. These risk factors may affect the accuracy of the forward-looking statements and the projections on which the statements are based.

     All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are beyond our control. Any one of such influences, or a combination, could materially affect the results of our operations and the accuracy of forward-looking statements made by us. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

         o industry volatility, including the level of capital expenditures by oil and gas companies due to fluctuations in the price of oil and gas;

         o   risks of growth strategy, including the risks of rapid growth;

         o operating hazards, including the unpredictable effect of natural occurrences on operations and the significant possibility of accidents resulting in personal injury and property damage;

         o   the highly competitive nature of the marine construction business;

         o dependence on the continued strong working relationships with significant customers operating in the Gulf of Mexico (the "'Gulf");

          o   seasonality of the offshore construction industry in the Gulf;

          o   our ability to attract and retain skilled workers;

          o   the need for additional financing;

          o   our lack of operating history;

          o   contract bidding risks;

          o   percentage-of-completion accounting;

         o continued active participation of our executive directors and key operating personnel;

         o the effect on our performance of regulatory programs and environmental matters;

         o risks involved in the expansion of our operations into international offshore oil and gas producing areas; and

         o risks involved in joint venture operations, including difficulty in resolving disputes with present partners or reaching agreements with future partners.

     Many of these factors are beyond our ability to control or predict. We caution investors not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update the forward-looking statements contained in this Report, whether as a result of receiving new information, the occurrence of future events or otherwise.

     A more detailed discussion of certain of the foregoing factors follows:

INDUSTRY VOLATILITY MAY ADVERSELY AFFECT RESULTS OF OPERATIONS

     The demand for our services depends on the level of capital expenditures by oil and gas companies for developmental construction. As a result, the cyclical nature of the oil and gas industry has a significant effect on our revenues and profitability. Historically, prices of oil and gas, as well as the level of exploration and developmental activity, have fluctuated substantially. As a result of the decline in energy prices that began in 1998, oil and gas companies have reduced their level of capital expenditures. As a result, we have experienced a seasonal decline in demand for our marine construction services in the Gulf. We cannot predict when, or if, this condition will change. Any further significant decline in the worldwide demand for oil and gas or prolonged low oil or gas prices in the future would likely continue to depress development activity. A prolonged low level of activity in offshore drilling and exploration is likely to adversely affect our revenues and profitability.

RAPID GROWTH AND GROWTH STRATEGY INVOLVE RISKS

     We have grown rapidly both through internal growth and acquisitions of additional barges and vessels. We have assembled a fleet of ten vessels, nine of which are currently operational. We are currently upgrading and refurbishing one vessel. Future acquisitions of other complementary businesses and marine equipment are key elements of our future growth strategy. If we are unable to purchase additional equipment or other vessels on favorable financial or other terms or to manage acquired businesses or vessels, this could adversely affect our revenues and profitability. We cannot assure you that we will be able to identify or acquire equipment or businesses. In addition, any such future acquisitions may involve potential delays and increased costs. If we acquire new vessels, we may need to upgrade or refurbish such vessels. If we experience delays in the upgrading or refurbishment of such vessels or if the costs of such upgrading or refurbishment would exceed the anticipated costs, our operations could be negatively affected.

     We anticipate that part of our growth will come from the installation and removal or salvaging of offshore fixed platforms. We believe that the need to salvage platforms in the Gulf will increase and that our management team possesses the experience to compete for this business. However, we have only performed fifteen contracts over the last six months in this area. Accordingly, we cannot assure you that we will be successful in installing and salvaging platforms.

OPERATING HAZARDS MAY INCREASE OPERATING COSTS; LIMITED INSURANCE COVERAGE

     Offshore construction involves a high degree of operational risk. Risks of vessels capsizing, sinking, grounding, colliding and sustaining damage from severe weather conditions are inherent in offshore operations. These hazards may cause significant personal injury or property damage, environmental damage, and suspension of operations. In addition, we may be named as a defendant in lawsuits involving potentially large claims as a result of such occurrences. We maintain what we believe is prudent insurance protection. However, we cannot assure that any such insurance will be sufficient or effective under all circumstances. A successful claim for which we are not fully insured may have a material adverse effect on our revenues and profitability.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY

     Our business is highly competitive because construction companies operating offshore compete vigorously for available projects, which are typically awarded on a competitive bid basis. In addition, marine construction vessels have few alternative uses and high maintenance costs whether they are operating or not. As a result, some companies bid contracts at rates below our rates in order to cover their variable operating expenses and contribute to their fixed operating expenses. This may adversely affect the number of contracts that are awarded to us.

SEASONALITY MAY ADVERSELY AFFECT OPERATIONS

     Historically, the greatest demand for marine construction services has been during the period from May to September. This seasonality of the construction industry in the Gulf is caused both by weather conditions and by the historical timing of capital expenditures by oil and gas companies which accompanies this. As a result, revenues are typically higher in the summer months and lower in the winter months. Although we plan to offset Gulf seasonalities by pursuing business opportunities in international areas, we cannot assure that such expansion will offset the seasonality of our operations in the Gulf.

SHORTAGE OF SKILLED WORKERS MAY IMPAIR GROWTH POTENTIAL AND PROFITABILITY

     Our profitability depends on our ability to attract and retain workers. As a result, our management must devote significant time, effort, and expense to hire, train, and retain qualified workers. A significant increase in wages paid by other employers in our line of business could both result in a reduction of our work force and increases in the wages paid by us. If any of these events occur for a significant period of time, this could impair our profitability and growth potential.

NEED FOR ADDITIONAL FINANCING

     Our acquisition strategy may require significant amounts of additional capital. We may have to incur substantial indebtedness to finance future acquisitions and may issue additional equity securities in connection with such acquisitions.

WE HAVE A LIMITED OPERATING HISTORY

     The Company, which was organized in December 1995, has limited experience in conducting business and operations. As with any new enterprise, our business plans and strategies are being continually evaluated and revised. We cannot assure you that our business plans and strategies will be implemented or, if implemented, that they will be successful.

CONTRACT BIDDING RISKS

     Substantially all of our projects are performed on a fixed-price basis. Changes in offshore job conditions and variations in labor and equipment productivity may affect the revenue and costs on a contract. These variations may affect our gross profits. In addition, during the summer construction season, we typically bear the risk of delays caused by adverse weather conditions.

PERCENTAGE-OF-COMPLETION ACCOUNTING

     Since our contract revenues are recognized on a percentage-of-completion basis, we periodically review contract revenue and cost estimates as the work progresses. Accordingly, adjustments are reflected in income in the period when such revisions are determined. To the extent that these adjustments result in a reduction of previously reported profits, we would recognize a charge against current earnings that may be significant depending on the size of the adjustment.

WE DEPEND ON KEY PERSONNEL

     Our success depends on, among other things, the continued active participation of our executive officers and certain of our other key operating personnel. Our officers and personnel have extensive experience in the marine construction industry, both in domestic and international areas. The loss of the services of any one of these persons could have a material adverse effect on us.

COMPLIANCE WITH GOVERNMENTAL REGULATIONS MAY IMPOSE ADDITIONAL EXPENDITURES

     Our operations are subject to various governmental regulations, violations of which may result in civil and criminal penalties, injunctions, and cease and desist orders. In addition, some environmental statutes may impose liability without regard to negligence or fault. Although our cost of compliance with such laws has to date been immaterial, such laws are changed frequently. Accordingly, it is impossible to predict the cost or impact of such laws on our future operations. Also, the loss by us of any license required in our operations may have a material adverse effect on our operations.

     We depend on demand for our services from the oil and gas industry, and this demand may be affected by changing tax laws and oil and gas regulations. Accordingly, the adoption of laws which curtail oil and gas production in our areas of operation may adversely affect us. We cannot determine to what extent our operations may be affected by any new regulations or changes in existing regulations.

EXPANSION OF INTERNATIONAL OPERATIONS INVOLVES RISKS

     A key element of our expansion strategy is to expand our operations into international oil and gas producing areas. These international operations will be subject to a number of risks inherent in any business operating in foreign countries including, but not limited to:

          o   political, social, and economic instability;

          o   potential seizure or nationalization of assets;

          o   increased operating costs;

          o   modification or renegotiating of contracts;

          o   import-export quotas; and

          o   other forms of government regulation which are beyond our control.

     Additionally, our competitiveness in international market areas may be adversely affected by regulations, including but not limited to regulations requiring:

          o   the awarding of contracts to local contractors;

          o   the employment of local citizens; and

         o the establishment of foreign subsidiaries with significant ownership positions reserved by the foreign government for local citizens.

     We cannot predict what types of the above events may occur. If such an event should occur, it could have a material adverse effect on our operations and financial condition.

RISK OF JOINT VENTURE OPERATIONS

     We may conduct many of our international operations through joint ventures, jointly managed by us and the joint venture partner. Our joint venture with Det Sondenfjelds-Norske Dampskibsselskab ASA (DSND) and the operating vessels that DSND made available to us, will operate in the Gulf, offshore Mexico and Canada, and in the Caribbean. Under its terms, we do not have the ability to control the business and affairs of the joint venture. We anticipate entering into additional joint ventures with other entities if we expand into other international market areas. We cannot assure that we will undertake such joint ventures or, if undertaken, that such joint ventures will be successful.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various routine legal proceedings primarily involving claims for personal injury under the Jones Act and general maritime laws which the Company believes are incidental to the conduct of its business. The Company believes that none of these proceedings, if adversely determined, would have a material adverse effect on the Company's business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the names, ages, and offices held by each of the Executive Officers of the Company as of March 12, 1999:

                  NAME                     AGE                 POSITIONS WITH THE COMPANY
----------------------------------------   ---    -----------------------------------------------------
Bill J. Lam.............................   32     President, Chief Executive Officer and Director
David W. Sharp..........................   45     Executive Vice President and Chief Financial Officer
James K. Cole...........................   51     Senior Vice President

     Executive Officers are appointed by, and serve at the pleasure of, the Company's Board of Directors, subject to rights under Employment Agreements.

     BILL J. LAM is the President, Chief Executive Officer and a Director of the Company. Mr. Lam has been Chief Executive Officer and a Director since December 1997. From July 1997 to November 1997 he was Vice President -- Operations of the Company. Prior to being employed by the Company, Mr. Lam has held various supervisory positions for the following providers of marine construction services to the offshore oil and gas industry: Lowe Offshore, Inc. (from January 1997 to July 1997), McDermott (from January 1995 to January 1997) and OPI International, Inc. ("OPI") (from August 1990 to January 1995). Mr. Lam graduated from Texas A&M University in 1990 with a B.A. degree in economics.

     DAVID W. SHARP is the Executive Vice President and the Chief Financial Officer of the Company and has held those positions since December 1997. From October 1996 to November 1997, Mr. Sharp was Vice President -- Finance of the Company. He held various positions with McDermott, including world-wide project leader for the implementation of accounting and financial systems, from January 1995 to October 1996. Prior thereto, he held various positions with OPI, including controller-atlantic division and director of management information from November 1990 to January 1995. Mr. Sharp is a certified public accountant and graduated from the University of Texas in 1975 with a B.B.A. degree in business management.

     JAMES K. COLE is a Senior Vice President of the Company and has held that position since December 1997. From November 1996 to November 1997, Mr. Cole was Vice President -- Human Resources and Risk Management of the Company. He was manager of corporate safety and health of McDermott from January 1995 to September 1996 and director of corporate health, safety and environment for OPI from April 1991 to January 1995. Mr. Cole graduated from Louisiana State University (New Orleans) in 1973 with a B.A. degree in english. He served in the United States Army from 1967 to 1969. On the advice of counsel, Mr. Cole filed a voluntary petition for personal bankruptcy in July 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, $1.00 par value (the "Common Stock"), is traded on the Nasdaq National Market under the symbol "HOFF." At March 15, 1999 the Company had approximately 29 holders of record of its Common Stock.

     The following table sets forth the high and low closing bid prices per share of the Common Stock, as reported by the Nasdaq National Market, for each fiscal quarter since trading began on April 2, 1998.

                                          LOW       HIGH
                                       ---------  ---------
1998:
     Fourth Quarter..................  $    4.25  $    8.16
     Third Quarter...................  $    5.00  $   11.87
     Second Quarter (commencing April
       2, 1998)......................  $    9.81  $   16.88

     The Company intends to retain earnings, if any, to meet its working capital requirements and to finance the future growth of its business and, therefore, does not plan to declare or pay cash dividends to holders of its Common Stock in the foreseeable future. In addition, the Company is prohibited from making distributions to its stockholders under the terms of its existing indebtedness. See Note 6 to financial statements.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for the periods ended December 31, 1998, 1997 and 1996 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report.

                                                                            INCEPTION
                                         YEAR ENDED       YEAR ENDED         THROUGH
                                        DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                            1998             1997            1996(1)
                                        -------------    -------------    -------------
                                                   (IN THOUSANDS, EXCEPT PER
                                                   SHARE AND OPERATING DATA)
INCOME STATEMENT DATA:
Contract revenues....................     $ 119,802         $36,144         $  14,088
Costs of contract revenues...........        91,961          30,104            21,616
                                        -------------    -------------    -------------
     Gross profit (loss).............        27,841           6,040            (7,528)
Selling, general and administrative
expenses.............................         8,120           2,788             2,047
                                        -------------    -------------    -------------
     Operating income (loss).........        19,721           3,252            (9,575)
Other:
     Interest expense................        (2,814)         (1,619)           (1,662)
     Gain on sale of asset...........            20             614                --
     Other income....................            18              29                40
                                        -------------    -------------    -------------
Net income (loss) before income
taxes................................        16,945           2,276           (11,197)
Provision (benefit) for income
taxes................................         4,485              --            (1,617)
                                        -------------    -------------    -------------
Net income (loss)....................     $  12,460         $ 2,276         $  (9,580)
                                        =============    =============    =============
Net income (loss) per share -- basic
and diluted..........................     $    0.69         $  0.17         $   (0.70)
                                        =============    =============    =============
STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in)
operating activities.................     $  10,481         $ 3,491         $  (9,568)
Net cash used in investing
activities...........................       (79,267)        (28,306)          (25,916)
Net cash provided by financing
activities...........................        75,589          25,011            38,134
OTHER NON-GAAP FINANCIAL DATA:
EBITDA(2)............................     $  24,169         $ 4,254         $  (8,860)
OTHER FINANCIAL DATA:
Depreciation and amortization........     $   4,448         $ 1,002         $     715
Capital expenditures.................        95,725          38,267            29,999
OPERATING DATA:
Number of vessels operating at end of
period...............................             8               2                 2
Barge days(3)........................         1,654             568               347
Miles of pipe laid...................           220             125                65

                                        DECEMBER 31,      DECEMBER 31,
                                            1998              1997
                                        -------------     -------------
BALANCE SHEET DATA:
Working capital (deficit)............     $  12,661          $(2,113)
Property and equipment, net..........       145,680           55,040
Total assets.........................       193,669           72,989
Long-term debt, net of current
maturities...........................        62,268           34,729
Stockholders' equity.................        94,460           20,059

------------

(1) Results are from inception (December 20, 1995) through December 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

(2) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) is a supplemental financial measurement used by the Company and investors in the marine construction industry in the evaluation of its business. Management believes that EBITDA provides supplemental information about the Company's ability to meet its future requirements for debt service, capital expenditures and working capital and is not intended to depict funds available for reinvestment or other discretionary uses. Management of the Company believes factors that should be considered by investors in evaluating EBITDA include, but are not limited to, trends in EBITDA as compared to cash flow from operations, debt service requirements and capital expenditures. The Company's measurement of EBITDA may not be comparable to similarly titled measures reported by other companies. Further, EBITDA should not be considered in isolation or as an alternative to, or more meaningful than, net income, cash flow provided by operations or any other measure of performance determined in accordance with generally accepted accounting principles as an indicator of the Company's profitability or liquidity.

(3) Number of days vessels are offshore performing services, in transit or waiting on inclement weather, while under contract.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ from those expressed or implied by the forward-looking statements. See "Cautionary Statements."

GENERAL

     Horizon provides marine construction services to the oil and gas industry primarily in the Gulf of Mexico. The Company's marine fleet installs marine pipelines to transport oil and gas from newly installed production platforms and other subsea production systems, and installs and salvages production platforms and other marine structures. Over the past several years, improvements in seismic and drilling technology and production techniques, which have increased drilling success rates and efficiencies, have resulted in increased exploration and development in the Gulf and have improved the economics of developing smaller oil and gas fields, especially in shallow water. According to Offshore Data Services reports, the number of offshore rigs operating in the Gulf was 60 in May 1992, compared to approximately 170 in December 1997 and 133 in December 1998.

     The Company's present management team, which assumed its current role in July 1997, has aggressively expanded Horizon's operations. This management team has assembled a fleet of ten vessels capable of providing a full range of pipeline and derrick services in varying water depths. Horizon currently operates nine of these vessels, consisting of four pipelay/pipebury barges, a dedicated pipebury barge, two derrick barges and two diving support vessels. The Company's expanded fleet allows it to compete in the Gulf for substantially all pipeline installation projects in shallow water depths of 200 feet and less, as well as a significant number of projects in intermediate water depths between 200 and 800 feet. Horizon has two derrick barges deployed, and a derrick/pipelay barge undergoing refurbishment. These derrick barges have lift capacities ranging from 250 to 800 tons. The growth in the size and operating capabilities of the fleet is reflected in the Company's revenues and operating results. The following table describes Horizon's marine vessels and the date each vessel was deployed.

DATE DEPLOYED                                      VESSEL                 VESSEL TYPE
                                             -------------------     ----------------------
April 1996..............................     American Horizon        Pipelay/Pipebury
July 1996...............................     Cajun Horizon           Pipelay/Pipebury
January 1998............................     Lone Star Horizon       Pipelay/Pipebury
February 1998...........................     Gulf Horizon            Pipelay/Pipebury
April 1998..............................     Pearl Horizon           Diving Support Vessel
May 1998................................     Stephaniturm            Diving Support Vessel
June 1998...............................     Canyon Horizon          Pipebury
June 1998...............................     Atlantic Horizon        Derrick Barge
March 1999..............................     Pacific Horizon         Derrick Barge
Late 1999*..............................     Phoenix Horizon         Derrick/Pipelay

------------

* ANTICIPATED DEPLOYMENT.

     The Stephaniturm, a 230-foot dynamically positioned diving support vessel, was acquired in April 1998 with Offering proceeds and was chartered to DSND during 1998. DSND extended the charter term to December 31, 1999 with a cancellation provision at September 30, 1999 upon payment by DSND of a $250,000 cancellation fee. The Company recognized $4.9 million in revenues and $4.1 million in gross profit during 1998 related to this charter. The Stephaniturm offers saturation diving services in water depths up to 1,000 feet, riser installation, tie-ins and commissioning services that will allow the Company to perform more complex projects and operate in deeper water and under adverse weather conditions.

     In May 1998, the Company acquired the BB-316, a 350-foot pipebury barge, subsequently renamed the Pacific Horizon, which was reconfigured as a derrick barge by removing the pipebury equipment and installing an 800-ton, revolving crane. The Pacific Horizon was available for operations in March 1999. The Phoenix Horizon, a derrick/pipelay barge, is expected to become operational in late 1999. Adverse weather conditions in the Gulf of Mexico during the third quarter of 1998 caused delays in the refurbishment of the Phoenix Horizon and in the delivery of equipment needed to complete the construction of the Pacific Horizon.

     The Company entered into a capital lease in 1998 to acquire the Atlantic Horizon, a 550-ton derrick barge, pursuant to which the Company intends to acquire title to the vessel upon expiration of the lease term in November 1999.

     Horizon formed a deepwater joint venture with DSND, its strategic alliance partner, in the second quarter of 1998 to conduct deepwater pipelaying operations in the Gulf. The Company will offer added capabilities to its customers and expand its presence into the deepwater market through the joint venture's operations.

     The demand for offshore construction services in the Gulf depends largely on the condition of the oil and gas industry and, in particular, the level of capital expenditures by oil and gas companies for developmental construction. These expenditures are influenced by prevailing oil and gas prices, expectations about future demand and prices, the cost of exploring for, producing and developing oil and gas reserves, the discovery rates of new oil and gas reserves, sale and expiration dates of offshore leases in the United States and abroad, political and economic conditions, governmental regulations and the availability and cost of capital. Historically, oil and gas prices and the level of exploration and development activity have fluctuated substantially, impacting the demand for pipeline and marine construction services.

     Factors affecting the Company's profitability include competition, equipment and labor productivity, contract estimating, weather conditions and the other risks inherent in marine construction. The marine construction industry in the Gulf is highly seasonal as a result of weather conditions with the greatest demand for these services occurring during the second and third calendar quarters of the year. Full year results are not a direct multiple of any quarter because of this seasonality.

RESULTS OF OPERATIONS

     The discussion below describes the Company's results of operations. Three factors in particular make the results of the following periods difficult to compare. First, the 1998 operating results are not comparable to 1997 results due to substantial growth in the size and operating capabilities of the Company's fleet. The Company's recent vessel acquisitions have expanded its operating capabilities and increased its operating cost structure. The Company's ability to integrate these vessels into its operations will directly impact future results of operations. The aggregate amount of selling, general and administrative expenses has also increased to support this growth. Second, when the Company's new management team assumed its current role in July 1997, it implemented operational systems and procedures that include improved bidding and profitability analyses for projects, project supervision and review procedures. The management team has increased equipment utilization achieved through vessel and project scheduling and through an expansion in Horizon's client base. The benefits of these systems and procedures were not realized until late in 1997 and during 1998. Third, in the fourth quarter of 1996, the Company experienced difficulties in the Middle East primarily related to the acquisition of a barge and related pipelay project which resulted in significant financial losses described in the results of operations for the period from inception to December 31, 1996.

     A prolonged weakness in energy prices or a prolonged period of lower levels of offshore drilling and exploration could adversely affect the Company's future revenues and profitability. The Company has experienced a decline in demand for its marine construction services in the Gulf as oil and gas companies have reduced their levels of capital expenditures. The Company expects reduced demand for its services may impact its results of operations for 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     CONTRACT REVENUES. Contract revenues were $119.8 million for the year ended December 31, 1998 compared to $36.1 million for the year ended December 31, 1997. Revenues increased dramatically in 1998 as the Company expanded its fleet to offer an extensive range of pipeline and derrick services. The Company operated two vessels, the American Horizon and the Cajun Horizon, for the entire year in 1997 compared to eight vessels in operation by June 1998. All eight vessels were operational for the last six months of 1998. Severe weather conditions in the Gulf in the third quarter of 1998 impacted both equipment productivity and profit margins, causing construction and scheduling delays. The Company laid 220 miles and buried 210 miles of pipe of various diameters and in various water depths in the Gulf during 1998 compared to approximately 125 miles of pipe laid and buried in 1997. The Company recognized $4.9 million in revenues in 1998 for the Stephaniturm charter to DSND. The Company's results of operations for 1998 reflect the extensive capabilities of the Company's expanded fleet and current management's ability to competitively bid, win and successfully manage projects.

     GROSS PROFIT. Gross profit was $27.8 million (23.2% of contract revenues) for the year ended December 31, 1998 as compared to a gross profit of $6.0 million (16.7% of contract revenues) for 1997. Higher revenues and gross profit for 1998 were primarily attributable to the increased number of vessels that were deployed during this period. The Company recognized $4.1 million in gross profit from the Stephaniturm charter to DSND in 1998. In addition, the Company has continued to improve its gross profit margin beginning in the last half of 1997 through more efficient execution of projects, greater equipment utilization and an increase in the number of contracts awarded.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $8.1 million (6.8% of contract revenues) for 1998 from $2.8 million (7.7% of contract revenues) for 1997 primarily due to the addition of personnel and other expenses associated with the growth of the Company and its fleet expansion. The percentage decrease was primarily due to the significant increase in revenues without a commensurate increase in selling, general and administrative expenses.

     INTEREST EXPENSE. Interest expense was $2.8 million, net of $1.3 million interest capitalized for 1998 and $1.6 million, net of $.3 million interest capitalized for 1997. The Company's total outstanding debt was $69.9 million at December 31, 1998 compared to $39.8 million at year end 1997. The outstanding debt increased significantly during the fourth quarter of 1997 and throughout 1998 as a result of the vessel acquisitions and improvements made to expand the Company's fleet and the acquisition of the marine base in Port Arthur, Texas. The increase in indebtedness was partially offset by the repayment of $23.8 million of outstanding Subordinated Notes from Offering proceeds.

     OTHER INCOME. In December 1998, the Company sold its marine base in Houma, Louisiana to an unaffiliated third party for $.8 million cash resulting in a $20,000 gain. In February 1997, the Company sold one of its vessels to an unaffiliated third party for $3.3 million cash resulting in a $.6 million gain.

     INCOME TAXES. The Company uses the liability method of accounting for income taxes. Horizon utilized net operating loss carryforwards that offset income taxes in 1997 and at least partially offset income taxes in 1998. The Company provided federal income tax expense of $4.5 million, at a net effective rate of 26% on pre-tax income of $16.9 million in 1998. The Company did not have a valuation allowance at December 31, 1998 due to the Company's history of profitable operations. For 1997, both pre-tax and net income were $2.3 million, as no income tax expense was recorded due to net operating loss carryforwards. A valuation allowance was established to offset the Company's net deferred tax assets, including those related to carryforwards, to the extent they were not realizable through the sale of appreciated assets at December 31, 1997. As of December 31, 1998, the Company had net operating loss carryforwards of approximately $5.3 million which expires in 2012. See Note 7 of the notes to the Company's consolidated financial statements.

     NET INCOME. Net income was $12.5 million or $0.69 per share for the year ended December 31, 1998 compared to a net income for 1997 of $2.3 million or $0.17 per share. The increase in net income is primarily the result of the significant increase in revenues and gross profit generated by Horizon's expanded fleet.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE PERIOD FROM INCEPTION (DECEMBER 20,
1995)
  THROUGH DECEMBER 31, 1996

     CONTRACT REVENUES. Contract revenues were $36.1 million for the year ended December 31, 1997 compared to $14.1 million for the period from inception (December 20, 1995) through December 31, 1996 (Fiscal 1996). The American Horizon and the Cajun Horizon, which were placed into service in April and July 1996, respectively, were operational for the entire year in 1997. There was a significant increase in the number of construction contracts awarded to the Company in 1997 as compared to 1996. The Company installed approximately 125 miles of pipe ranging from three to ten inches in diameter during 1997 compared to approximately 65 miles for Fiscal 1996. The Company's results of operations for 1997 reflect the level of offshore activity in the Gulf and current management's ability to competitively bid, win and successfully manage projects.

     GROSS PROFIT (LOSS). Gross profit was $6.0 million (16.7% of contract revenues) for the year ended December 31, 1997 as compared to a gross loss of $7.5 million for Fiscal 1996. Under the guidance of present management, the Company has improved its gross profit margin in the last half of 1997 through more efficient execution of projects, greater equipment utilization, an increase in the number of contracts awarded and increased contract revenue.

     The gross loss for Fiscal 1996 was primarily attributable to $7.4 million in charges relating to actions undertaken by the Company, under former management, in attempting to expand operations into the Middle East. At the time, the Company agreed to acquire and refurbish a barge for the purpose of providing construction services in the Middle East. In connection with the acquisition, the Company undertook certain actions to perform construction services for a customer of the seller. The Company encountered title disputes over the barge, higher than anticipated refurbishment costs and the subsequent rejection of the barge by the customer. Present management of the Company has resolved title, contractual and other legal disputes pertaining to the barge and related project. The Company acquired the barge for $4.8 million with $3.0 million being payable over a three year period and agreed to pay $4.9 million with $4.4 million payable in monthly installments commencing January 1, 1998 until December 31, 2001 to the customer to settle the claims. The Company is in the process of upgrading and refurbishing the barge, since renamed the Phoenix Horizon, to serve as a combination derrick/pipelay barge in the Gulf.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $2.8 million (7.7% of contract revenues) for 1997 from $2.0 million (14.5% of contract revenues) for Fiscal 1996 primarily due to the addition of personnel and other expenses associated with the growth of the Company. The Company incurred $.5 million (3.5% of contract revenues) of travel and other costs in Fiscal 1996 related to the Company's unsuccessful expansion into the Middle East.

     INTEREST EXPENSE. Interest expense was $1.6 million, net of interest capitalized of $.3 million for 1997 and $1.7 million for Fiscal 1996. No interest was capitalized in Fiscal 1996. The Company's total outstanding debt increased during the last quarter of 1996 due to additional borrowings to fund acquisitions, capital improvements and working capital requirements. In April 1997, in connection with a recapitalization of the Company, the Principal Stockholders contributed $21.0 million of debt to additional paid-in capital. The Company applied $12.0 million of the proceeds from the sale of assets in 1997, as described below, to reduce debt to the Principal Stockholders. The Company's outstanding debt increased significantly during the fourth quarter of 1997 as a result of the vessel acquisitions and improvements made to expand the Company's fleet and the acquisition of marine bases in Houma, Louisiana and Port Arthur, Texas.

     OTHER INCOME. The Company sold one of its vessels to an unaffiliated third party in February 1997 for $3.3 million cash resulting in the recognition of a $.6 million gain.

     INCOME TAXES. The Company uses the liability method of accounting for income taxes. As of December 31, 1997, the Company had net operating loss carryforwards of approximately $2.1 million, and were utilized to reduce future income taxes in 1998. For financial reporting purposes, a valuation allowance has been established as of December 31, 1997 and 1996 to offset the Company's net deferred tax assets, including those related to carryforwards, to the extent they were not realizable through the sale of appreciated assets. See Note 7 of the notes to the Company's consolidated financial statements.

     A tax benefit of $1.6 million was recorded in Fiscal 1996 based upon the Company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. The deferred tax asset relates to the $4.8 million gain from the sale of assets which was included in taxable income for 1997. The Company accounted for the $3.2 million gain on the sale, net of taxes of approximately $1.6 million, as a capital contribution.

     NET INCOME (LOSS). Net income was $2.3 million for the year ended December 31, 1997 as compared to a net loss for Fiscal 1996 of $9.6 million. The net loss for Fiscal 1996 was primarily the result of the $7.4 million in charges relating to the unsuccessful expansion into the Middle East.

LIQUIDITY AND CAPITAL RESOURCES

     In April 1998, the Company completed the Offering of 5,750,000 shares of its common stock and received net proceeds of approximately $68.6 million, after $6.2 million of underwriting commissions and discounts, and other expenses. Of the net proceeds, the Company used $23.8 million to repay its indebtedness to the Principal Stockholders, acquired the Stephaniturm for $18.3 million and used the remaining proceeds of the Offering to expand its fleet. Pending application of the proceeds to expand its fleet, the Company repaid $13.0 million on the term loan and $5.3 million on the revolving note payable to Den norske Bank
(DNB). The balance of the proceeds was invested in short-term securities.

     In May 1998, Horizon amended its credit facility with DNB (the " Credit Facility") to provide for up to $50 million of borrowings at LIBOR plus 3%. The amended Credit Facility provided for a $30 million reducing revolver to be reduced in monthly increments of $.6 million beginning September 30, 1999 and a $20 million revolving note due September 30, 2000. In December 1998, the Company replaced the $30 million reducing revolving note payable due to Den norske Bank by entering into a loan agreement with The CIT Group. This loan provides for a $60 million term loan (" CIT Term Loan") at a more favorable interest rate of LIBOR plus 2.65% to be repaid in 84 monthly installments of $.5 million, maturing January 30, 2006. The current amount borrowed at December 31, 1998 was $50 million, however, the CIT Term Loan provides for additional borrowings of $5 million upon completion of the Pacific Horizon and another $5 million upon completion of the Phoenix Horizon. The Company used the $50 million to repay the reducing revolver note to DNB, pay down the revolving note payable to DNB, pay indebtedness to a Principal Stockholder and invested the remaining proceeds for future capital expenditures. The $20 million revolving note payable to DNB was amended in December 1998 to provide for $30 million of borrowings ("DNB Revolver") at a lower interest rate of LIBOR plus 2.5%. The DNB Revolver matures December 31, 2001.

     Both the CIT Term Loan and the DNB Revolver require that certain conditions be met in order for the Company to obtain advances under the loans. The CIT Loan is secured by mortgages on all vessels owned by the Company, except the Atlantic Horizon. The DNB Revolver is secured by accounts receivable. Other significant terms and covenants under these loans are described in note 6 to the financial statements. At December 31, 1998, the Company had $15.7 million available, pursuant to the borrowing base calculation under the DNB Revolver. Horizon was in compliance with all loan covenants at December 31, 1998.

     In July 1998, Horizon announced that its board of directors approved the repurchase of up to $10 million of the Company's outstanding common stock. The shares may be purchased from time to time, subject to market conditions, in the open market or in privately negotiated transactions, and such repurchases are funded by borrowings provided by a wholly-owned subsidiary of one of the Principal Stockholders. The Company borrowed $7.6 million during 1998 under a promissory note payable to this subsidiary of the Principal Stockholder. The $7.6 million outstanding balance was repaid from proceeds of the CIT Term Loan in December 1998. The Company may borrow an additional $2.4 million from the wholly-owned subsidiary of the Principal Stockholder. The note matures on March 31, 2003 and bears interest rate to be equal to that charged on the DNB Revolver.

     The Company entered into a capital lease in 1998 to acquire the Atlantic Horizon, a 550-ton derrick barge, for $16.4 million, pursuant to which the Company intends to acquire title to the vessel upon expiration of the lease term in November 1999. The lease term requires monthly lease payments of $.2 million for 18 months with the final payment of $13.2 million to be paid in November 1999. In the event the Company elects not to purchase the Atlantic Horizon at that time, the Company is required to pay $5 million as liquidated damages. This payment obligation is secured by a corporate surety bond in the amount of $5 million.

     Horizon had working capital of $12.7 million at December 31, 1998 compared to a working capital deficit of $2.1 million at December 31, 1997. Prior to the completion of the Offering and the amendment to the Credit Facility in May 1998, the Company financed its vessel and property acquisitions and improvements through operating cash flow and short-term borrowings. The significant growth in the number of construction contracts and related contract revenues has resulted in an increase in contract receivables.

     Cash provided by operations was $10.5 million for the year ended December 31, 1998 and $3.5 million for the year ended December 31, 1997, compared to cash used by operations of $9.6 million for Fiscal 1996. The Company has used borrowings and proceeds from the sale of assets to fund the cash used in operations and capital expenditures. The Company anticipates borrowing the additional $10 million under the CIT Term Loan and amounts available under the DNB Revolver to fund future equipment acquisitions and meet its working capital requirements.

     Cash used for capital expenditures during 1998 totaled $79.3 million compared to $31.9 million for 1997. The Company also made improvements to its marine base in Port Arthur, Texas in 1998.

     Planned capital expenditures for 1999 are estimated to total approximately $15 million to complete improvements to the Company's existing fleet. Management believes that cash generated from operations, together with available borrowings under its loan facilities, will be sufficient to fund the Company's currently planned capital projects and working capital requirements for 1999. The Company's strategy, however, is to make other acquisitions to expand its operating capabilities and expand into selected international areas. To the extent the Company is successful in identifying acquisition opportunities, it most likely will require additional debt or equity financing depending on the size of any transaction.

YEAR 2000

     With respect to its internal systems, the Company is taking steps to prepare its systems for the Year 2000 date change. Total amounts spent to date on Year 2000 efforts are less than $100,000 and future efforts are also expected to cost less than $100,000. The Company believes that its estimated costs related to the Year 2000 issue will not be material to the Company's business, operations, or financial condition. The Company makes use of computers in its reporting of accounting, financial, administrative, and management information. Additionally, the Company uses computers as a communication tool for its employees to communicate among themselves and with other persons outside the organization. Finally, certain equipment of the Company makes use of embedded computer technology.

     The Company has implemented a Year 2000 project plan to identify and assess its risks associated with Year 2000 issues. Under the plan, the Company assessed its major information and computing systems and has updated or replaced applications that were not Year 2000 compliant. The Company has also contacted its key vendors and customers to assess their efforts and progress with Year 2000 issues. The Company does not anticipate any material affects on its business, operations or financial condition. Despite efforts to address Year 2000 issues in advance, there can be no assurance that the Company will not experience unanticipated disruption, negative consequences or costs caused by undetected errors in the technology used in its internal systems.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     In this Annual Report, the consolidated financial statements and supplementary data of the Company appear on pages F-1 through F-18 and are incorporated herein by reference. See Index to Consolidated Financial Statements on page 23.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Company's directors and executive officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1999 annual meeting of stockholders and is incorporated herein by reference. For additional information regarding executive officers of the Company, see "Executive Officers of the Registrant" of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning the compensation of the Company's executive officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1999 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1999 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1999 annual meeting of stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following financial statements are filed as a part of this report:

          1.  Financial Statements

                                           PAGE
                                           ----
Report of Independent Public
  Accountants...........................   F-1
Consolidated Balance Sheets as of
  December 31, 1998 and 1997............   F-2
Consolidated Statements of Operations
  for the Periods Ended December 31,
  1998, 1997, and 1996..................   F-3
Consolidated Statements of Stockholders'
  Equity for the Periods Ended December
  31, 1998, 1997, and 1996..............   F-4
Consolidated Statements of Cash Flows
  for the Periods Ended December 31,
  1998, 1997, and 1996..................   F-5
Notes to Consolidated Financial
  Statements............................   F-6

    2.  Financial Statement Schedules

    Other schedules have not been included because they are not applicable, immaterial or the information required has been included in the financial statements or notes thereto.

    3.  Exhibits

    See Index to Exhibits on page E-1. The Company will furnish to any eligible stockholder, upon written request, a copy of any exhibit listed upon payment of a reasonable fee equal to the Company's expenses in furnishing such exhibit.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Horizon Offshore, Inc.:

We have audited the accompanying consolidated balance sheets of Horizon Offshore, Inc. (a Delaware corporation), and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997 and for the period from inception (December 20, 1995) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Horizon Offshore, Inc., and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 and for the period from inception (December 20, 1995) through December 31, 1996, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
February 26, 1999

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                        DECEMBER 31,     DECEMBER 31,
                                            1998             1997
                                        ------------     ------------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......     $  9,649         $  2,846
     Accounts receivable --
          Contract receivables.......       25,549            9,165
          Costs in excess of
              billings...............        9,546            2,958
          Related parties............           82              577
     Income taxes receivable.........          481               --
     Other current assets............          642              542
                                        ------------     ------------
               Total current
                   assets............       45,949           16,088
PROPERTY AND EQUIPMENT, net..........      145,680           55,040
DEFERRED INCOME TAXES................           --              137
OTHER ASSETS.........................        2,040            1,724
                                        ------------     ------------
                                          $193,669         $ 72,989
                                        ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable................     $  7,654         $  4,145
     Accrued liabilities.............        5,086            2,540
     Accrued job costs...............       10,334            5,501
     Accrued interest................           --              681
     Billings in excess of costs.....        2,608              148
     Current maturities of long-term
      debt...........................        7,606            5,101
     Income taxes payable............           --               85
                                        ------------     ------------
               Total current
                   liabilities.......       33,288           18,201
LONG-TERM DEBT, net of current
  maturities.........................       62,268           34,729
DUE TO RELATED PARTIES...............           20               --
DEFERRED INCOME TAXES................        3,633               --
                                        ------------     ------------
               Total liabilities.....       99,209           52,930
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $1 par value,
      5,000,000 shares authorized,
      none issued and outstanding....           --               --
     Common stock, $1 par value,
      35,000,000 shares authorized,
      19,826,480 and 14,076,480
      shares issued at December 31,
      1998 and 1997, respectively....        9,119            3,369
     Subscription receivable.........           --             (950)
     Additional paid-in capital......       87,767           24,944
     Retained earnings (deficit).....        5,156           (7,304)
     Treasury stock, 1,155,000 shares
      at cost at December 31, 1998...       (7,582)              --
                                        ------------     ------------
               Total stockholders'
                   equity............       94,460           20,059
                                        ------------     ------------
                                          $193,669         $ 72,989
                                        ============     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  INCEPTION
                                            YEAR ENDED       YEAR ENDED      (DECEMBER 20, 1995)
                                           DECEMBER 31,     DECEMBER 31,           THROUGH
                                               1998             1997          DECEMBER 31, 1996
                                           ------------     ------------     -------------------
CONTRACT REVENUES.......................    $  119,802       $   36,144          $    14,088
COST OF CONTRACT REVENUES...............        91,961           30,104               21,616
                                           ------------     ------------     -------------------
     Gross profit (loss)................        27,841            6,040               (7,528)
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES..............................         8,120            2,788                2,047
                                           ------------     ------------     -------------------
     Operating income (loss)............        19,721            3,252               (9,575)
OTHER:
     Interest expense...................        (2,814)          (1,619)              (1,662)
     Gain on sale of asset..............            20              614                   --
     Other income.......................            18               29                   40
                                           ------------     ------------     -------------------
NET INCOME (LOSS) BEFORE INCOME TAXES...        16,945            2,276              (11,197)
PROVISION (BENEFIT) FOR INCOME TAXES....         4,485               --               (1,617)
                                           ------------     ------------     -------------------
NET INCOME (LOSS).......................    $   12,460       $    2,276          $    (9,580)
                                           ============     ============     ===================
NET INCOME (LOSS) PER SHARE -- BASIC AND
  DILUTED...............................    $     0.69       $     0.17          $     (0.70)
                                           ============     ============     ===================
SHARES USED IN COMPUTING NET INCOME
  (LOSS) PER SHARE-BASIC AND DILUTED....    18,114,393       13,777,207           13,750,000

  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          COMMON STOCK          COMMON        ADDITIONAL     RETAINED       TREASURY STOCK
                                       ------------------        STOCK          PAID-IN      EARNINGS    ---------------------
                                       SHARES     AMOUNT     SUBSCRIPTION       CAPITAL      (DEFICIT)    SHARES      AMOUNT
                                       -------    -------    -------------    -----------    ---------   ---------   ---------
BALANCE, Inception...................      --     $   --         $  --          $    --       $    --           --    $    --
    Issuance of common stock at $.28
      per share......................  11,000      3,030            --               --            --           --         --
    Net loss.........................      --         --            --               --        (9,580)          --         --
                                       -------    -------    -------------    -----------    ---------   ---------   ---------
BALANCE, December 31, 1996...........  11,000      3,030            --               --        (9,580)          --         --
    Contribution of stockholders'
      debt to additional paid-in
      capital........................      --         --            --           21,000            --           --         --
    Contribution related to sales of
      assets to related party, net of
      tax effect of $1,631...........      --         --            --            3,170            --           --         --
    Exercise of stock warrants at
      $.004 per share................   2,750         13            --               --            --           --         --
    Subscription for common stock at
      $2.91 per share................     326        326          (950)             624            --           --         --
    Contribution related to
      litigation settlement paid by a
      Principal Stockholder..........      --         --            --              150            --           --         --
    Net income.......................      --         --            --               --         2,276           --         --
                                       -------    -------    -------------    -----------    ---------   ---------   ---------
BALANCE, December 31, 1997...........  14,076      3,369          (950)          24,944        (7,304)          --         --
    Payment received for common stock
      subscription...................      --         --           950               --            --           --         --
    Initial public offering of common
      stock, net of offering costs...   5,750      5,750            --           62,823            --           --         --
    Purchase of treasury stock.......      --         --            --               --            --        1,155     (7,582)
    Net income.......................      --         --            --               --        12,460           --         --
                                       -------    -------    -------------    -----------    ---------   ---------   ---------
BALANCE, DECEMBER 31, 1998...........  19,826     $9,119         $  --          $87,767       $ 5,156        1,155    $(7,582)
                                       =======    =======    =============    ===========    =========   =========   =========

                                           TOTAL
                                       STOCKHOLDERS'
                                          EQUITY
                                         (DEFICIT)
                                       -------------
BALANCE, Inception...................     $    --
    Issuance of common stock at $.28
      per share......................       3,030
    Net loss.........................      (9,580)
                                       -------------
BALANCE, December 31, 1996...........      (6,550)
    Contribution of stockholders'
      debt to additional paid-in
      capital........................      21,000
    Contribution related to sales of
      assets to related party, net of
      tax effect of $1,631...........       3,170
    Exercise of stock warrants at
      $.004 per share................          13
    Subscription for common stock at
      $2.91 per share................          --
    Contribution related to
      litigation settlement paid by a
      Principal Stockholder..........         150
    Net income.......................       2,276
                                       -------------
BALANCE, December 31, 1997...........      20,059
    Payment received for common stock
      subscription...................         950
    Initial public offering of common
      stock, net of offering costs...      68,573
    Purchase of treasury stock.......      (7,582)
    Net income.......................      12,460
                                       -------------
BALANCE, DECEMBER 31, 1998...........     $94,460
                                       =============

  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  INCEPTION
                                            YEAR ENDED       YEAR ENDED      (DECEMBER 20, 1995)
                                           DECEMBER 31,     DECEMBER 31,           THROUGH
                                               1998             1997          DECEMBER 31, 1996
                                           ------------     ------------     -------------------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income (loss)...................    $   12,460        $  2,276            $  (9,580)
    Adjustments to reconcile net income
      (loss) to net cash used in
      operating activities --
         Depreciation and
           amortization.................         4,448           1,002                  715
         Deferred income taxes..........         3,770            (137)              (1,617)
         Gain on sale of asset..........           (20)           (614)                  --
         Changes in operating assets and
           liabilities --
             Accounts receivable........       (15,889)         (6,567)              (3,175)
             Income tax receivable......          (481)             --                   --
             Costs in excess of
               billings.................        (6,588)           (213)              (2,745)
             Billings in excess of
               costs....................         2,460             148                   --
             Other assets...............           179            (713)                  --
             Accounts payable...........         3,509           2,871                1,013
             Accrued liabilities........         2,546           1,656                  844
             Accrued job costs..........         4,833           2,376                3,125
             Accrued interest...........          (681)          1,321                1,852
             Due to related parties.....            20              --                   --
             Income taxes payable.......           (85)             85                   --
                                           ------------     ------------     -------------------
                  Net cash provided by
                    (used in) operating
                    activities..........        10,481           3,491               (9,568)
CASH FLOW FROM INVESTING ACTIVITIES:
    Purchases and additions to
      equipment.........................       (79,255)        (31,883)             (25,699)
    Drydock costs.......................          (777)             --                   --
    Purchase of other assets............            --              --                 (217)
    Proceeds from sale of assets........           765           3,577                   --
                                           ------------     ------------     -------------------
                  Net cash used in
                    investing
                    activities..........       (79,267)        (28,306)             (25,916)
CASH FLOW FROM FINANCING ACTIVITIES:
    Borrowings under notes payable and
      long-term debt....................       123,865          30,441               35,104
    Loan fees...........................          (629)             --                   --
    Principal payments on long-term
      debt..............................      (109,588)         (5,593)                  --
    Issuance of common stock............           950              13                3,030
    Capital contribution related to
      legal settlement..................            --             150                   --
    Initial public offering proceeds,
      net...............................        68,573              --                   --
    Purchase of treasury stock..........        (7,582)             --                   --
                                           ------------     ------------     -------------------
                  Net cash provided by
                    financing
                    activities..........        75,589          25,011               38,134
                                           ------------     ------------     -------------------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS...........................         6,803             196                2,650
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD.............................         2,846           2,650                   --
                                           ------------     ------------     -------------------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD................................    $    9,649        $  2,846            $   2,650
                                           ============     ============     ===================
SUPPLEMENTAL DISCLOSURES:
    Cash paid for interest..............    $    4,789        $    107            $      --
    Cash paid for income taxes..........    $    1,281        $     --            $      --
    Non-cash investing and financing
      activities:
         Purchase and additions to
           equipment with the issuance
           of notes payable.............    $   16,470        $  6,384            $   4,300
         Gain on sale of assets to
           related party reflected as a
           capital contribution, net of
           tax effect of $1,631.........    $       --        $  3,170            $      --

  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  ORGANIZATION

     Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (Horizon or the Company), provide offshore construction services to the oil and gas industry. These services generally consist of laying and burying marine pipelines and installing and salvaging production platforms and other marine structures for the transportation of oil and gas. Work is performed primarily on a fixed-price or day-rate basis or a combination thereof.

     Horizon, which was incorporated on December 20, 1995, did not commence operations until March 1996 and until December 1997 was wholly owned by Elliott Associates, L.P. and Westgate International, L.P. (the Principal Stockholders). Accordingly, the results of operations for the year ended December 31, 1996 are the same as those presented in the accompanying financial statements. The Principal Stockholders funded substantially all of the Company's cash requirements from inception through April 1998, to fund its operating activities, working capital requirements and capital expenditures for the acquisition and improvement of assets and equipment. These advances were represented by promissory notes bearing interest at the rate of 10% per annum.

     In 1997, the Company was recapitalized through a series of transactions. The Principal Stockholders converted $21 million of the principal indebtedness and accrued interest to additional paid-in capital. The Company issued 10% Subordinated Notes due December 31, 2005 (Subordinated Notes) to the Principal Stockholders to evidence the remaining outstanding indebtedness and provide for any future advances in an aggregate amount not to exceed $20 million. Additionally, the Company issued a warrant to a Principal Stockholder to purchase 2,750,000 shares at $.004 per share, which approximated fair value at the date of the transaction. The warrant was exercised in December 1997. In 1997, the Company sold three boats, a tugboat and certain equipment to affiliated entities of the Principal Stockholders for a purchase price of $12.7 million and $12.0 million of the proceeds were used to reduce the indebtedness under the Subordinated Notes. The Company accounted for the $3.2 million gain on the sale, net of taxes of approximately $1.6 million, as a capital contribution. As of December 31, 1997 the balances outstanding on the Subordinated Notes totaled $16.1 million (See Note 6).

     In April 1998, the Company completed its initial public offering (the Offering) of 5,750,000 shares of its common stock at $13.00 per share and received $68.6 million, net of $6.2 million of underwriting commissions and discounts, and other expenses. The Company used the net proceeds of the Offering to repay $23.8 million of outstanding Subordinated Notes and to acquire the Stephaniturm, a 230-foot diving support vessel, for $18.3 million. The remaining Offering proceeds were used to expand the Company's fleet.

  DSND ALLIANCE

     In December 1997, the Company entered into an agreement with Det Sondenfjelds-Norske Dampskibsselskab ASA (DSND) to form a strategic alliance. DSND is a Norwegian-based, full service contractor in the subsea construction business. DSND acquired 4,125,000 shares of the Company's common stock from the Principal Stockholders. Upon completion of the Offering in April 1998, DSND sold the DSND Stephaniturm, a dynamically positioned diving support vessel, to the Company. In addition, the Company obtained a 30% interest in a joint venture (the "DSND Horizon Joint Venture") formed to operate a reel pipelaying vessel in the Gulf, offshore Mexico and Canada, and in the Caribbean. The Company and DSND are required to fund, in proportion to their equity ownership, the funds required to operate the DSND Horizon Joint Venture to the extent not provided from operations. The Company recognized equity in losses of the DSND Horizon Joint Venture of $(158,000) and made contributions of $138,000 during 1998. The Company also earned $127,000 from administrative fees billed to the DSND Horizon Joint Venture. The

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company is unable at this time to predict future working capital requirements of the DSND Horizon Joint Venture. The DSND Horizon Joint Venture will also have access to DSND's other deep water pipelaying vessels on terms to be agreed upon for any deep water pipelaying projects that may be obtained by the DSND Horizon Joint Venture.

  BUSINESS RISKS

     The Company's level of activity depends largely on the condition of the oil and gas industry and, in particular, the level of capital expenditures by oil and gas companies for developmental construction. These expenditures are influenced by prevailing oil and gas prices, expectations about future demand and prices, the cost of exploring for, producing and developing oil and gas reserves, the discovery rates of new oil and gas reserves, sale and expiration dates of offshore leases in the United States and abroad, political and economic conditions, governmental regulations and the availability and cost of capital. Historically, oil and gas prices and the level of exploration and development activity have fluctuated substantially, impacting the demand for pipeline and marine construction services.

     A prolonged weakness in energy prices or a prolonged period of lower levels of offshore drilling and exploration could adversely affect the Company's future revenues and profitability. The Company has experienced a decline in demand for its marine construction services in the Gulf as oil and gas companies have reduced their levels of capital expenditures. The Company expects reduced demand for its services may impact its results of operations for 1999.

     Factors affecting the Company's profitability include competition, equipment and labor productivity, contract estimating, weather conditions and the other risks inherent in marine construction. The marine construction industry in the Gulf is highly seasonal as a result of weather conditions with the greatest demand for these services occurring during the second and third quarters of the year. Full year results are not a direct multiple of any quarter because of this seasonality.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

  REVENUE RECOGNITION

     Contract revenues are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to the total estimated costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The asset "Costs in excess of billings" represents revenues recognized in excess of amounts billed. The liability "Billings in excess of costs" represents amounts billed in excess of revenues recognized.

  COST RECOGNITION

     Costs of contract revenues include all direct material and labor costs and certain indirect costs which are allocated to contracts based on utilization, such as supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred.

  INTEREST CAPITALIZATION

     Interest is capitalized on the average amount of accumulated expenditures for equipment that has been purchased and is undergoing major modifications prior to being placed into service. Interest is capitalized

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

until the equipment is placed into service using an effective rate based on related debt. Interest expense for the years ended December 31, 1998 and 1997, is net of interest capitalized in the amount of $1.3 million and $.3 million, respectively.

  EARNINGS PER SHARE

     Earnings per share data for all periods presented has been computed pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. There are no differences in basic EPS and diluted EPS for all periods presented.

     Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin No. 98, nominal issuances of common and common equivalent shares by the Company during the 12 months immediately preceding the initial filing of the Registration Statement relating to the Offering have been included in the calculation of the shares used in computing earnings (loss) per share (for the periods prior to the completion of the Offering) as if these shares were outstanding for such periods. The Company's nominal issuances relate to the warrant issued in conjunction with the Company's recapitalization in 1997.

  CASH AND CASH EQUIVALENTS

     The Company considers all cash in banks and highly liquid investments with original maturity dates of three months or less to be cash equivalents.

  PROPERTY AND EQUIPMENT

     Equipment is carried at cost. Depreciation is provided using the straight-line method based on the following estimated useful lives:

Barges, boats and related
equipment............................    15 to 18 years
Buildings............................          15 years
Machinery and equipment..............           8 years
Office furniture and equipment.......           5 years
Leasehold improvements...............           3 years

     Major additions and improvements to barges, boats and related equipment are capitalized over the useful life of the vessel. Maintenance and repairs including major overhauls are expensed as incurred. When equipment is sold or otherwise disposed of, the cost of the equipment and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

     In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes the recognition and measurement standards related to the impairment of long-lived assets. The Company periodically assesses the realizability of its long-term assets pursuant to the provisions of SFAS No.
121. Based on the Company's analysis of the undiscounted future cash flows for its long-term assets, no impairments have been recognized under SFAS No. 121.

  OTHER ASSETS

     Other assets consist principally of prepaid loan fees, deferred drydock cost, deferred interest and deposits. Deferred interest was imputed at 10% on aggregate non-interest bearing debt of $5.1 million and $7.4 million at December 31, 1998 and 1997, respectively, and will be amortized over the life of the debt agreements using the effective interest rate method. Deposits consist of a security deposit on the corporate

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

office lease and included a deposit for the purchase of marine equipment at December 31, 1997. Loan fees paid in connection with the loan facilities (See
Note 6) will be amortized over the term of the loans.

     Dry-dock costs are costs associated with scheduled maintenance on the Company's marine construction vessels. Costs incurred in connection with dry dockings are deferred and amortized over the period to the next scheduled dry docking. The Company includes in other current assets the portion of these deferred charges expected to be amortized during the next twelve month period, with the residual balance in other assets.

     Other assets consist of the following (in thousands):

                                           DECEMBER 31
                                       --------------------
                                         1998       1997
                                       ---------  ---------
Deposits.............................  $     114  $     596
Deferred dry-dock costs..............        733         --
Deferred interest expense............        242        645
Prepaid loan fees....................        951        322
Deferred offering costs..............         --        146
Other................................         --         15
                                       ---------  ---------
                                       $   2,040  $   1,724
                                       =========  =========

  FEDERAL INCOME TAXES

     The Company uses the liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company reviews all significant estimates on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates are inherent in the preparation of financial statements.

  SEGMENT INFORMATION

     In 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," was issued and requires companies to report financial and descriptive information about their reportable operating segments. The Company has operations in one industry segment, the marine construction service industry to offshore oil and gas companies, and the Company had no major customers whose revenues were 10% or more of consolidated revenues. Based upon the Company's interpretation of these requirements, it does not have any other reportable operating segments.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.  ACCOUNTS RECEIVABLE:

     Contract receivables are generally billed upon the completion of small contracts and are progress billed on larger contracts. Costs in excess of billings solely represent costs incurred on jobs in process. Claims for extra work and changes in scope of work are included in revenues when collection is determined by management to be probable.

     The Company has not experienced material losses from uncollected receivables. The principal customers of the Company are the major and independent oil and gas companies and their affiliates. The concentration of customers in the energy industry may impact the Company's overall credit exposure, either positively or negatively, since these customers may be similarly affected by changes in economic or other conditions. However, management believes that the diversification of the Company's portfolio of receivables within the energy industry reduces any potential credit risk associated with any particular customer.

     Included in accounts receivable from related parties at December 31, 1997 is $.3 million due from an affiliated entity owned by the Principal Stockholders for costs incurred by the Company related to the boats sold to this affiliated entity (See Note 1). During 1997, the affiliated entity repaid $1.2 million to the Company for such costs related to the boats, and the Company then paid $1.2 million on the Subordinated Notes in 1997.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following (in thousands):

                                              DECEMBER 31,
                                          ---------------------
                                             1998       1997
                                          ----------  ---------
Barges, boats and related equipment.....  $  141,436  $  51,349
Land and buildings......................       7,084      4,039
Machinery...............................         245        245
Office furniture and equipment..........       1,121        424
Leasehold improvements..................       1,330        237
                                          ----------  ---------
                                             151,216     56,294
Less -- Accumulated depreciation........      (5,536)    (1,254)
                                          ----------  ---------
Property and equipment, net.............  $  145,680  $  55,040
                                          ==========  =========
Depreciation expense is included in the
  following expense accounts:
     Costs of contract revenues.........  $    3,919  $     903
     Selling, general and
       administrative...................         421         99
                                          ----------  ---------
                                          $    4,340  $   1,002
                                          ==========  =========

4.  ACQUISITION OF ASSETS:

     Prior to December 31, 1996, members of the Company's former management team undertook certain actions in an attempt to expand the Company's operations into the Middle East. Under prior management, the Company agreed to acquire and refurbish a barge for purposes of providing construction services in the Middle East. The Company acquired the barge for $4.8 million, of which $3.0 million was financed with a note payable to the seller. The Company incurred improvement costs to refurbish the barge of $.2 million in 1998, $6.7 million in 1997 and $3.3 million in 1996. In connection with the purchase, the Company undertook certain actions to perform construction services for a customer of the seller. The Company encountered title disputes over the barge, higher than anticipated barge refurbishing costs and the subsequent rejection of the barge by the customer. In August 1997, present management of the Company

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

resolved the title, contractual and other legal disputes pertaining to the barge and the related project. Included in costs of contract revenues for 1996 is $7.4 million in charges related to the Company's attempt to expand operations into the Middle East. The Company paid $2.4 million in 1998 and $.5 million to the customer in the third quarter of 1997.

     The Company acquired two pipelay/pipebury barges, one pipebury barge and one diving support vessel during the last half of 1997. Acquisition and improvement costs relating to these vessels totaled $25.5 million during the last half of 1997 and $23.8 million during 1998. In July 1997, the Company acquired land and buildings in Louisiana for $.8 million to use as a marine base to support offshore operations which were sold in 1998. This marine base was no longer able to support the Company's expanded operations. The Company acquired a facility near Port Arthur, Texas in December 1997 as its primary marine base and storage facility for marine structures for a total of $7.1 million, including improvements of $3.9 million made in 1998.

     The Stephaniturm, a 230-foot dynamically positioned diving support vessel, was acquired for $18.3 million in April 1998 with Offering proceeds and is chartered to DSND. DSND extended the charter term until December 31, 1999 with a cancellation provision at September 30, 1999 upon payment by DSND of a $250,000 cancellation fee. The Company recognized $4.9 million in revenues and $4.1 million in gross profit during 1998 related to this charter.

     In May 1998, the Company acquired the BB-316, a 350-foot pipebury barge, subsequently renamed the Pacific Horizon, which was reconfigured as a derrick barge for a total cost of $20.2 million at December 31, 1998. The Pacific Horizon was placed into service in March 1999.

     The Company entered into a capital lease in 1998 to acquire the Atlantic Horizon, a 550-ton derrick barge, for $16.4 million, pursuant to which the Company intends to acquire title to the vessel upon expiration of the lease term in November 1999. The lease term requires monthly lease payments of $.2 million for 18 months with the final payment of $13.2 million to be paid in November 1999. In the event the Company elects not to purchase the Atlantic Horizon at that time, the Company is required to pay $5 million as liquidated damages. This payment obligation is secured by a corporate surety bond in the amount of $5 million.

5.  DISPOSITION OF ASSETS:

     The Company sold its marine base in Louisiana in December 1998 for $.8 million in cash and recognized a $20,000 gain on the sale.

     The Company sold one of its boats to an unaffiliated third party in February 1997 for $3.3 million in cash. A $.6 million gain was recognized on the sale.

     As discussed in Note 1, three boats and certain equipment were sold to affiliated entities owned by the Principal Stockholders for $12.7 million in 1997. The Company used the $12.0 million of sales proceeds to repay a portion of the debt to the Principal Stockholders. The Company accounted for the $3.2 million gain on the sale, net of taxes of approximately $1.6 million, as a capital contribution.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  NOTES PAYABLE (IN THOUSANDS):

                                           DECEMBER 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
Term loan payable to The CIT Group
  due in 84 monthly installments,
  maturing January 30, 2006, secured
  by mortgages on all Company owned
  vessels. Interest at LIBOR + 2.65%,
  8.25% at December 31, 1998.........  $  50,000  $      --
Lease payable to leasing company in
  monthly installments beginning July
  31, 1998, maturing November 27,
  1999, secured by a vessel..........     14,811         --
10% Subordinated Notes payable to
  Highwood Partners, L.P. due in
  quarterly installments beginning
  March 31, 2003, maturing December
  31, 2005. Interest at 10% due
  semi-annually beginning September
  30, 1997...........................         --      7,163
10% Subordinated Note payable to
  Westgate International, L.P. due in
  quarterly installments beginning
  March 31, 2003, maturing December
  31, 2005. Interest at 10% due
  semi-annually beginning September
  30, 1997...........................         --      8,939
Note payable to a foreign marine
  company including imputed interest
  at 10%, due in three annual
  installments of $1 million,
  maturing August 3, 2000............      2,000      3,000
Note payable to a foreign marine
  company including imputed interest
  at 10%, due in monthly installments
  beginning January 1, 1998, maturing
  December 31, 2001..................      3,063      4,425
Reducing revolving note payable to
  Den norske Bank in 48 monthly
  installments beginning July 1,
  1998, maturing June 30, 2002,
  secured by mortgages on all owned
  vessels and accounts receivable
  from customers. Interest at Den
  norske Bank's prime rate plus 1/2%
  or LIBOR plus 3%, 9.0% at December
  31, 1997...........................         --     13,000
Revolving note payable to Den norske
  Bank due December 31, 2001, secured
  by accounts receivable from
  customers. Interest at Den norske
  Bank's prime rate plus 1/2% or
  LIBOR plus 2.5%, 8.25% at December
  31, 1998...........................         --      1,650
Lease payable to a marine
  transportation company in monthly
  installments beginning January 22,
  1998, maturing January 22, 1999,
  secured by a vessel................         --      1,159
Note payable to a bank in monthly
  payments including interest at
  9.5%, secured by land and
  buildings, maturing July 27,
  2002...............................         --        494
                                       ---------  ---------
          Total long term debt.......     69,874     39,830
          Less -- Current
          maturities.................     (7,606)    (5,101)
                                       ---------  ---------
          Long-term debt, net of
             current maturities......  $  62,268  $  34,729
                                       =========  =========

  LOAN FACILITIES

     On October 27, 1997, the Company entered into a credit facility, which was amended in December 1997, with Den norske Bank ("DNB") providing for $20 million of borrowings. In May 1998, Horizon amended its credit facility with DNB (the "Credit Facility") which provided for up to $50 million of borrowings at LIBOR plus 3%. The amended Credit Facility provided for a $30 million reducing revolver to be reduced in monthly increments of $.6 million beginning September 30, 1999 and a $20 million revolving note due September 30, 2000. In December 1998, the Company replaced the $30 million reducing revolving note payable due to Den norske Bank by entering into a loan agreement with The CIT Group. This loan

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

provides for a $60 million term loan at LIBOR plus 2.65% ("CIT Term Loan") to be repaid in 84 monthly installments of $.5 million beginning January 30, 1999, maturing January 30, 2006. The current amount borrowed at December 31, 1998 was $50 million, however, the CIT Term Loan provides for additional borrowings of $5 million upon completion of the Pacific Horizon and another $5 million upon completion of the Phoenix Horizon. The Company used the proceeds from the CIT Term Loan to pay off all outstanding debt to DNB and the outstanding debt to a wholly-owned subsidiary of a principal stockholder. In December 1998, the Company amended the $20 million revolving note to provide for $30 million of borrowings ("DNB Revolver"). The DNB Revolver matures on December 31, 2001, bears interest at LIBOR plus 2.5% and is secured by accounts receivable from customers.

     The CIT Term Loan and DNB Revolver loan covenants require that certain conditions be met in order for the Company to obtain advances. The CIT Term Loan is secured by mortgages on all vessels owned by the Company, except the Atlantic Horizon. The DNB Revolver is secured by accounts receivable. Advances under the DNB Revolver may be obtained in accordance with a borrowing base defined as a percentage of accounts receivable balances. Both the CIT and DNB loan facilities require the Company to maintain certain financial ratios and contain certain covenants that limit the Company's ability to incur additional indebtedness, pay dividends, create certain liens, sell assets and make capital expenditures.

     The Company acquired the Atlantic Horizon, a derrick barge, under a lease purchase arrangement. The Company intends to refinance the vessel with proceeds from the CIT Term Loan upon the expiration of the lease term. In the event the Company elects not to purchase the Atlantic Horizon at that time, the Company is required to pay $5 million as liquidated damages. This payment obligation is secured by a corporate surety bond in the amount of $5 million.

     Maturities of long-term debt for each of the years ending December 31 are as follows (in thousands):

1999.................................  $   7,606
2000.................................      7,606
2001.................................     21,330
2002.................................      5,556
2003.................................      5,556
Thereafter...........................     22,220
                                       ---------
                                       $  69,874
                                       =========

  INDEBTEDNESS TO RELATED PARTIES

     The Principal Stockholders made advances to the Company, including accrued interest at 10% per annum, to fund operating activities, working capital requirements and capital expenditures for the acquisition and improvement of assets and equipment. These advances were represented by two promissory notes bearing interest at the rate of 10% per annum. In 1997, the Company was recapitalized through a series of transactions. The Principal Stockholders converted $21 million of the principal indebtedness and accrued interest to additional paid-in capital. The Company issued 10% Subordinated Notes due December 31, 2005 (Subordinated Notes) to the Principal Stockholders to evidence the remaining outstanding indebtedness and provide for any future advances in an aggregate amount not to exceed $24 million, as amended. In 1997, the Company sold three boats, a tugboat and certain equipment to affiliated entities of the Principal Stockholders for a purchase price of $12.7 million and $12.0 million of the proceeds were used to reduce the indebtedness under the Subordinated Notes. In April 1998, the Company repaid its $23.8 million indebtedness under its Subordinated Notes with Offering proceeds.

     In July 1998, Horizon announced that its board of directors approved the repurchase of up to $10 million of the Company's outstanding common stock. The shares may be purchased from time to time,

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

subject to market conditions, in the open market or in privately negotiated transactions, and such repurchases are funded by borrowings provided by a wholly-owned subsidiary of one of the Principal Stockholders. The Company borrowed $7.6 million during 1998 under a promissory note payable to this subsidiary of the Principal Stockholder. The $7.6 million outstanding balance was repaid from proceeds of the CIT Term Loan in December 1998. The Company may borrow an additional $2.4 million from the wholly-owned subsidiary of the Principal Stockholder to purchase shares up to $10 million. The note matures on March 31, 2003 and bears an interest rate to be equal to that charged on the DNB Revolver.

7.  INCOME TAXES:

     Income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 consists of (in thousands):

                                                                            INCEPTION
                                                                          (DECEMBER 20,
                                                                              1995)
                                         YEAR ENDED       YEAR ENDED         THROUGH
                                        DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                            1998             1997             1996
                                        ------------     ------------     -------------
Federal..............................
     Current.........................      $  715          $  1,480          $    --
     Deferred........................       3,770            (1,480)          (1,617)
                                        ------------     ------------     -------------
                                           $4,485          $     --          $(1,617)
                                        ============     ============     =============

     The income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 differs from the amount computed by applying the statutory federal income tax rate of 34 percent to consolidated income before income taxes as follows (dollars in thousands):

                                                                                        INCEPTION
                                                                                      (DECEMBER 20,
                                            YEAR ENDED            YEAR ENDED          1995) THROUGH
                                           DECEMBER 31,          DECEMBER 31,          DECEMBER 31,
                                               1998                  1997                  1996
                                       --------------------  --------------------  --------------------
Expense (benefit) computed at federal
  statutory rate.....................  $   5,761       34.0% $     774       34.0% $  (3,807)     (34.0%)
Increase (decrease) in provision
  from:
     Nondeductible expenses..........         48         .3         92        4.0         --         --
     Increase (decrease) in valuation
       allowance for deferred tax
       assets........................     (1,324)     (7.8)       (866)    (38.0)      2,190       19.6
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                       $   4,485       26.5% $      --         --  $  (1,617)     (14.4%)
                                       =========  =========  =========  =========  =========  =========

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The tax effects of the temporary differences that give rise to the significant portions of the deferred tax assets and liabilities are presented below (in thousands):

                                           DECEMBER 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
Assets --
     Net operating loss
     carryforward....................  $   1,791  $     930
     Gain on asset sales.............        965        899
     Interest not currently
     deductible......................         --      1,115
     Fixed asset basis difference....      1,014      1,469
     Alternative minimum tax.........        985        137
                                       ---------  ---------
          Total gross deferred tax
          asset......................      4,755      4,550
Liabilities --
     Book/tax depreciation
       difference....................      8,388      3,089
                                       ---------  ---------
                                          (3,633)     1,461
Less -- Valuation allowance..........         --     (1,324)
                                       ---------  ---------
          Net deferred tax asset
          (liability)................  $  (3,633) $     137
                                       =========  =========

     At December 31, 1997, a valuation allowance was provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The Company established a valuation allowance for certain deferred tax assets due to realization uncertainties inherent regarding future operating results. The realization of a significant portion of net deferred tax assets is based in part on the Company's estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. The Company recognized a net deferred tax asset at December 31, 1996 for the benefit of utilizing the net operating loss carryforward from the sale of appreciated assets to a related party in March 1997. The $1.6 million tax effect of the resulting gain was netted with the gain and treated as a capital contribution in the accompanying financial statements. The net operating loss carryforward of approximately $5.3 million at December 31, 1998 expires in the year 2012. The Company's ability to utilize the net operating loss carryforward could be limited by a change in ownership as defined by federal income tax regulations.

8.  COMMITMENTS AND CONTINGENCIES:

  LITIGATION

     The Company is involved in various routine legal proceedings primarily involving claims for personal injury under the Jones Act and general maritime laws which the Company believes are incidental to the conduct of its business. The Company believes that none of these proceedings in the aggregate, if adversely determined, would have a material adverse effect on the Company's business.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  LEASES

     The Company leases office space at various locations under non-cancelable operating leases that expire through November 2001. Rental expense under these leases was $.6 million, $.3 million, and $.1 million for the year ended December 31, 1998, 1997, and 1996 respectively. Future minimum lease commitments under these agreements for the years ended December 31 are as follows (in thousands):

1999....................................  $     675
2000....................................        675
2001....................................        620
                                          ---------
                                          $   1,970
                                          =========

  INSURANCE

     In the opinion of management the Company has adequately accrued for all liabilities arising from these agreements based upon the total incremental amount that would be paid based upon the with-and-without calculation assuming experience to date and assuming termination.

  EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with three of its executive officers that expire April 1, 2001 and has purchased $5 million in "key-man" life insurance with respect to its chief executive officer, for which the Company is the named beneficiary.

9.  EMPLOYEE BENEFIT PLAN:

     The Company has a 401(k) Plan for all eligible employees and, at the discretion of management makes annual contributions to the plan. The Company made contributions of $.5 million to the plan during 1998. The Company did not make any contributions to the plan prior to 1998. The Company intends to make future contributions with stock.

10.  STOCKHOLDERS' EQUITY:

  PUBLIC OFFERING OF COMMON STOCK

     In April 1998, the Company completed its initial public offering (the Offering) of 5,750,000 shares of its common stock at $13.00 per share and received $68.6 million, net of $6.2 million of underwriting commissions and discounts, and other expenses. The Company used the net proceeds of the Offering to repay $23.8 million of outstanding subordinated notes, to acquire the Stephaniturm, a 230-foot diving support vessel, for $18.3 million, and used the remaining net proceeds to expand the Company's fleet.

  STOCK SALES

     In December 1997, the Company issued to a company controlled by a director of the Company, pursuant to a subscription agreement, 326,480 shares of the Company's common stock at $2.91 per share, the same per share price paid by DSND. The receivable was fully paid in January 1998. In addition, the Principal Stockholders sold 858,440 shares of the Company's common stock at $2.91 per share, the same per share price paid by DSND, to officers and key employees of the Company.

  STOCK SPLIT

     In January 1998, the Company effected a 220 for one stock split. The effect of the stock split has been retroactively reflected in the accompanying financial statements as of the earliest period.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  STOCK OPTIONS

     In January 1998, the Board of Directors and the stockholders of the Company approved the Stock Incentive Plan (the "Plan"). The Plan provides for the granting of stock options ("Options") to directors, executive officers, other employees and certain non-employee consultants of the Company. The Company accounts for grants to employees and directors under APB Opinion No. 25, and no compensation expense has been recognized in the basic financial statements. The Company has adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation."

     The Plan has 1.9 million shares available for issuance as optioned shares and terminates in April 2009. In general, the terms of the option awards (including vesting schedules) will be established by the Compensation Committee of the Company's Board of Directors. The Company granted options to purchase 694,000 shares of common stock at $13.00, the IPO price, on April 1, 1998. One half of these options vest over a three year period, and the other one half are fully vested at the end of a five year period which could be excellerated upon certain events. As of December 31, 1998, the Company has outstanding options covering an aggregate of 677,500 shares of Common Stock. At December 31, 1998, no options were exercisable. Unexercised options expire ten years from the date of issue.

     The following table summarizes activity under the Plan for the year ended December 31, 1998:

                                                         EXERCISE
                                             SHARES       PRICE
                                           -----------   --------
Granted.................................       694,000    $ 13.00
Forfeited and canceled..................      (16,500)    $ 13.00
                                           -----------
Outstanding at December 31, 1998........       677,500    $ 13.00
                                           ===========
Weighted average fair value of options
  granted during 1998...................        $13.00
     Weighted average remaining
       contractual life.................    9.25 years

     Had compensation cost for this plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                            1998
                                          ---------
Net income:
     As reported........................  $  12,460
     Pro Forma..........................     11,392
Basic and diluted EPS:
     As reported........................  $     .69
     Pro Forma..........................        .63

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing module with the following weighted-average assumptions used for grants in 1998: risk-free interest rate of 5.89%; no expected annual dividend yield; expected life of 10 years; and expected volatility of 39.94%. Since no options were granted prior to 1998 pro forma results have not been presented for such periods.

     On January 1, 1999, the Company granted options to purchase 211,000 shares of Common Stock at $5.50 per share which vest equally over a three year period.

  LITIGATION SETTLEMENT

     A subsidiary of the Company, a Principal Stockholder and other persons were defendants in a lawsuit filed by a former member and employee of the Company's subsidiary. The actions were settled in February 1998 with the Principal Stockholder paying $150,000 and each party releasing the other from any further

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

liability. As the Company benefited from this settlement, the Company has recorded the $150,000 as an expense and a capital contribution in the accompanying consolidated financial statements.

  TREASURY STOCK

     On July 31, 1998, Horizon announced that its board of directors approved the repurchase of up to $10 million of the Company's outstanding common stock. The shares may be purchased from time to time, subject to market conditions, in the open market or in privately negotiated transactions. As of December 31, 1998, the Company had repurchased 1,155,000 shares of common stock for a total cost of $7,582,000 through debt borrowings. See Note 6.

11.  RELATED PARTY TRANSACTIONS:

     Effective as of September 30, 1997, the Company entered into a services agreement with an affiliated entity owned by the Principal Stockholders to provide administrative and support services, including certain administrative, accounting, financial, tax and other services. The service agreement terminated on September 30, 1998. Included in accounts receivable from related parties at December 31, 1998 is $12,000 receivable for direct and general and administrative costs.

12.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     The marine construction industry in the Gulf of Mexico is seasonal, with contracts being awarded in the spring and early summer and the work being performed before the onset of adverse winter weather conditions. Seasonality and adverse weather conditions historically have resulted in lower revenues in the fourth and first quarters. Full year results are not a direct multiple of any quarter because of this seasonality.

     The following table sets forth selected quarterly information for 1998 and 1997. The Company believes that all necessary adjustments have been indicated in the amount stated below to present fairly the results of such periods.

                                                                    1998
                                       --------------------------------------------------------------
                                                               QUARTER ENDED
                                       --------------------------------------------------------------
                                          MARCH 31        JUNE 30         SEPT. 30        DEC. 31
                                       --------------  --------------  --------------  --------------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Contract revenues....................  $       18,611  $       34,311  $       34,894  $       31,986
Gross profit.........................           5,384           8,791           7,349           6,317
Operating income.....................           3,445           6,988           5,041           4,247
Net income...........................           2,644           4,799           2,949           2,068
Net income per share.................  $         0.19  $         0.24  $         0.15  $         0.11
Weighted average shares..............      14,076,480      19,608,607      19,740,572      18,867,213

                                                                    1997
                                       --------------------------------------------------------------
                                                               QUARTER ENDED
                                       --------------------------------------------------------------
                                          MARCH 31        JUNE 30         SEPT. 30        DEC. 31
                                       --------------  --------------  --------------  --------------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Contract revenues....................  $        4,505  $        7,132  $       10,594  $       13,913
Gross profit (loss)..................          (1,406)          1,537           3,205           2,704
Operating income (loss)..............          (1,903)            866           2,415           1,874
Net income (loss)....................          (2,154)            755           2,193           1,482
Net income (loss) per share..........  $        (0.16) $         0.05  $         0.16  $         0.11
Weighted average shares..............      13,750,000      13,750,000      14,016,324      13,858,827

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 1999.

                                          HORIZON OFFSHORE, INC.

                                          By: /s/ DAVID W. SHARP
                                                  DAVID W. SHARP
                                           EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                         TITLE                        DATE
------------------------------------------------------  -------------------------------------   ---------------

               /s/ JONATHAN D. POLLOCK                  Chairman of the Board                   March 15, 1999
                 JONATHAN D. POLLOCK

                  /s/  BILL J. LAM                      President and Director                  March 15, 1999
                     BILL J. LAM                        (Principal Executive Officer)

                  /s/ DAVID W. SHARP                    Chief Financial Officer                 March 15, 1999
                    DAVID W. SHARP                      (Principal Financial and
                                                        Accounting Officer)

                  /s/ JAMES DEVINE                      Director                                March 15, 1999
                     JAMES DEVINE

                  /s/ GUNNAR HIRSTI                     Director                                March 15, 1999
                    GUNNAR HIRSTI

               /s/ EDWARD L. MOSES, JR.                 Director                                March 15, 1999
                 EDWARD L. MOSES, JR.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER
------------------------
           3.1       -- Amended and Restated Certificate of
                        Incorporation of the Company(1)
           3.2       -- Bylaws of the Company(1)
           4.1       -- See Exhibits 3.1 and 3.2 for provisions
                        of the Company's Certificate of
                        Incorporation and Bylaws defining the
                        rights of holders of Common Stock
           4.2       -- Specimen Common Stock certificate(1)
          10.1       -- Form of Indemnity Agreement by and
                        between the Company and each of its
                        directors(1)
          10.2       -- Reimbursement and Indemnity Agreement
                        dated as of June 10, 1997 between the
                        Company and Elliott Associates, L.P.(1)
          10.3       -- The Company's Stock Incentive Plan(1)*
          10.4       -- Form of Stock Option Agreement under the
                        Company's Stock Incentive Plan(1)*
          10.5       -- Employment and Non-Competition Agreement
                        dated as of January 1, 1998 between the
                        Company and Bill J. Lam(1)*
          10.6       -- Employment and Non-Competition Agreement
                        dated as of January 1, 1998 between the
                        Company and David W. Sharp(1)*
          10.7       -- Employment and Non-Competition Agreement
                        dated as of January 1, 1998 between the
                        Company and James K. Cole(1)*
          10.8       -- Credit Agreement dated as of October 27,
                        1997 among Den norske Bank ASA, Horizon
                        Vessels, Inc. and Horizon Offshore
                        Contractors, Inc.(1)
          10.9       -- Amendment No. 1 to Credit Agreement
                        dated as of December 30, 1997 among Den
                        norske Bank ASA, Horizon Vessels, Inc.
                        and Horizon Offshore Contractors,
                        Inc.(1)
          10.10      -- Alliance Agreement dated as of December
                        4, 1997 among Det Sondenfjelds-Norske
                        Dampskibsselskab ASA, the Company,
                        Highwood Partners, L.P., and Westgate
                        International, L.P.(1)
          10.11      -- Stockholder's Agreement dated as of
                        December 4, 1997 among Det Sondenfjelds-
                        Norske Dampskibsselskab ASA, the
                        Company, Highwood Partners, L.P., and
                        Westgate International, L.P.(1)
          10.12      -- Memorandum of Agreement dated as of
                        December 4, 1997 among DSND Shipping AS
                        and Horizon Vessels, Inc. and "Barecon
                        89" Standard Bareboat Charter(1)
          10.13      -- Option Agreement dated as of December 4,
                        1997 between the Company and DSND
                        Oceantech, Ltd.(1)
          10.14      -- Registration Rights Agreement dated as
                        of December 4, 1997 among the Company,
                        Highwood Partners, L.P., and Westgate
                        International, L.P.(1)
          10.15      -- 10% Subordinated Note due March 31, 2003
                        payable to the order of Westgate
                        International, L.P.(1)
          10.16      -- 10% Subordinated Note due March 31, 2003
                        payable to the order of Highwood
                        Partners, L.P.(1)
          10.17      -- Form of Purchase Agreement(1)
          10.18      -- Services Agreement dated as of September
                        30, 1997 between the Company and Horizon
                        Barge & Towing, Inc.(1)
          10.19      -- Agreement for Purchase and Sale of
                        Vessels dated as of May 30, 1997 between HLS Offshore, L.L.C. and CGI Marine Corporation(1)
          10.20      -- Vessel Purchase Agreement dated as of
                        December 2, 1997 between Horizon Barge &
                        Towing, Inc. and Horizon Vessels,
                        Inc.(1)
          10.21      -- Vessel Purchase Option Agreement dated
                        and effective as of May 15, 1998 between Big Hook, L.L.C. and Horizon Vessels, Inc.(2)
          10.22      -- Bareboat Charter dated as of May 15,
                        1998 between Big Hook, L.L.C. and
                        Horizon Vessels, Inc.(2)
          10.23      -- Vessel Purchase Agreement dated as of
                        May 27, 1998 between OPI Vessels, Inc.
                        and Horizon Vessels, Inc.(2)

          10.24      -- Settlement Agreement dated as of June
                        10, 1997 between HLS Offshore L.L.C.,
                        Mannai Marine Co. Limited and RANA
                        S.r.l.(1)
          10.25      -- Consulting Agreement dated January 1,
                        1998 between the Company and Edward L.
                        Moses, Jr.(1)*
          10.26      -- Letter Agreement dated December 5, 1997
                        between the Company and Crossbay and
                        Ventures, Ltd.(1)
          10.27      -- Letter Agreement dated December 5, 1997
                        between the Company and Crossbay and
                        Ventures, Ltd.(1)
          10.28      -- Loan Agreement dated December 30, 1998
                        among Horizon Vessels, Inc., Horizon
                        Offshore Contractors, Inc., The CIT
                        Group/Equipment Financing, Inc., as
                        agent, and the other lenders specified
                        therein.(3)
          10.29      -- Amended and Restated Credit Agreement
                        dated as of December 30, 1998 among
                        Horizon Vessels, Inc., Horizon Offshore
                        Contractors, Inc., Den norske Bank ASA,
                        as agent, and the other lenders
                        specified therein.(3)
          10.30      -- Promissory Note due June 30, 2003 dated
                        August 5, 1998 by the Company payable to Highwood Associates, L.P.(3)
          11.1       -- Statements Regarding Computation of Net
                        Income (Loss) Per Share(3)
          21.1       -- Subsidiaries of the Company(3)
          23.1       -- Consent of Arthur Andersen LLP.(3)
          27.1       -- Financial Data Schedule(3)

------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-43965).

(2) Incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 1998 and filed with the Commission on June 11, 1998.

(3) Filed herewith.

* Management Contract or Compensatory Plan or Arrangement.

(B)  REPORTS ON FORM 8-K

     No Report 8-K has been filed during the last quarter of 1998.