Form 10-Q
period 1999-03-31
HORIZON OFFSHORE INC
filed 1999-05-14
CIK 1051431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-23653

                            ------------------------

                             HORIZON OFFSHORE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                            76-0487309
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

     The number of shares of the registrant's Common Stock outstanding as of May 12, 1999 was 18,800,980.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                            MARCH 31,       DECEMBER 31,
                                              1999              1998
                                           -----------      ------------
                                           (UNAUDITED)

                 ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..........    $  12,004         $  9,649
     Accounts receivable --
          Contract receivables..........       14,050           25,631
          Costs in excess of billings...        6,061            9,546
     Income taxes receivable............          481              481
     Other current assets...............          607              642
                                           -----------      ------------
          Total current assets..........       33,203           45,949
PROPERTY AND EQUIPMENT, net.............      151,731          145,680
OTHER ASSETS............................        3,543            2,040
                                           -----------      ------------
                                            $ 188,477         $193,669
                                           ===========      ============
  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable...................    $   6,626         $  7,654
     Accrued liabilities................        3,997            5,086
     Accrued job costs..................        6,151           10,334
     Billings in excess of costs........        1,620            2,608
     Current maturities of long-term
      debt..............................        7,606            7,606
                                           -----------      ------------
          Total current liabilities.....       26,000           33,288
LONG-TERM DEBT, net of current
  maturities............................       65,276           62,268
DUE TO RELATED PARTIES..................           59               20
DEFERRED INCOME TAXES...................        3,305            3,633
                                           -----------      ------------
          Total liabilities.............       94,640           99,209
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $1 par value,
      5,000,000 shares authorized,
       none issued and outstanding......           --               --
     Common stock, $1 par value,
      35,000,000 shares authorized,
      19,826,480 shares issued at March
      31, 1999 and
       December 31, 1998................        9,119            9,119
     Additional paid-in capital.........       87,767           87,767
     Retained earnings..................        4,551            5,156
     Treasury stock, 1,158,800 shares at
      March 31, 1999 and
       1,155,000 shares at December 31,
      1998..............................       (7,600)          (7,582)
                                           -----------      ------------
          Total stockholders' equity....       93,837           94,460
                                           -----------      ------------
                                            $ 188,477         $193,669
                                           ===========      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                       ----------------------------
                                           1999           1998
                                       ------------  --------------
CONTRACT REVENUES....................  $     12,357  $       18,611
COST OF CONTRACT REVENUES............        10,091          13,227
                                       ------------  --------------
     Gross profit....................         2,266           5,384
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................         2,342           1,939
                                       ------------  --------------
     Operating income (loss).........           (76)          3,445
OTHER INCOME (EXPENSE):
     Interest expense................          (959)           (801)
     Interest income and other.......           102              --
                                       ------------  --------------
NET INCOME (LOSS) BEFORE INCOME
  TAXES..............................          (933)          2,644
PROVISION (BENEFIT) FOR INCOME TAX...          (328)             --
                                       ------------  --------------
NET INCOME (LOSS)....................  $       (605) $        2,644
                                       ============  ==============
NET INCOME (LOSS) PER SHARE -- BASIC
  AND DILUTED........................         (0.03) $         0.19
                                       ============  ==============
SHARES USED IN COMPUTING NET INCOME
  (LOSS)
  PER SHARE-BASIC AND DILUTED........    18,669,793      14,076,480

  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                       ---------------------
                                         1999        1998
                                       ---------  ----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)..................  $    (605) $    2,644
  Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities --
     Depreciation and amortization...      1,502         432
     Deferred income taxes...........       (328)       (180)
     Changes in operating assets and
      liabilities --
       Accounts receivable...........     11,581       1,656
       Costs in excess of billings...      3,485      (5,121)
       Billings in excess of costs...       (988)        (43)
       Other current assets..........         35          (1)
       Accounts payable..............     (1,028)     (1,881)
       Accrued liabilities...........     (1,089)      2,825
       Accrued job costs.............     (4,183)      2,442
       Accrued interest..............         --         454
       Due to related parties........         39          --
       Income taxes payable..........         --         109
                                       ---------  ----------
          Net cash provided by
             operating activities....      8,421       3,336
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases and additions to
     equipment.......................     (7,444)    (14,975)
  Drydock costs......................     (1,618)         --
                                       ---------  ----------
          Net cash used in investing
             activities..............     (9,062)    (14,975)
CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings under notes payable and
     long-term debt..................      5,000       8,903
  Loan fees..........................         --        (421)
  Principal payments on long-term
     debt............................     (1,986)         --
  Issuance of common stock...........         --         950
  Purchase of treasury stock.........        (18)       (505)
                                       ---------  ----------
          Net cash provided by
             financing activities....      2,996       8,927
                                       ---------  ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................      2,355      (2,712)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD................      9,649       2,846
                                       ---------  ----------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD.............................  $  12,004  $      134
                                       =========  ==========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest.............  $   1,387  $      379
  Cash paid for income taxes.........  $      --  $       71

  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The consolidated interim financial statements included herein have been prepared by Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (Horizon or the Company), and are unaudited, except for the balance sheet at December 31, 1998, which has been prepared from the audited financial statements. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments necessary for a fair presentation of the financial position as of March 31, 1999, the statements of operations and the statements of cash flows for the three months ended March 31, 1999 and 1998. Although management believes the unaudited interim related disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the result to be expected for the entire year ending December 31, 1999. The consolidated interim financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

  ORGANIZATION

     Horizon provides offshore construction services to the oil and gas industry. These services generally consist of laying and burying marine pipelines for the transportation of oil and gas, and installing and salvaging production platforms and other marine structures. Work is performed primarily on a fixed-price or day-rate basis or a combination of these.

     In April 1998, the Company completed its initial public offering (the Offering) of 5,750,000 shares of its common stock at $13.00 per share and received $68.6 million in net proceeds. The Company used the net proceeds of the Offering to repay $23.8 million of indebtedness and to acquire the Stephaniturm, a 230-foot diving support vessel, for $18.3 million. The remaining Offering proceeds were used to upgrade and expand the Company's fleet and operating capabilities.

  INTEREST CAPITALIZATION

     Interest is capitalized on the average amount of accumulated expenditures for equipment that has been purchased and is undergoing major modification and refurbishment prior to being placed into service. Interest is capitalized using an effective rate based on related debt until the equipment is placed into service. Interest expense for the three-month period ended March 31, 1999 is net of $563,000 interest capitalized. Interest capitalized during the three-month period ended March 31, 1998 was $148,000.

2.  PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following (in thousands):

                                       MARCH 31,    DECEMBER 31,
                                          1999          1998
                                       ----------   ------------
Barges, boats and related
  equipment..........................  $  148,840     $141,436
Land and buildings...................       7,131        7,084
Machinery and equipment..............         245          245
Office furniture and equipment.......       1,180        1,121
Leasehold improvements...............       1,330        1,330
                                       ----------   ------------
                                          158,726      151,216
Less -- Accumulated depreciation.....      (6,995)      (5,536)
                                       ----------   ------------
Property and equipment, net..........  $  151,731     $145,680
                                       ==========   ============

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     During the three months ended March 31, 1999, the Company expended $7.4 million for vessel acquisitions, improvements and refurbishments and for improvements to its marine base.

     During April 1999, the Company purchased the Brazos Horizon, a pipelay/pipebury barge for $5.8 million, which consisted of $4.8 million in cash and 133,300 shares of the Company's common stock with a fair value of $1.0 million. The Company reissued treasury stock for this transaction.

3.  STOCKHOLDERS' EQUITY

  EARNINGS PER SHARE

     Earnings per share data for all periods presented has been computed pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. No options to purchase common stock were granted prior to April 1998. The Company had outstanding options covering an aggregate of 1.1 million shares of common stock and no shares were exercisable as of March 31, 1999. There are no differences in basic EPS and diluted EPS for all periods presented.

  TREASURY STOCK

     In July 1998, the board of directors approved the repurchase of up to $10 million of the Company's outstanding common stock. The shares have been purchased from time to time, subject to market conditions, in the open market or in privately negotiated transactions. As of March 31, 1999, the Company had repurchased 1,158,800 shares of common stock for a total cost of $7.6 million, of which 3,800 shares were purchased during the quarter ended March 31, 1999.

4.  RELATED PARTY TRANSACTIONS

     The Company has chartered the Stephaniturm to Det Sondenfjelds-Norske Dampskibsselskab ASA (DSND) until December 31, 1999, with a cancellation provision at September 30, 1999 upon payment by DSND of a $250,000 cancellation fee. The Company recognized $0.7 million in revenues and $0.4 million in gross profit during the quarter ended March 31, 1999 related to this charter.

     In August 1998, the Company entered into a master services agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates, L.P. and Westgate International, L.P., Principal Stockholders, to charter certain marine vessels from Odyssea. As of March 31, 1999, the Company owed Odyssea $85,000, compared to $1.1 million owed to Odyssea at December 31, 1998. During the quarter ended March 31, 1999, Odyssea billed Horizon $1.1 million and Horizon paid Odyssea $2.1 million for services rendered under the agreement.

     In August 1998, the Company entered into an agreement with Prime Natural Resources, Inc. (Prime), an entity that is 99.5% owned by one of the Principal Stockholders, to perform marine construction work. Prime awards contracts to Horizon on the basis of a competitive bid process. As of March 31, 1999, the outstanding receivable balance from Prime was $2.9 million compared to $1.3 million at December 31, 1998. As of May 12, 1999, the Company has collected $1.0 million of the $2.9 million outstanding at March 31, 1999. The Company billed Prime $1.6 million for services rendered under the agreement during the first quarter of 1999.

     In the opinion of management of the Company, all of the transactions described above were effected on terms at least as favorable to the Company as those which could have been obtained from unaffiliated third parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND THE DISCUSSION UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" INCLUDED IN THE COMPANY'S 1998 ANNUAL REPORT ON FORM 10-K. THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO RISKS AND UNCERTAINTIES. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, ACTUAL RESULTS MAY DIFFER FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS.

GENERAL

     Horizon provides marine construction services to the oil and gas industry primarily in the Gulf of Mexico. The Company's marine fleet is used to perform a wide range of marine construction activities, including installation of marine pipelines to transport oil and gas from newly installed production platforms and other subsea production systems, and the installation and abandonment of production platforms.

     The Company's management team has aggressively expanded Horizon's operations. This management team has assembled a fleet of eleven vessels capable of providing a full range of pipeline and derrick services in varying water depths. Horizon operated nine of these vessels during the first quarter, consisting of four pipelay/pipebury barges, a dedicated pipebury barge, two derrick barges and two diving support vessels. The Company purchased the Brazos Horizon, a pipelay/pipebury barge, in April 1999 for $5.8 million, which consisted of $4.8 million of cash and 133,300 shares of the Company's treasury stock with a fair value of $1.0 million. The Company's expanded fleet competes in the Gulf for substantially all pipeline installation projects in shallow water depths of 200 feet and less and projects in intermediate water depths between 200 and 800 feet. The Company also competes for projects in selected international markets. Horizon has two derrick barges with lift capacities up to 800 tons deployed, and a derrick/pipelay barge undergoing refurbishment.

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

     Factors affecting the Company's profitability include competition, equipment and labor productivity, contract estimating, weather conditions and the other risks inherent in marine construction. The marine construction industry in the Gulf is highly seasonal as a result of weather conditions with the greatest demand for these services occurring during the second and third calendar quarters of the year. Full year results are not a direct multiple of any quarter or combination of quarters because of this seasonality.

RESULTS OF OPERATIONS

     The discussion below describes the Company's results of operations. Revenues and profits declined in the first quarter of 1999 compared to 1998 as offshore construction activity in the Gulf has slowed primarily in response to lower oil and gas prices. Reduced demand for construction and lower margins bid on jobs impacted results for the first quarter of 1999. Historically, the greatest demand for marine construction services has been during the period from May to September due to weather conditions in the Gulf. Horizon began 1999 with a backlog of $19.0 million and ended the first quarter with a backlog of $32.5 million.

     The Company's vessel acquisitions have expanded its operating capabilities and increased its operating cost structure. The aggregate amount of selling, general and administrative expenses has increased to support this growth. The Company operated four vessels during the first quarter of 1998 compared to nine vessels in operation during the first quarter of 1999. The Company's fleet expansion, along with reduced offshore construction demand resulted in a significant decrease in fleet utilization during the first quarter of 1999 compared to the first quarter last year.

     Recently, the Company formed an alliance with Cal Dive International to jointly provide services, positioning Horizon to competitively participate in a wider range of projects in the Gulf of Mexico. This alliance gives Cal Dive access to Horizon's expanded derrick and heavy lift capabilities as well as pipelay/pipebury services during 1999 and provides Horizon with Cal Dive's diving services.

     Horizon has continued its expansion efforts into selected international markets during the first quarter of 1999. The Company currently has ongoing business development efforts in West Africa and Latin and South America.

     A continued weakness in energy prices and a prolonged decline in offshore drilling and exploration could adversely affect the Company's future revenues and profitability. In late 1998 and early 1999, the Company experienced a decline in demand for its marine construction services in the Gulf as oil and gas companies reduced their levels of capital expenditures. The Company expects reduced demand for its services to impact its results of operations for 1999.

QUARTER ENDED MARCH 31, 1999 COMPARED TO THE QUARTER ENDED MARCH 31, 1998

     CONTRACT REVENUES. Contract revenues were $12.4 million for the quarter ended March 31, 1999 compared to $18.6 million for the quarter ended March 31, 1998. Revenues for the first quarter of 1999 declined as a result of reduced demand for offshore construction in the Gulf of Mexico and the weakness in energy prices. The Company recognized $0.7 million in revenues in the first quarter of 1999 for the Stephaniturm charter to DSND.

     GROSS PROFIT. Gross profit was $2.3 million (18.3% of contract revenues) for the quarter ended March 31, 1999 compared to a gross profit of $5.4 million (28.9% of contract revenues) for the quarter ended March 31, 1998. The impact of reduced demand for marine construction in the Gulf and lower margins bid on jobs resulted in decreased revenues and gross profit for the first quarter of 1999. The Company's increased operating cost structure associated with its fleet expansion has also decreased gross profit. The Company recognized $0.4 million in gross profit from the Stephaniturm charter to DSND in the first quarter of 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $2.3 million (19.0% of contract revenues) for 1999 from $1.9 million (10.4% of contract revenues) for 1998 primarily due to the addition of personnel and other expenses associated with the growth of the Company and the fleet expansion. The decrease in revenues and the increase in the operating cost structure caused selling, general and administrative expenses to increase substantially as a percent of contract revenues.

     INTEREST EXPENSE. Interest expense was $1.0 million for the three months ended March 31, 1999, net of $0.6 million interest capitalized, and $0.8 million for the same period last year, net of $0.1 million interest capitalized. The Company's total outstanding debt was $72.9 million at March 31, 1999 compared to $48.3 million at March 31, 1998. The outstanding debt increased significantly as a result of the vessel acquisitions and improvements made to expand the capabilities of the Company's fleet.

     OTHER INCOME. Included in other income for 1999 is $0.1 million of interest income on cash investments.

     INCOME TAXES. The Company uses the liability method of accounting for income taxes. The Company recorded a federal income tax benefit of $0.3 million, at a net effective rate of 35% on a pre-tax loss of $0.9 million. For the quarter ended March 31, 1998, both pre-tax and net income were $2.6 million, as no income tax expense was recorded due to net operating loss carryforwards. A valuation allowance was previously established to offset the Company's net deferred tax assets, including those related to carryforwards, to the extent they were not realizable through the sale of appreciated assets at March 31, 1998.

     NET INCOME. Net loss was $0.6 million or $0.03 per share (computed based upon 18,669,793 shares) for the quarter ended March 31, 1999 compared to a net income for the quarter ended March 31, 1998 of $2.6 million or $0.19 per share (computed based upon 14,076,480 shares). The decrease in net income is due to the decline in revenues and gross profit.

LIQUIDITY AND CAPITAL RESOURCES

     In December 1998, Horizon entered into a loan agreement with The CIT Group providing for a $60 million term loan (the CIT Term Loan) at a rate of LIBOR plus 2.65%. The CIT Term Loan is due in 84 monthly installments of $0.5 million and matures January 30, 2006. Initially, the Company borrowed $50 million in December 1998. The Company borrowed an additional $5 million in March 1999 upon the completion of the Pacific Horizon. The CIT Term Loan provides for additional borrowings of $5 million upon completion of the Phoenix Horizon. The outstanding balance at March 31, 1999 was $53.6 million. The balance of the $30 million revolving note payable to Den norske Bank (the DNB Revolver) was zero at March 31, 1999, and the Company had $1.9 million in available borrowings, pursuant to the borrowing base calculation. In 1997, one of the Principal Stockholders issued letters of credit and provided guarantees to secure Horizon's notes payable to two foreign marine companies pursuant to a settlement agreement. During 1998, Den norske Bank issued two letters of credit on behalf of the Company to secure any obligation paid by the Principal Stockholder under their letters of credit. These letters of credit are deducted from the Company's borrowing base calculation under the DNB Revolver. There are no outstanding amounts on the Company's letters of credit.

     Both the CIT Term Loan and the DNB Revolver require that certain conditions be met in order for the Company to obtain advances under the loans. These loans are secured by substantially all assets of the Company, including mortgages on all vessels owned by the Company, as well as accounts receivable. Both loan facilities require the Company to maintain certain financial ratios and contain certain covenants that limit the Company's ability to incur additional indebtedness, pay dividends, create certain liens, sell assets and make capital expenditures. Horizon was in compliance with all loan covenants at March 31, 1999.

     In July 1998, the board of directors approved the repurchase of up to $10 million of the Company's outstanding common stock. As of March 31, 1999, the Company had repurchased 1,158,800 shares of common stock for a total cost of $7.6 million through debt borrowings, of which 3,800 shares were purchased in the first quarter of 1999. In April 1999, the Company reissued 133,300 shares of treasury stock in connection with the purchase of the Brazos Horizon.

     Horizon had working capital of $7.2 million at March 31, 1999 compared to working capital of $12.7 million at December 31, 1998. The first quarter decline in contract revenues has resulted in a decrease in contract receivables and accrued job costs.

     Cash provided by operations was $8.4 million for the quarter ended March 31, 1999, compared to $3.3 million for the quarter ended March 31, 1998. The Company has used borrowings to fund capital expenditures. Cash used for capital expenditures during the quarter ended March 31, 1999 totaled $7.4 million compared to $15.0 million for the first quarter ended March 31, 1998.

     Planned capital expenditures for the remainder of 1999 are estimated to total approximately $15.0 million, which includes $4.8 million in cash paid for the purchase of the Brazos Horizon and estimated expenditures to complete improvements to the Company's existing fleet. Management believes that cash generated from operations, together with available borrowings under its loan facilities, will be sufficient to fund the Company's currently planned capital projects and working capital requirements for 1999. The Company's strategy, however, is to make other acquisitions to expand its operating capabilities and expand into selected international markets. To the extent the Company is successful in identifying acquisition opportunities, it most likely will require additional equity or debt financing depending on the size of any transaction.

  YEAR 2000

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

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 16, 1999, the Company issued 133,300 shares of common stock to Terry Offshore, L.L.C. in partial consideration of the purchase of a pipelay barge in reliance on Section 4(2) and 4(6) under the Securities Act of 1933, as amended, and the rules promulgated thereunder.

ITEM 5.  OTHER INFORMATION

Forward-Looking Statements

     In addition to historical information, Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. Such uncertainties include but are not limited to: industry conditions and volatility; prices of oil and gas; the Company's ability to obtain and the timing of new projects, and changes in competitive factors, including the level of capital expenditures by oil and gas companies due to fluctuations in the price of oil and gas; risks of growth strategy, including the risks of rapid growth; operating hazards, including the unpredictable effect of natural occurrences on operations and the significant possibility of accidents resulting in personal injury and property damage; seasonality of the offshore construction industry in the Gulf; the Company's ability to attract and retain skilled workers; the need for additional financing; the Company's lack of operating history; contract bidding risks; percentage-of-completion accounting; continued active participation of the Company's executive management and key personnel; the effect on the Company's performance of regulatory programs and environmental matters; risks involved in the Company's operations expansion into international offshore oil and gas producing areas; and risks involved in joint venture operations, including difficulty in resolving disputes with present partners or reaching agreements with future partners. These and other uncertainties related to the business are described in detail under the heading "Risk Factors" in the Company's 1998 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any of its forward-looking statements for any reason.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

      3.1  Amended and Restated Certificate of Incorporation of the Company(1)

      3.2  Bylaws of the Company(1)

     27.1  Financial Data Schedule
------------

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

Date:  May 12, 1999