Form 10-Q
period 1999-06-30
HORIZON OFFSHORE INC
filed 1999-08-13
CIK 1051431

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 1999

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

     The number of shares of the registrant's Common Stock outstanding as of August 12, 1999 was 18,800,980.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                            JUNE 30,        DECEMBER 31,
                                              1999              1998
                                           -----------      ------------
                                           (UNAUDITED)

                 ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..........    $   7,641         $  9,649
     Accounts receivable --
          Contract receivables..........       16,651           25,549
          Costs in excess of billings...       14,183            9,546
          Related parties...............          136               82
     Income taxes receivable............          481              481
     Other current assets...............          618              642
                                           -----------      ------------
          Total current assets..........       39,710           45,949
PROPERTY AND EQUIPMENT, net.............      158,822          145,680
OTHER ASSETS............................        6,085            2,040
                                           -----------      ------------
                                            $ 204,617         $193,669
                                           ===========      ============
  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable...................    $   3,206         $  7,654
     Accrued liabilities................        3,582            5,086
     Accrued job costs..................       10,162           10,334
     Billings in excess of costs........        1,578            2,608
     Current maturities of long-term
      debt..............................        9,694            7,606
                                           -----------      ------------
          Total current liabilities.....       28,222           33,288
LONG-TERM DEBT, net of current
  maturities............................       74,722           62,268
DUE TO RELATED PARTIES..................           32               20
DEFERRED INCOME TAXES...................        4,500            3,633
                                           -----------      ------------
          Total liabilities.............      107,476           99,209
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $1 par value,
      5,000,000 shares authorized,
       none issued and outstanding......           --               --
     Common stock, $1 par value,
      35,000,000 shares authorized,
       19,826,480 shares issued at June
       30, 1999 and December 31, 1998...        9,119            9,119
     Additional paid-in capital.........       87,891           87,767
     Retained earnings..................        6,857            5,156
     Treasury stock, 1,025,500 shares at
      June 30, 1999 and 1,155,000 shares
      at December 31, 1998..............       (6,726)          (7,582)
                                           -----------      ------------
          Total stockholders' equity....       97,141           94,460
                                           -----------      ------------
                                            $ 204,617         $193,669
                                           ===========      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  JUNE 30,                        JUNE 30,
                                       ------------------------------  ------------------------------
                                            1999            1998            1999            1998
                                       --------------  --------------  --------------  --------------
CONTRACT REVENUES....................  $       23,437  $       34,311  $       35,793  $       52,922
COST OF CONTRACT REVENUES............          16,603          25,520          26,693          38,747
                                       --------------  --------------  --------------  --------------
     Gross profit....................           6,834           8,791           9,100          14,175
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................           2,129           1,803           4,470           3,742
                                       --------------  --------------  --------------  --------------
     Operating income................           4,705           6,988           4,630          10,433
OTHER INCOME (EXPENSE):
     Interest expense................          (1,508)           (380)         (2,467)         (1,214)
     Interest income and other.......             302              70             405             103
                                       --------------  --------------  --------------  --------------
NET INCOME BEFORE INCOME TAXES.......           3,499           6,678           2,568           9,322
PROVISION FOR INCOME TAX.............           1,194           1,879             867           1,879
                                       --------------  --------------  --------------  --------------
NET INCOME...........................  $        2,305  $        4,799  $        1,701  $        7,443
                                       ==============  ==============  ==============  ==============
NET INCOME PER SHARE -- BASIC AND
  DILUTED............................  $         0.12  $         0.24  $         0.09  $         0.44
                                       ==============  ==============  ==============  ==============
SHARES USED IN COMPUTING NET INCOME
  PER SHARE --
  BASIC AND DILUTED..................      18,870,580      19,608,607      18,768,758      16,935,596

  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                          SIX MONTHS ENDED
                                              JUNE 30,
                                       ----------------------
                                          1999        1998
                                       ----------  ----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)..................  $    1,701  $    7,443
  Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities --
     Depreciation and amortization...       3,361       1,515
     Deferred income taxes...........         867       1,102
     Changes in operating assets and
      liabilities --
       Accounts receivable...........       8,844      (9,491)
       Costs in excess of billings...      (4,637)    (17,256)
       Billings in excess of costs...      (1,030)       (408)
       Other current assets..........          24        (458)
       Accounts payable..............      (4,448)       (305)
       Accrued liabilities...........      (1,504)      9,398
       Accrued job costs.............        (172)     12,534
       Accrued interest..............          --        (673)
       Due to related parties........          12          --
       Income taxes payable..........          --         511
                                       ----------  ----------
          Net cash provided by
             operating activities....       3,018       4,728
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases and additions to
     equipment.......................     (15,240)    (55,768)
  Drydock costs......................      (4,060)       (601)
  Purchase of other assets...........        (250)         96
                                       ----------  ----------
          Net cash used in investing
             activities..............     (19,550)    (56,273)
CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings under notes payable and
     long-term debt..................      18,000      13,954
  Loan fees..........................          --        (792)
  Principal payments on long-term
     debt............................      (4,258)    (24,232)
  Issuance of common stock...........          --         950
  Initial public offering proceeds,
     net.............................          --      68,814
  Purchase of treasury stock.........         (18)         --
                                       ----------  ----------
          Net cash provided by
             financing activities....      14,524      58,694
                                       ----------  ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................      (2,008)      7,149
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD................       9,649       2,846
                                       ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD.............................  $    7,641  $    9,995
                                       ==========  ==========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest.............  $    2,967  $    1,914
  Cash paid for income taxes.........  $       --  $      265
  Non-cash investing and financing
     activities:
     Purchase and additions to
      equipment with the issuance of
      notes payable..................  $       --  $   24,097
     Purchase and additions to
      equipment with the issuance of
      treasury stock.................  $      998  $       --


  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The consolidated interim financial statements included herein have been prepared by Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (Horizon or the Company), and are unaudited, except for the balance sheet at December 31, 1998, which has been prepared from the audited financial statements. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments necessary for a fair presentation of the financial position as of June 30, 1999, the statements of operations for each of the three and six month periods ended June 30, 1999 and 1998, and the statements of cash flows for the six month periods ended June 30, 1999 and 1998. Although management believes the unaudited interim related disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the result to be expected for the entire year ending December 31, 1999. The consolidated interim financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

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

  INTEREST CAPITALIZATION

     Interest is capitalized on the average amount of accumulated expenditures for equipment that is undergoing major modification and refurbishment prior to being placed into service. Interest is capitalized using an effective rate based on related debt until the equipment is placed into service. Interest expense for the three and six month periods ended June 30, 1999 is net of $103,000 and $667,000 of capitalized interest, respectively. Interest capitalized during the three and six month periods ended June 30, 1998 was $145,000 and $293,000, respectively.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.  PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following (in thousands):


                                        JUNE 30,    DECEMBER 31,
                                          1999          1998
                                       ----------   ------------
Barges, boats and related
  equipment..........................  $  157,496     $141,436
Land and buildings...................       7,295        7,084
Machinery and equipment..............         245          245
Office furniture and equipment.......       1,215        1,121
Leasehold improvements...............       1,330        1,330
                                       ----------   ------------
                                          167,581      151,216
Less -- Accumulated depreciation.....      (8,759)      (5,536)
                                       ----------   ------------
Property and equipment, net..........  $  158,822     $145,680
                                       ==========   ============


     During the six months ended June 30, 1999, the Company spent $16.2 million for vessel acquisitions, improvements and refurbishments to its fleet and for improvements to its marine base in Port Arthur, Texas.

     In April 1999, the Company purchased the Brazos Horizon, a pipelay/pipebury barge for $5.8 million, which consisted of $4.8 million in cash and 133,300 shares of the Company's common stock with a fair value of $1.0 million. Treasury stock was re-issued in this transaction.

1.  STOCKHOLDERS' EQUITY

  EARNINGS PER SHARE

     Earnings per share data for all periods presented has been computed pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. No options to purchase common stock were granted prior to April 1998. The Company had outstanding options covering an aggregate of 1.2 million shares of common stock and 0.1 million shares were exercisable as of June 30, 1999. There are no material differences in basic EPS and diluted EPS for all periods presented. Excluded from the EPS calculation is 0.7 million options which are antidilutive.

  TREASURY STOCK

     In July 1998, the board of directors approved the repurchase of up to $10 million of the Company's outstanding common stock. Shares have been purchased from time to time, subject to market conditions, in the open market or in privately negotiated transactions. As of June 30, 1999, the Company had repurchased 1,158,800 shares of common stock for a total cost of $7.6 million, and the Company re-issued 133,300 shares of treasury stock in connection with the purchase of the Brazos Horizon. As of June 30, 1999, the Company's treasury stock consisted of 1,025,500 shares at a cost of $6.7 million. The Company records inventory of treasury stock under the average cost basis.

4.  RELATED PARTY TRANSACTIONS

     The Company has chartered the Stephaniturm to Det Sondenfjelds-Norske Dampskibsselskab ASA (DSND) until December 31, 1999, with a cancellation provision at September 30, 1999, upon payment by DSND of a $250,000 cancellation fee. The Company recognized $1.5 million in revenues and $0.9 million in gross profit during the six months ended June 30, 1999, related to this charter. The Company recognized

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

$1.8 million in revenues and $1.5 million in gross profit related to this charter for the six months ended June 30, 1998.

     In August 1998, the Company entered into a master services agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Westgate International, L.P., and a subsidiary of Elliott Associates, L.P., the Company's principal stockholders (Principal Stockholders), to charter certain marine vessels from Odyssea. As of June 30, 1999, the Company owed Odyssea $0.1 million as a result of services performed under this agreement, compared to $1.1 million at December 31, 1998. During the six months ended June 30, 1999, Odyssea billed Horizon $1.7 million and Horizon paid Odyssea $2.7 million for services rendered under the agreement.

     In August 1998, the Company entered into an agreement with Prime Natural Resources, Inc. (Prime), an entity that is majority-owned by a subsidiary of one of the Principal Stockholders, to perform marine construction work. Prime awards contracts to Horizon on the basis of a competitive bid process. As of June 30, 1999, the outstanding receivable balance from Prime was $1.8 million, compared to $1.3 million at December 31, 1998. The Company billed Prime $2.7 million for services rendered under the agreement during the first half of 1999.

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

     The Company's management team has aggressively expanded the Company's operations. Horizon currently has a fleet of eleven vessels, ten of which were operational during the second quarter. These vessels are capable of providing a full range of pipeline and derrick services in varying water depths, and included five pipelay/pipebury barges, a dedicated pipebury barge, two derrick barges and two diving support vessels. In April 1999, the Company purchased the Brazos Horizon, a pipelay/pipebury barge. The Company's expanded fleet competes in the Gulf for substantially all pipeline installation projects in water depths up to 850 feet. The Company also competes for projects in selected international markets. Horizon has two derrick barges with lift capacities up to 550 and 800 tons deployed.

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

     Factors affecting the Company's profitability include competition, equipment and labor productivity, contract estimating, weather conditions and the other risks inherent in marine construction. The marine construction industry in the Gulf is highly seasonal because the most favorable weather conditions for the Company's services generally occur during the second and third quarters of the calendar year. Full year results are not a direct multiple of any quarter or combination of quarters because of this seasonality.

RESULTS OF OPERATIONS

     The discussion below describes the Company's results of operations. Revenues and profits declined in the first half of 1999 compared to 1998 as offshore construction activity in the Gulf decreased primarily in response to lower oil and gas prices in late 1998 and early 1999. Reduced demand for construction and lower margins bid on jobs impacted results for the first six months of 1999.

     With recent improvements in energy prices, some oil and gas companies active in the Gulf have substantially increased their capital budgets for the remainder of 1999. Horizon intends to focus on its established relationships with many of these companies to capitalize on any increased construction spending. Horizon began this year with a backlog of $19.0 million and ended the second quarter of 1999 with a backlog of $33.0 million. The Company believes this substantial increase in backlog is a result of the historical peak construction season in the Gulf and the improvement in energy prices.

     The Company's vessel acquisitions have expanded its operating capabilities and increased its operating cost structure. The aggregate amount of selling, general and administrative expenses has increased to support this growth. During the first six months, the Company deployed two additional vessels, the Brazos Horizon, a pipelay/pipebury barge, and the Pacific Horizon, an 800-ton derrick barge. The Company's fleet expansion, along with reduced offshore construction demand, resulted in a decrease in fleet utilization during the first six months of 1999 compared to last year. The lower utilization for the pipelay vessels was at least partially offset by increased utilization of the Company's derrick vessels. The Pacific Horizon, an 800-ton derrick barge, successfully completed nine projects in the second quarter.

     Horizon has continued its expansion efforts into selected international markets during the second quarter of 1999. An Ecuadorian oil and gas company has signed a letter of intent to award Horizon a contract to transport and install a production platform in Ecuador. This demonstrates the Company's commitment to international expansion in Latin and South America. The Company is also continuing its business development efforts in West Africa.

     A weakness in energy prices or a prolonged decline in offshore drilling and exploration could adversely affect the Company's future revenues and profitability. In late 1998 and the first half of 1999, the Company experienced a decline in demand for its marine construction services in the Gulf as oil and gas companies reduced their levels of capital expenditures. The Company expects reduced demand for its services to impact its results of operations for the remainder of 1999.

QUARTER ENDED JUNE 30, 1999 COMPARED TO THE QUARTER ENDED JUNE 30, 1998

     CONTRACT REVENUES. Contract revenues were $23.4 million for the quarter ended June 30, 1999, compared to $34.3 million for the quarter ended June 30, 1998. Revenues for the second quarter of 1999 declined as a result of reduced demand for offshore construction in the Gulf of Mexico.

     GROSS PROFIT. Gross profit was $6.8 million (29.2% of contract revenues) for the quarter ended June 30, 1999, compared to a gross profit of $8.8 million (25.6% of contract revenues) for the quarter ended June 30, 1998. Lower margins bid on jobs and the Company's increased operating cost structure associated with its fleet expansion has resulted in lower gross profit. However, the increase in gross profit as a percent of contract revenues was attributable to a major project, which consists of laying and burying 80 miles of 20-inch pipeline to a water depth of 365 feet in the Gulf of Mexico.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $2.1 million (9.1% of contract revenues) for the three months ended June 30, 1999 from $1.8 million (5.3% of contract revenues) for the same period in 1998, primarily due to the addition of personnel and other expenses associated with the growth of the Company and the fleet expansion. The decrease in revenues and the increase in the operating cost structure caused selling, general and administrative expenses to increase substantially as a percent of contract revenues.

     INTEREST EXPENSE. Interest expense was $1.5 million for the three months ended June 30, 1999, net of $0.1 million interest capitalized, and $0.4 million for the same period last year, net of $0.1 million interest capitalized. The Company's total outstanding debt was $84.4 million at June 30, 1999 compared to $53.3 million at June 30, 1998. The outstanding debt increased significantly as a result of the vessel acquisitions and improvements made to expand the capabilities of the Company's fleet.

     OTHER INCOME. Included in other income is interest income on cash investments for the three months ended June 30, 1999 and the three months ended June 30, 1998 is $144,000 and $70,000 respectively.

     INCOME TAXES. The Company uses the liability method of accounting for income taxes. For the quarter ended June 30, 1999, the Company recorded a federal income tax provision of $1.2 million, at a net effective rate of 34.1% on a pre-tax income of $3.5 million. For the quarter ended June 30, 1998, the Company recorded a federal income tax provision of $1.9 million, at a net effective rate of 28.1% due to losses carried forward from previous years. A valuation allowance was previously established to offset the Company's net deferred tax assets, including those related to loss carryforwards, to the extent they were not realizable through the sale of appreciated assets at June 30, 1998.

     NET INCOME. Net income was $2.3 million, or $0.12 per share (computed based upon 18,870,580 shares), for the quarter ended June 30, 1999, compared to a net income for the quarter ended June 30, 1998 of $4.8 million, or $0.24 per share (computed based upon 19,608,607 shares). The decrease in net income is due to the decline in revenues and gross profit.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

     CONTRACT REVENUES. Contract revenues were $35.8 million for the six months ended June 30, 1999, compared to $52.9 million for the six months ended June 30, 1998. The Company's results of operations for the first half of 1999 reflect the reduced demand for offshore construction in the Gulf of Mexico earlier in the year.

     GROSS PROFIT. Gross profit was $9.1 million (25.4% of contract revenues) for the first six months of 1999, compared to a gross profit of $14.2 million (26.8% of contract revenues) for the same period of 1998. The impact of reduced demand for marine construction in the Gulf and lower margins bid on jobs resulted in decreased gross profit. The Company's increased operating cost structure associated with its fleet expansion has also decreased gross profit.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $4.5 million (12.5% of contract revenues) for the six months ended June 30, 1999 from $3.7 million (7.1% of contract revenues) for the same period of 1998 primarily due to the addition of personnel and other expenses associated with the growth of the Company. The decrease in revenues and the increase in the operating cost structure caused selling, general and administrative expenses to increase substantially as a percent of contract revenues.

     INTEREST EXPENSE. Interest expense for the six months ended June 30, 1999 was $2.5 million net of $0.7 million of interest capitalized. Interest expense was $1.2 million for the six months ended June 30, 1998, net of $0.3 million of interest capitalized. Interest expense increased during the first six months of 1999 due to the Company's debt borrowings for vessel acquisitions and improvements made to expand the Company's fleet and improvements to the marine base in Port Arthur, Texas.

     OTHER INCOME. Included in other income is interest income on cash investments for the six months ended June 30, 1999 and the six months ended June 30, 1998 is $233,000 and $103,000 respectively.

     INCOME TAXES. The Company uses the liability method of accounting for income taxes. For the six months ended June 30, 1999, the Company recorded a federal income tax provision of $0.9 million, at a net effective rate of 33.8% on pre-tax income of $2.6 million. For the same period last year, the Company recorded a federal income tax provision of $1.9 million, at a net effective rate of 20.2% on pre-tax income of $9.3 million. Prior to 1998, a valuation allowance was established to offset the Company's net deferred tax assets, including those related to loss carryforwards, to the extent they were not realizable through the sale of appreciated assets. The Company utilized net operating loss carryforwards that partially offset income taxes in the first six months of 1998.

     NET INCOME. Net income was $1.7 million, or $0.09 per share (computed based on 18,768,758 shares), for the six months ended June 30, 1999, compared to net income for the six months ended June 30, 1998 of $7.4 million, or $0.44 per share (computed based on 16,935,596 shares). The decrease in net income is due to the decline in revenues and gross profit and the increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     In December 1998, Horizon entered into a loan agreement with The CIT Group providing for a $60 million term loan (the CIT Term Loan) at a rate of LIBOR plus 2.65%. Initially, the Company borrowed $50 million in December 1998, and borrowed an additional $5 million in March 1999 upon the completion of the Pacific Horizon. In May 1999, the terms of this loan were amended to increase the amount that may be borrowed to $73.8 million and the Company borrowed an additional $13.8 million. The outstanding balance on the CIT Term Loan at June 30, 1999 was $65.7 million. The CIT Term Loan provides for additional borrowings of $5 million upon deployment of the Phoenix Horizon. The first advance of $50 million under the CIT Term Loan is due in 84 monthly principal installments of $463,000, the second advance of $5 million is due in 84 monthly principal installments of $46,000, and the third advance of $13.8 million is due in 84 monthly principal installments of $128,000. The remaining principal balance is due at the end of 84 months. No borrowings were outstanding under the $30 million revolving note payable to Den norske Bank (the DNB Revolver) at June 30, 1999.

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

     Both the CIT Term Loan and the DNB Revolver require that certain conditions be met in order for the Company to obtain advances under the loans. These loans are secured by substantially all assets of the Company, including mortgages on all vessels owned by the Company, as well as accounts receivable. Both loan facilities require the Company to maintain certain financial ratios and contain certain covenants that limit the Company's ability to incur additional indebtedness, pay dividends, create certain liens, sell assets and make capital expenditures. Horizon was in compliance with all loan covenants as of June 30, 1999.

     In July 1998, the board of directors approved the repurchase of up to $10 million of the Company's outstanding common stock. As of June 30, 1999, the Company had repurchased 1,158,800 shares of common stock for a total cost of $7.6 million through borrowings provided by a wholly-owned subsidiary of one of the Principal Stockholders. The $7.6 million was repaid from proceeds of the CIT Term Loan in December 1998. The Company purchased 3,800 shares of common stock during the first quarter of 1999 with cash provided by operations. In April 1999, the Company re-issued 133,300 shares of treasury stock in connection with the purchase of the Brazos Horizon. The Company records the inventory of treasury stock under the average cost basis.

     Horizon had working capital of $11.5 million at June 30, 1999, compared to working capital of $12.7 million at December 31, 1998. The second quarter decline in working capital was primarily due to an increase in the current maturities of long-term debt.

     Cash provided by operations was $3.0 million for the six months ended June 30, 1999, compared to $4.7 million for the six months ended June 30, 1998. The Company has used borrowings to fund capital expenditures. Cash used for capital expenditures during the six months ended June 30, 1999 totaled $15.3 million, compared to $55.8 million for the six months ended June 30, 1998. Principal payments on long-term debt were $4.3 million and $24.2 million during the first half of 1999 and 1998, respectively.

     Planned capital expenditures for the remainder of 1999 are estimated to total approximately $4.5 million, which include expenditures to complete improvements to the Company's existing fleet. Management believes that cash generated from operations, together with available borrowings under its loan facilities, will be sufficient to fund the Company's currently planned capital projects and working capital requirements for 1999. The Company's strategy, however, is to make other acquisitions to expand its operating capabilities and expand into selected international markets. To the extent the Company is successful in identifying acquisition opportunities, it most likely will require additional equity or debt financing depending on the size of any transaction.

  YEAR 2000

     The Company has implemented a Year 2000 project plan to identify and assess its risks associated with Year 2000 issues. Under the plan, the Company assessed its major information and computing systems and has updated or replaced applications that were not Year 2000 compliant. The Company has also contacted its key vendors and customers to assess their efforts and progress with Year 2000 issues. The Company does not anticipate any material effects on its business, operations or financial condition. Despite efforts to address Year 2000 issues in advance, there can be no assurance that the Company will not experience unanticipated disruption, negative consequences or costs caused by undetected errors in the technology used in its internal systems.

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 16, 1999, the Company re-issued 133,300 shares of treasury stock to Terry Offshore, L.L.C. in partial consideration of the purchase of a pipelay barge in reliance on Sections 4(2) and 4(6) under the Securities Act of 1933, as amended, and the rules promulgated thereunder.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

     The Company was not engaged in any transactions requiring disclosure at June 30, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders of the Company was held on May 6, 1999 (The "Annual Meeting").

     (b) At the Annual Meeting, Gunnar Hirsti was re-elected as a director of the Company to serve until the annual meeting of stockholders for the year 2002. In addition to the director elected at the Annual Meeting, the terms of Jonathan D. Pollock, Bill J. Lam, James Devine and Edward
          L. Moses, Jr. continued after the Annual Meeting.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

      3.1  Amended and Restated Certificate of Incorporation of the Company (1)

      3.2  Bylaws of the Company (1)

     10.1 Amended and Restated Credit Agreement dated May 25, 1999 among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., The CIT Group/Equipment Financing, Inc., as agent, and the other lenders specified therein. (2)

     10.2  Termination Agreement dated July 19, 1999 among Det
           Sondenfjelds-Norske Dampskibsselskab ASA and the Company (2)

     27.1  Financial Data Schedule (2)
------------

1 Incorporated by reference to the Company's Registration Statement on Form S-1
  (Registration Statement No. 333-43965).

2 Filed herewith

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

Date:  August 12, 1999