Form 10-Q/A
period 1999-06-30
HORIZON OFFSHORE INC
filed 1999-08-25
CIK 1051431

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q/A

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

                     HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                          SIX MONTHS ENDED
                                              JUNE 30,
                                       ----------------------
                                          1999        1998
                                       ----------  ----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income ........................  $    1,701  $    7,443
  Adjustments to reconcile net income
     to net cash provided by
     operating activities --
     Depreciation and amortization...       3,361       1,515
     Deferred income taxes...........         867       1,102
     Changes in operating assets and
      liabilities --
       Accounts receivable...........       8,844      (9,491)
       Costs in excess of billings...      (4,637)    (17,256)
       Billings in excess of costs...      (1,030)        408
       Other current assets..........          24        (458)
       Accounts payable..............      (4,448)       (305)
       Accrued liabilities...........      (1,504)      9,398
       Accrued job costs.............        (172)     12,534
       Accrued interest..............          --        (673)
       Due to related parties........          12          --
       Income taxes payable..........          --         511
                                       ----------  ----------
          Net cash provided by
             operating activities....       3,018       4,728
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases and additions to
     equipment.......................     (15,240)    (55,768)
  Drydock costs......................      (4,060)       (601)
  Purchase of other assets...........        (250)         96
                                       ----------  ----------
          Net cash used in investing
             activities..............     (19,550)    (56,273)
CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings under notes payable and
     long-term debt..................      18,800      13,954
  Loan fees..........................          --        (792)
  Principal payments on long-term
     debt............................      (4,258)    (24,232)
  Issuance of common stock...........          --         950
  Initial public offering proceeds,
     net.............................          --      68,814
  Purchase of treasury stock.........         (18)         --
                                       ----------  ----------
          Net cash provided by
             financing activities....      14,524      58,694
                                       ----------  ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................      (2,008)      7,149
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD................       9,649       2,846
                                       ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD.............................  $    7,641  $    9,995
                                       ==========  ==========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest.............  $    2,967  $    1,914
  Cash paid for income taxes.........  $       --  $      265
  Non-cash investing and financing
     activities:
     Purchase and additions to
      equipment with the issuance of
      notes payable..................  $       --  $   24,097
     Purchase and additions to
      equipment with the issuance of
      treasury stock.................  $      998  $       --


  The accompanying notes are an integral part of these consolidated financial statements.

                                   SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          HORIZON OFFSHORE, INC.

                                         By: /s/DAVID W. SHARP
                                                DAVID W. SHARP
                                                EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER

Date:  August 25, 1999