Form 10-Q
period 1999-09-30
HORIZON OFFSHORE INC
filed 1999-11-15
CIK 1051431

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-23653

                            ------------------------

                             HORIZON OFFSHORE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                   76-0487309
 (STATE OR OTHER JURISDICTION
     OF INCORPORATION OR                           (I.R.S. EMPLOYER
        ORGANIZATION)                            IDENTIFICATION NO.)

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

     The number of shares of the registrant's Common Stock outstanding as of November 15, 1999 was 18,800,980.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                        SEPTEMBER 30,       DECEMBER 31,
                                             1999               1998
                                        --------------      -------------
                                         (UNAUDITED)
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......      $  3,341           $   9,649
     Accounts receivable --
          Contract receivables.......        30,654              25,549
          Costs in excess of
             billings................         8,588               9,546
          Related parties............           224                  82
     Income taxes receivable.........           481                 481
     Inventory.......................           324             --
     Other current assets............           554                 642
                                        --------------      -------------
          Total current assets.......        44,166              45,949
PROPERTY AND EQUIPMENT, net..........       159,527             145,680
OTHER ASSETS.........................         6,496               2,040
                                        --------------      -------------
                                           $210,189           $ 193,669
                                        ==============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable................      $  3,576           $   7,654
     Accrued liabilities.............         2,526               5,086
     Accrued job costs...............        15,366              10,334
     Billings in excess of costs.....         1,941               2,608
     Current maturities of long-term
       debt..........................         9,694               7,606
                                        --------------      -------------
          Total current
             liabilities.............        33,103              33,288
LONG-TERM DEBT, net of current
  maturities.........................        71,204              62,268
DUE TO RELATED PARTIES...............            32                  20
DEFERRED INCOME TAXES................         5,980               3,633
                                        --------------      -------------
          Total liabilities..........       110,319              99,209
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $1 par value,
       5,000,000 shares authorized,
       none issued and outstanding...       --                  --
     Common stock, $1 par value,
       35,000,000 shares authorized,
       19,826,480 shares issued at
       September 30, 1999 and
       December 31, 1998.............         9,119               9,119
     Additional paid-in capital......        87,872              87,767
     Retained earnings...............         9,605               5,156
     Treasury stock, 1,025,500 shares
       at September 30, 1999 and
       1,155,000 shares at December
       31, 1998......................        (6,726)             (7,582)
                                        --------------      -------------
          Total stockholders'
             equity..................        99,870              94,460
                                        --------------      -------------
                                           $210,189           $ 193,669
                                        ==============      =============

  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,
                                       --------------------------  --------------------------
                                           1999          1998          1999          1998
                                       ------------  ------------  ------------  ------------
CONTRACT REVENUES....................  $     36,286  $     34,894  $     72,079  $     87,816
COST OF CONTRACT REVENUES............        28,173        27,545        54,866        66,292
                                       ------------  ------------  ------------  ------------
     Gross profit....................         8,113         7,349        17,213        21,524
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................         2,276         2,308         6,746         6,050
                                       ------------  ------------  ------------  ------------
     Operating income................         5,837         5,041        10,467        15,474
OTHER INCOME (EXPENSE):
     Interest expense................        (1,697)         (641)       (4,164)       (1,855)
     Interest income and other.......            88            40           493           143
                                       ------------  ------------  ------------  ------------
NET INCOME BEFORE INCOME TAXES.......         4,228         4,440         6,796        13,762
PROVISION FOR INCOME TAXES...........         1,480         1,491         2,347         3,370
                                       ------------  ------------  ------------  ------------
NET INCOME...........................  $      2,748  $      2,949  $      4,449  $     10,392
                                       ============  ============  ============  ============
NET INCOME PER SHARE -- BASIC AND
  DILUTED............................  $       0.15  $       0.15  $       0.24  $       0.58
                                       ============  ============  ============  ============
SHARES USED IN COMPUTING NET INCOME
  PER SHARE --
  BASIC AND DILUTED..................    18,921,705    19,740,572    18,810,196    17,880,863

  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                        NINE MONTHS ENDED
                                          SEPTEMBER 30,
                                       --------------------
                                         1999       1998
                                       ---------  ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income.........................  $   4,449  $  10,392
  Adjustments to reconcile net income
     to net cash provided by
     operating activities --
     Depreciation and amortization...      5,488      3,121
     Deferred income taxes...........      2,347      2,408
     Changes in operating assets and
     liabilities --
       Accounts receivable...........     (5,247)   (15,548)
       Costs in excess of billings...        958    (12,189)
       Billings in excess of costs...       (667)     1,067
       Inventory.....................       (324)        --
       Other current assets..........         --        (52)
       Accounts payable..............     (4,078)     5,313
       Accrued liabilities...........     (2,560)     2,807
       Accrued job costs.............      5,032      9,498
       Accrued interest..............         --       (671)
       Due to related parties........         12         --
       Income taxes payable..........         --        130
                                       ---------  ---------
          Net cash provided by
             operating activities....      5,410      6,276
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases and additions to
   equipment.........................    (17,864)   (61,619)
  Drydock costs......................     (4,860)      (619)
  Purchase of other assets...........         --       (368)
                                       ---------  ---------
          Net cash used in investing
             activities..............    (22,724)   (62,606)
CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings under notes payable and
   long-term debt....................     18,800     13,747
  Loan fees..........................         --       (767)
  Principal payments on long-term
   debt..............................     (7,776)   (26,177)
  Issuance of common stock...........         --        950
  Initial public offering proceeds,
   net...............................         --     68,721
  Purchase of treasury stock.........        (18)    (1,538)
                                       ---------  ---------
          Net cash provided by
             financing activities....     11,006     54,936
                                       ---------  ---------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS........................     (6,308)    (1,394)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD................      9,649      2,846
                                       ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD.............................  $   3,341  $   1,452
                                       =========  =========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest.............  $   4,363  $   1,914
  Cash paid for income taxes.........  $      --  $     265
  Non-cash investing and financing
   activities:
     Purchase and additions to
     equipment with the issuance of
     notes payable...................  $      --  $  26,098
     Purchase and additions to
     equipment with the issuance of
     treasury stock..................  $     998  $      --

  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The consolidated interim financial statements included herein have been prepared by Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (Horizon or the Company), and are unaudited, except for the balance sheet at December 31, 1998, which has been prepared from the audited financial statements. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments necessary for a fair presentation of the financial position as of September 30, 1999, the statements of operations for each of the three and nine months period ended September 30, 1999 and 1998, and the statements of cash flows for the nine months period ended September 30, 1999 and 1998. Although management believes the unaudited interim related disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1999. The consolidated interim financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

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

INTEREST CAPITALIZATION

     Interest is capitalized on the average amount of accumulated expenditures for equipment that is undergoing major modification and refurbishment prior to being placed into service. Interest is capitalized using an effective rate based on related debt until the equipment is placed into service. Interest expense for the three and nine months ended September 30, 1999 is net of $90,000 and $757,000 of capitalized interest, respectively. Interest expense for the three and nine months ended September 30, 1998 was net of $443,000 and $736,000 of capitalized interest, respectively.

INVENTORY

     Inventory consists of structures held for resale from derrick salvage services. The inventory is reported at the lower of cost or market value.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.  PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following (in thousands):

                                          SEPTEMBER 30,      DECEMBER 31,
                                              1999               1998
                                          -------------      ------------
Barges, boats and related
  equipment..........................       $ 159,909          $141,436
Land and buildings...................           7,412             7,084
Machinery and equipment..............             245               245
Office furniture and equipment.......           1,238             1,121
Leasehold improvements...............           1,359             1,330
                                          -------------      ------------
                                              170,163           151,216
Less -- Accumulated depreciation.....         (10,636)           (5,536)
                                          -------------      ------------
Property and equipment, net..........       $ 159,527          $145,680
                                          =============      ============

     During the nine months ended September 30, 1999, the Company incurred $18.9 million for vessel acquisitions, improvements and refurbishments to its fleet and for improvements to its marine base in Port Arthur, Texas. In April 1999, the Company purchased the Brazos Horizon, a pipelay/pipebury barge for $5.8 million, which consisted of $4.8 million in cash and 133,300 shares of the Company's common stock with a fair value of $1.0 million. Treasury stock was reissued for this transaction.

     Effective July 1, 1999, the Company changed its estimated salvage value on certain of its barges and vessels from zero to 10%. The Company increased the estimated salvage value from zero to 10% to more accurately reflect management's estimate of the value of the assets at the end of their estimated useful lives. For both the three and nine months ended September 30, 1999, the change had the effect of reducing depreciation expense by $0.2 million and increasing net income by $0.1 million or less than $.01 per share -- basic and diluted.

3.  STOCKHOLDERS' EQUITY

EARNINGS PER SHARE

     Earnings per share data for all periods presented has been computed pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. No options to purchase common stock were granted prior to April 1998. The Company had outstanding options covering an aggregate of 1.3 million shares of common stock and 0.1 million shares were exercisable as of September 30, 1999. There are no material differences in basic EPS and diluted EPS for all periods presented. Options to purchase 0.8 million shares for both the three and nine months ended September 30, 1999 were excluded from the calculation of diluted EPS as they were anti-dilutive.

TREASURY STOCK

     In July 1998, the board of directors approved the repurchase of up to $10 million of the Company's outstanding common stock. Shares have been purchased from time to time, subject to market conditions, in the open market or in privately negotiated transactions. As of September 30, 1999, the Company had repurchased 1,158,800 shares of common stock for a total cost of $7.6 million, and the Company re-issued 133,300 shares of treasury stock in connection with the purchase of the Brazos Horizon. As of

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

September 30, 1999, the Company's treasury stock consisted of 1,025,500 shares at a cost of $6.7 million. The Company records its inventory of treasury stock under the average cost basis.

4.  RELATED PARTY TRANSACTIONS

     The Company has chartered the Stephaniturm to Det Sondenfjelds-Norske Dampskibsselskab ASA (DSND) until December 31, 1999. The Company recognized $2.4 million in revenues and $1.5 million in gross profit during the nine months ended September 30, 1999, related to this charter. The Company recognized $3.5 million in revenues and $2.9 million in gross profit related to this charter for the nine months ended September 30, 1998. On August 13, 1999, DSND sold its 4.1 million shares of the company's common stock and is no longer a stockholder.

     In August 1998, the Company entered into a master services agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates, L.P. and Westgate International, L.P., the Company's principal stockholders (Principal Stockholders), to charter certain marine vessels from Odyssea. As of September 30, 1999, the Company owed Odyssea $0.2 million as a result of services performed under this agreement, compared to $1.1 million at December 31, 1998. During the nine months ended September 30, 1999, Odyssea billed Horizon $2.8 million and Horizon paid Odyssea $3.7 million for services rendered under the agreement.

     In August 1998, the Company entered into an agreement with Prime Natural Resources, Inc. (Prime), an entity that is majority-owned by one of the Principal Stockholders, to perform marine construction work. Prime awards contracts to Horizon on the basis of a competitive bid process. As of September 30, 1999, the outstanding receivable balance from Prime was $1.9 million, compared to $1.3 million at December 31, 1998. The Company billed Prime $4.2 million for services rendered under the agreement during the first nine months of 1999.

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

     The Company's management team has aggressively expanded the Company's operations. Horizon currently has a fleet of twelve vessels, eleven of which were operational during the third quarter. These vessels are capable of providing a full range of pipeline and derrick services in varying water depths, and included five pipelay / pipebury barges, a dedicated pipebury barge, two derrick barges, two diving support vessels, and one material barge. In April 1999, the Company purchased the Brazos Horizon, a pipelay / pipebury barge. The Company's expanded fleet competes in the Gulf for substantially all pipeline installation projects in shallow water depths of 200 feet and less and projects in intermediate water depths between 200 and 800 feet. The Company also competes for projects in selected international markets. Horizon has two derrick barges with lift capacities up to 550 and 800 tons deployed. The Company is currently upgrading the Pacific Horizon from an 800 ton lift capacity to 1000 tons which is expected to be completed by the end of this year. The diving and towing capabilities of the Pearl Horizon are also being upgraded.

     The demand for offshore construction services in the Gulf is cyclical and depends largely on the financial condition of the oil and gas companies active there and, in particular, their levels of capital expenditures for developmental construction. These expenditures are influenced by prevailing oil and gas prices, expectations about future demand and prices, the cost of exploring for, producing and developing oil and gas reserves, the discovery rates of new oil and gas reserves, sale and expiration dates of offshore leases in the United States and abroad, political and economic conditions, governmental regulations and the availability and cost of capital. Historically, oil and gas prices and the level of exploration and development activity have fluctuated substantially, impacting the demand for pipeline and marine construction services.

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

RESULTS OF OPERATIONS

     The discussion below describes the Company's results of operations. Revenues and profits declined in the first nine months of 1999 compared to 1998 as offshore construction activity in the Gulf decreased primarily in response to lower oil and gas prices in late 1998 and early 1999. Although reduced demand for construction and lower margins bid on jobs impacted results for the first nine months of 1999, Horizon was able to increase revenues and maintain its profitability during the third quarter of 1999. If the offshore construction market improves next year as expected, management believes Horizon's expanded fleet and operations capabilities should position the Company to take advantage of any increased activity levels in the Gulf of Mexico as well as in certain international areas.

     The Company's vessel acquisitions have expanded its operating capabilities and increased its operating cost structure. The aggregate amount of selling, general and administrative expenses has increased to support this growth. During the first nine months of 1999, the Company deployed two additional vessels, the Brazos Horizon, a pipelay/pipebury barge, and the Pacific Horizon, an 800-ton derrick barge. The Company's fleet expansion, together with reduced offshore construction demand, resulted in a decrease in fleet utilization during the first nine months of 1999 compared to last year. The lower utilization for the pipelay vessels was partially offset by increased utilization of the Company's derrick vessels. The Pacific Horizon and the Atlantic Horizon together successfully completed several projects during the third quarter. This is a major accomplishment in the Company's strategy to penetrate the salvage and installation market. The Company also completed its largest contract to date. This project consisted of laying and burying 80 miles of 20-inch diameter pipe in water depths up to 365 feet utilizing four Horizon vessels.

     Horizon has continued its expansion efforts into selected international markets during the third quarter of 1999 by securing a contract to transport and install a production platform offshore Ecuador. This project is scheduled to begin in the first quarter of 2000 and represents the Company's commitment to international expansion in Latin America. The Company is also continuing its business development efforts in West Africa and Mexico by actively bidding on selected projects. The Stephaniturm is on charter in the North Sea with DSND until December 31, 1999, and the company expects this vessel to continue working in the North Sea market next year.

     A weakness in energy prices and a prolonged decline in offshore drilling and exploration could adversely affect the Company's future revenues and profitability. In late 1998 and the first nine months of 1999, the Company experienced a decline in demand for its marine construction services in the Gulf as oil and gas companies reduced their levels of capital expenditures. The Company expects reduced demand for its services to impact its results of operations for the remainder of 1999.

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
1998

     CONTRACT REVENUES. Contract revenues were $36.3 million for the quarter ended September 30, 1999, compared to $34.9 million for the quarter ended September 30, 1998. The completion of the Company's largest contract to date together with the salvage and installation work performed this quarter significantly contributed to the increase in revenues and gross profit.

     GROSS PROFIT. Gross profit was $8.1 million (22.4% of contract revenues) for the quarter ended September 30, 1999, compared to a gross profit of $7.3 million (21.1% of contract revenues) for the quarter ended September 30, 1998. The largest contract completed to date significantly contributed to the increase in gross profit.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were consistent at $2.3 million (6.3% of contract revenues) for the three months ended September 30, 1999 with $2.3 million (6.6% of contract revenues) for the same period in 1998.

     INTEREST EXPENSE. Interest expense was $1.7 million for the three months ended September 30, 1999, net of $0.1 million interest capitalized, and $0.6 million for the same period last year, net of $0.4 million interest capitalized. The Company's total outstanding debt was $80.9 million at September 30, 1999, compared to $53.2 million at September 30, 1998. The outstanding debt increased as a result of the vessel acquisitions and improvements made to expand the capabilities of the Company's fleet.

     OTHER INCOME. Included in other income is interest income on cash investments for the three months ended September 30, 1999, and the three months ended September 30, 1998 of $88,000 and $40,000 respectively.

     INCOME TAXES. The Company uses the liability method of accounting for income taxes. For the quarter ended September 30, 1999, the Company recorded a federal income tax provision of $1.5 million, at a net effective rate of 35.0% on pre-tax income of $4.2 million. For the quarter ended September 30, 1998, Horizon recorded a federal income tax provision of $1.5 million, at a net effective rate of 33.6% on pre-tax income of $4.4 million due to losses carried forward from previous years.

     NET INCOME. Net income was $2.7 million, or $0.15 per share (computed based upon 18,921,705 weighted average shares), for the quarter ended September 30, 1999, compared to net income for the quarter ended September 30, 1998 of $2.9 million, or $0.15 per share (computed based upon 19,740,572 weighted average shares).

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

     CONTRACT REVENUES. Contract revenues were $72.1 million for the nine months ended September 30, 1999, compared to $87.8 million for the nine months ended September 30, 1998. The Company's results of operations for the first nine months of 1999 reflect the reduced demand for offshore construction in the Gulf of Mexico earlier in 1999.

     GROSS PROFIT. Gross profit was $17.2 million (23.9% of contract revenues) for the first nine months of 1999, compared to a gross profit of $21.5 million (24.5% of contract revenues) for the same period of 1998. Reduced demand for marine construction in the Gulf and lower margins bid on jobs resulted in decreased gross profit for the first nine months of 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $6.7 million (9.4% of contract revenues) for the nine months ended September 30, 1999 from $6.1 million (6.9% of contract revenues) for the same period of 1998 primarily due to the addition of personnel and other expenses associated with the growth of the Company.

     INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1999 was $4.2 million net of $0.8 million of interest capitalized. Interest expense was $1.9 million for the nine months ended September 30, 1998, net of $0.7 million of interest capitalized. Interest expense increased during the first nine months of 1999 due to the Company's debt borrowings for vessel acquisitions and improvements made to expand the Company's fleet and improvements to the marine base in Port Arthur, Texas.

     OTHER INCOME. Included in other income is interest income on cash investments for the nine months ended September 30, 1999 and the nine months ended September 30, 1998 of $319,000 and $143,000 respectively.

     INCOME TAXES. The Company uses the liability method of accounting for income taxes. For the nine months ended September 30, 1999, the Company recorded a federal income tax provision of $2.3 million, at a net effective rate of 34.5% on pre-tax income of $6.8 million. For the same period last year, the Company recorded a federal income tax provision of $3.4 million, at a net effective rate of 24.5% on pre-tax income of $13.8 million. Prior to 1998, a valuation allowance was established to offset the Company's net deferred tax assets, including those related to loss carryforwards, to the extent they were not realizable through the sale of appreciated assets. The Company decreased its valuation allowance in fiscal 1998, which partially offset income taxes in the first nine months of 1998.

     NET INCOME. Net income was $4.4 million, or $0.24 per share (computed based on 18,810,196 weighted average shares), for the nine months ended September 30, 1999, compared to net income for the nine months ended September 30, 1998 of $10.4 million, or $0.58 per share (computed based on 17,880,863 weighted average shares). The decrease in net income is due to the decline in revenues and gross profit and the increase in operating expenses primarily in the first half of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     In December 1998, Horizon entered into a loan agreement with The CIT Group, Inc. providing for a $60 million term loan (the Term Loan) at a rate of LIBOR plus 2.65%. Initially, the Company borrowed $50 million in December 1998, and borrowed an additional $5 million in March 1999 upon the completion of the Pacific Horizon. In May 1999, the terms of this loan were amended to increase the amount that may be borrowed to $73.8 million and the Company borrowed an additional $13.8 million. The outstanding balance on the Term Loan at September 30, 1999 was $63.8 million. The first advance of $50 million under the Term Loan is due in 84 monthly principal installments of $463,000, the second advance of $5 million is due in 84 monthly principal installments of $46,000, and the third advance of $13.8 million is due in 84 monthly principal installments of $128,000. The remaining principal balance is due at the end of 84 months.

     There were no borrowings outstanding under the Company's $30 million credit facility (the Revolver) at September 30, 1999. Den Norske Bank assigned its interest in the revolver to Wells Fargo Bank effective September 28, 1999. As part of this assignment, the interest rate on amounts outstanding under the revolver was reduced from LIBOR plus 2.5% to LIBOR plus 2%.

     In 1997, one of the Principal Stockholders issued letters of credit and provided guarantees to secure Horizon's notes payable to two foreign marine companies pursuant to a settlement agreement. During 1998, Den Norske Bank issued two letters of credit on behalf of the Company to secure any obligation paid by the Principal Stockholder under its letters of credit. These letters of credit are deducted from the Company's borrowing base calculation under the Revolver.

     Both the Term Loan and the Revolver require that certain conditions be met in order for the Company to obtain advances under the loans. These loans are secured by substantially all assets of the Company, including mortgages on all vessels owned by the Company, as well as accounts receivable. Both loan facilities require the Company to maintain certain financial ratios and contain certain covenants that limit the Company's ability to incur additional indebtedness, pay dividends, create certain liens, sell assets and make capital expenditures. Horizon was in compliance with all loan covenants as of September 30, 1999.

     In July 1998, the board of directors approved the repurchase of up to $10 million of the Company's outstanding common stock. As of September 30, 1999, the Company had repurchased 1,158,800 shares of common stock for a total cost of $7.6 million through borrowings provided by a wholly owned subsidiary of one of the Principal Stockholders. The $7.6 million was repaid from proceeds of the Term Loan in December 1998. The Company purchased 3,800 shares of common stock during the first quarter of 1999 with cash provided by operations. In April 1999, the Company re-issued 133,300 shares of treasury stock in connection with the purchase of the Brazos Horizon. The Company records the inventory of treasury stock under the average cost basis.

     Horizon had working capital of $11.1 million at September 30, 1999, compared to working capital of $12.7 million at December 31, 1998. The third quarter decline in working capital was primarily due to an increase in the current maturities of long-term debt.

     Cash provided by operations was $5.4 million for the first nine months ended September 30, 1999, compared to $6.3 million for the first nine months ended September 30, 1998. The Company has used borrowings to fund capital expenditures. Cash used for capital expenditures during the first nine months ended September 30, 1999 totaled $17.9 million, compared to $61.6 million for the first nine months ended September 30, 1998. Principal payments on long-term debt were $7.8 million and $26.2 million during the first nine months of 1999 and 1998, respectively.

     Planned capital expenditures for the remainder of 1999 are estimated to total approximately $3.0 million, which include expenditures to upgrade the Pacific Horizon from a 800 ton lift capacity to a 1,000 ton lift capacity, to upgrade the Pearl Horizon, and to purchase new diving equipment. Management believes that cash generated from operations, together with available borrowings under its loan facilities, will be sufficient to fund the Company's currently planned capital projects and working capital requirements into the year 2000. The Company's strategy, however, is to make other acquisitions to expand its operating capabilities and expand into selected international markets. To the extent the Company is successful in identifying acquisition and expansion opportunities, it most likely will require additional equity or debt financing depending on the size of any transaction.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

     The Company was not engaged in any transactions requiring disclosure at September 30, 1999.

                          PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Forward-Looking Statements

     In addition to historical information, Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. Such uncertainties include but are not limited to: industry conditions and volatility; prices of oil and gas; the Company's ability to obtain and the timing of new projects; and changes in competitive factors, including the level of capital expenditures by oil and gas companies due to fluctuations in the price of oil and gas; risks of growth strategy, including the risks of rapid growth; operating hazards, including the unpredictable effect of natural occurrences on operations and the significant possibility of accidents resulting in personal injury and property damage; seasonality of the offshore construction industry in the Gulf; the Company's ability to attract and retain skilled workers; the need for additional financing; contract bidding risks; percentage-of-completion accounting; continued active participation of the Company's executive management and key personnel; the effect on the Company's performance of regulatory programs and environmental matters; risks involved in the Company's operations expansion into international offshore oil and gas producing areas; and risks involved in joint venture operations, including difficulty in resolving disputes with present partners or reaching agreements with future partners. These and other uncertainties related to the business are described in detail under the heading "Risk Factors" in the Company's 1998 Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any of its forward-looking statements for any reason.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits

      3.1  Amended and Restated Certificate of Incorporation of the Company (1)

      3.2  Bylaws of the Company (1)

     27.1  Financial Data Schedule (2)

      (b)  Reports on Form 8-K:

     The following current reports on Form 8-K were filed during the fiscal quarter ended September 30, 1999:

     October 5, 1999 -- Item 5. Other Events. The Company announced the appointment of R. Clay Etheridge as Executive Vice President and Chief Operating Officer on September 13, 1999.

     October 20, 1999 -- Item 5. Other Events. The Company announced that James Devine was elected as Chairman of the Board of Directors.
------------

1 Incorporated by reference to the Company's Registration Statement on Form S-1
  (Registration Statement No. 333-43965).

2 Filed herewith

                                   SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Date: November 15, 1999                   HORIZON OFFSHORE, INC.
                                          By:      /s/ DAVID W. SHARP
                                                       DAVID W. SHARP
                                                EXECUTIVE VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER