Form 10-K
period 1999-12-31
HORIZON OFFSHORE INC
filed 2000-03-30
CIK 1051431

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2000 was approximately $79.6 million.

     The number of shares of the registrant's common stock, $1.00 par value per share, outstanding as of March 15, 2000 was 18,807,959.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement prepared in connection with the registrant's 2000 annual meeting of stockholders have been incorporated by reference into Part III of this Form 10-K.

================================================================================

                             HORIZON OFFSHORE, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I
Items 1. and 2. Business and Properties..................................     1
Item 3.         Legal Proceedings........................................     9
Item 4.         Submission of Matters to a Vote of Security Holders......     9
Item 4a.        Executive Officers of the Registrant.....................    10

                                    PART II

Item 5.         Market for Registrant's Common Equity and Related            11
                  Stockholder Matters....................................
Item 6.         Selected Financial Data..................................    12
Item 7.         Management's Discussion and Analysis of Financial            13
                  Condition and Results of Operations....................
Item 7a.        Quantitative and Qualitative Disclosure About Market         16
                  Risk...................................................
Item 8.         Financial Statements and Supplementary Data..............    16
Item 9.         Changes in and Disagreements with Accountants on             16
                  Accounting and Financial Disclosure....................

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant.......    17
Item 11.        Executive Compensation...................................    17
Item 12.        Security Ownership of Certain Beneficial Owners and          17
                  Management.............................................
Item 13.        Certain Relationships and Related Transactions...........    17

                                    PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on       17
                  Form 8-K...............................................
Financial Statements.....................................................   F-1
Signatures...............................................................   S-1
Exhibit Index............................................................   E-1

                                     PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

GENERAL

     We provide marine construction services to the offshore oil and gas industry primarily in the United States Gulf of Mexico and selected international areas. Our marine fleet installs marine pipelines to transport oil and gas from newly installed production platforms and other subsea production systems, and installs and salvages production platforms and other marine structures. During 1998 and 1999, we established new customer relationships, enhanced our operating capabilities, and aggressively expanded our market share in the Gulf. We also selectively bid on projects in international market areas.

     We have assembled a fleet of eleven vessels, ten of which are currently operational. Our fleet is capable of a wide range of marine construction activities, including installing up to 48-inch pipelines and smaller diameter rigid and coiled-line pipe in water depths up to 800 feet, providing pipebury and all other services necessary to commence transporting oil and gas through an installed pipeline, and installing and salvaging production platforms and other marine structures. We believe that our expanded fleet allows us to compete in the Gulf for substantially all pipeline installation projects in shallow water depths of 200 feet and less and a substantial number of projects in intermediate water depths of between 200 and 800 feet. We have also formed a joint venture with Det Sondenfjelds-Norske Dampkibsselskab ASA (DSND) which allows us to conduct deepwater pipelaying operations in the Gulf, offshore Mexico and Canada, and in the Caribbean.

INDUSTRY CONDITIONS

     Demand for marine construction services is primarily a function of the level of oil and gas activity in the Gulf. The decline in demand for marine construction services in the Gulf triggered by low oil prices that began in 1998 adversely affected our 1999 operating results. As oil prices began to improve at mid-year 1999, drilling activity began to increase. Our operating results are directly tied to industry demand for our services, most of which are performed on the outer continental shelf in the Gulf. If the recent increase in oil and gas prices and drilling levels are sustained, we expect demand for our services to increase.

     Due to the time required to drill a well and fabricate a production platform, demand for our services usually lags exploratory drilling by six to eighteen months. We believe our operating results will be highly leveraged to any improvement in market conditions on the outer continental shelf due to our fleet capabilities and management expertise in this market area.

SCOPE OF OPERATIONS

     We are a leading provider of marine construction services in the Gulf of Mexico. We laid 190 miles of pipe and buried 155 miles of pipe of various diameters in various water depths in the Gulf during 1999. In 1998, we laid 220 and buried 210 miles of pipe. We can install and bury pipelines with an outside diameter (including concrete coating) of up to 48 inches and smaller diameter pipe in water depths up to 800 feet.

     Our highly specialized pipelay and pipebury vessels, the AMERICAN HORIZON, CAJUN HORIZON, LONE STAR HORIZON and GULF HORIZON install and bury pipelines of various diameters. In April 1999, we acquired the BRAZOS HORIZON, a pipelay/bury barge, capable of simultaneously laying and burying pipelines. Our pipelay vessels employ conventional S-lay technology, which is appropriate for operating on the outer continental shelf and in many international areas. Conventional pipeline installation involves the sequential assembly of pieces of pipe through an assembly line of welding stations that run the length of the pipelay vessel. Welds are then tested and coated on the deck of the pipelay barge. The pipe is then supported off the stern and into the water via a ramp that is referred to as a "pontoon" or "stinger." The ramp supports the pipe to some distance under the water and prevents over-stressing as it curves into a horizontal position downward toward the sea floor. The barge is then moved forward by its anchor winches and the pipeline is laid on the sea floor. The suspended pipe forms an elongated "S" shape as it undergoes a second bend above the contact point on the sea floor. During the pipelay process, divers regularly inspect the pipeline to ensure that there are no obstructions on the sea floor, that the ramp is providing proper support and that the pipeline is settling correctly.

     In early 2000, we equipped most of our vessels operating in the Gulf with diving gear to support our surface diving personnel. These divers inspect the pipeline as it is laid, monitor the bury activities, connect pipelines to production platforms and assist the derrick barges in the installation and removal of structures. We believe the addition of surface diving operations will allow us to further control scheduling and reduce operating costs.

     Pipelines installed on the outer continental shelf or located in water depths of 200 feet or less are required by the regulations of the United States Department of Interior's Minerals Management Service to be buried at least three feet below the sea floor. Jet sleds towed behind pipelay/pipebury barges are used to bury pipelines on smaller pipe installation projects. Towed jet sleds are less likely to damage the pipeline being laid or any existing pipelines, which the pipeline may be crossing. Unlike a conventional "plow" trencher, towed jet sleds use a high pressure stream of water which is pumped from the barge to create a trench into which the pipe is then laid. For larger pipe burying projects, or where deeper trenching is required, we placed the CANYON HORIZON, a dedicated bury barge, into service during the second quarter of 1998. It can bury pipelines more efficiently and to greater depths than any vessel of its kind in the Gulf. We match our burying approach to the requirements of each specific contract by utilizing the CANYON HORIZON for burying larger projects and our towed jet sleds behind pipelay barges for burying smaller projects.

     Our fleet also includes a multi-purpose vessel, the PEARL HORIZON, deployed in April 1998. This vessel was converted to perform diving support services such as connecting pipelines to platforms and other pipelines (tie-ins), filling pipelines with water under pressure to test for tensile strength (hydrostatic testing) and commencing production from a platform (commissioning services). The PEARL HORIZON'S capabilities were also modified to permit it to tow other vessels.

     We install and remove or "salvage" offshore fixed platforms. In 1999, we substantially expanded our operating capabilities in this market area. We constructed a derrick barge, the PACIFIC HORIZON, which commenced operations in March 1999, to complement the ATLANTIC HORIZON that was acquired in June 1998. The PACIFIC HORIZON'S lift capacity was upgraded to 1,000 tons in March 2000 to allow it to perform larger installation projects. Derrick barges are equipped with cranes designed to lift and place platforms, structures or equipment into position for installation. In addition, they can be used to disassemble and remove platforms and prepare them for salvage or refurbishment. We believe that the need to salvage platforms in the Gulf will increase as older structures are decommissioned and are required to be removed pursuant to regulatory requirements that require the removal of inactive platforms.

     Our customers award contracts by means of a highly competitive bidding process. In preparing a bid, we must consider a variety of factors, including estimated time necessary to complete the project, and the location and duration of current and future projects. We have placed a strong emphasis on the sequential structuring of scheduled work in adjacent areas. Sequential scheduling reduces mobilization and de-mobilization time and cost associated with each project and increases profitability. We employ core groups of experienced offshore personnel that work together on particular types of projects to increase our bidding accuracy. We often obtain the services of workers outside our core employee groups by subcontracting with other parties. Our management examines the results of each bid submitted, re-evaluates bids, and implements a system of controls to maintain and improve the accuracy of the bidding process. The accuracy of the various estimates in preparing a bid is critical to our profitability.

     Our contracts are typically of short duration, being completed in periods as short as several days to periods of up to several months for projects involving our larger pipelay vessels. We perform most of our projects on a fixed-price or "lump sum" basis, although some projects are performed on a cost-plus basis. Under a fixed-price contract, the price stated in the contract is subject to adjustment only for change orders placed by the customer. As a result, we are responsible for all cost overruns. Furthermore, our profitability under a fixed-price contract is reduced when the task takes longer to complete than estimated. Similarly, our profitability will be increased if we can perform the task ahead of schedule. Under cost-plus arrangements, we receive a specified fee in excess of direct labor and material cost and are protected against cost overruns, but do not benefit directly from improved performance.

MARINE EQUIPMENT

     The following table describes our marine vessels.

                                                                                           MAXIMUM
                                                                              MAXIMUM      PIPELAY     MONTH AND        DATE
                 VESSEL                        VESSEL TYPE        LENGTH    DERRICK LIFT   DIAMETER  YEAR ACQUIRED    DEPLOYED
----------------------------------------  ----------------------  -------   ------------   -------   -------------   ----------
                                                                  (FEET)       (TONS)      (INCHES)
American Horizon........................  Pipelay/Pipebury          180        --             18       Feb. 1996      Apr. 1996
Cajun Horizon...........................  Pipelay/Pipebury          140        --             12       Jun. 1996      Jul. 1996
Lone Star Horizon.......................  Pipelay/Pipebury          320        --             48       Nov. 1997      Jan. 1998
Gulf Horizon............................  Pipelay/Pipebury          350        --             42       Jul. 1997      Feb. 1998
Brazos Horizon..........................  Pipelay/Pipebury          210        --             16       Apr. 1999       May 1999
Pearl Horizon...........................  Diving Support Vessel     184        --           --         Oct. 1997      Apr. 1998
Stephaniturm............................  Diving Support Vessel     230        --              4       Apr. 1998       May 1998
Canyon Horizon..........................  Pipebury                  330        --           --         Nov. 1997      Jun. 1998
Atlantic Horizon........................  Derrick Barge             420           550       --         Jun. 1998      Jun. 1998
Pacific Horizon.........................  Derrick Barge             350         1,000       --         May 1998       Mar. 1999
Phoenix Horizon.........................  Derrick/Pipelay(1)        300           250         24       Jul. 1997

------------

(1) Anticipated deployment in year 2000.

     We own all of our marine vessels and have placed mortgages on them to secure our debt. See Note 6 of our notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Under governmental regulations and our insurance policies, we are required to maintain the vessels in accordance with standards of seaworthiness, safety and health prescribed by governmental regulations and applicable vessel classification societies. We believe we are in compliance with all governmental regulations and insurance policies regarding the operation and maintenance of our vessels.

     In the normal course of our operations, we also lease or charter other vessels, such as diving support vessels, tugboats, cargo barges, utility boats and support vessels.

DSND HORIZON JOINT VENTURE

     We formed a joint venture with DSND which is 30% owned by us, primarily to conduct deepwater pipelaying operations in the Gulf, offshore Mexico and Canada, and in the Caribbean. The joint venture has access to a reel pipelaying vessel and other vessels that are owned and operated by DSND. The reel pipelaying vessel can install 10-inch diameter pipe in water depths as great as 6,000 feet. We believe that the capability of the reel vessel allows us to compete more effectively in all water depths with other competitors. The reel vessel is capable of faster installation rates, which reduces expenses when compared to conventional pipelay methods. The dynamically positioned reel vessel allows us to participate in the deepwater market segment to install small diameter pipelines and provide subsea construction services.

SAFETY AND QUALITY ASSURANCE

     We are concerned with the safety and health of our employees and maintain a stringent safety assurance program to reduce the possibility of costly accidents. Our health, safety and environmental department establishes guidelines to ensure compliance with all applicable state and federal safety regulations. It also provides training and safety education through new employee orientations, which include first aid and CPR training. In addition, prospective employees must submit to alcohol and drug testing. After each accident or other health or safety occurrence, we promptly collect data concerning the incident, perform further investigations, and evaluate our safety procedures to help prevent similar incidents. We believe that our safety program and commitment to quality are vital to attracting and retaining customers and employees and controlling costs.

CUSTOMERS

     Our customers are primarily the oil and gas companies operating on the outer continental shelf. In 1999, we provided offshore marine construction services to approximately 52 customers, one of which, a major oil and gas company, accounted for 31% of 1999 revenues. Our management team concentrates on maintaining close relationships with engineering firms that manage the award and provision of marine construction services for many of the independent oil and gas producers.

     We do not believe that our revenues depend on any one customer. The level of construction services required by any particular customer depends on the size of that customer's capital expenditure budget devoted to construction plans in a particular year. Consequently, customers that account for a significant portion of contract revenues in one fiscal year may represent an immaterial portion of contract revenues in subsequent fiscal years. Our contracts are typically of short duration, being completed in periods as short as several days to several months.

BACKLOG

     As of December 31, 1999, our backlog supported by written agreements amounted to $10.0 million, compared to our backlog at December 31, 1998 of $19.0 million. Our backlog has increased subsequent to year-end and was $17.0 million as of March 9, 2000. Backlog is typically lower in the fourth and first quarters of the year due to the seasonality and weather conditions in the Gulf during the winter months. As we move into international market areas, where projects tend to have longer lead times and result in earlier awards, our backlog may increase. We do not consider backlog amounts to be a reliable indicator of future revenues, because most projects are awarded and performed within a relatively short period of time.

SEASONALITY, CYCLICALITY AND FACTORS AFFECTING DEMAND

     The marine construction industry in the Gulf of Mexico historically has been highly seasonal with contracts being awarded in the spring and early summer and performed before the onset of adverse weather conditions in the winter. The scheduling of much of our work is affected by weather conditions and other factors, and many projects are performed within a relatively short period of time. We intend to partially offset the seasonality of our operations in the Gulf by pursuing selected international expansion opportunities.

     The level and volatility of oil and gas prices have a strong effect on exploration and production activities offshore which ultimately affect the demand for our services. Capital expenditures of oil and gas companies are influenced by:

    o  the price of oil and gas and industry perception of future prices;

    o  the ability of the oil and gas industry to access capital;

    o  the cost of exploring for, producing and delivering oil and gas;

    o sale and expiration dates of offshore leases in the United States and abroad;

    o  discovery rates of new oil and gas reserves in offshore areas; and

    o  local and international political and economic conditions.

INSURANCE

     Our operations are subject to the inherent risks of offshore marine activity, including accidents resulting in the loss of life or property, environmental mishaps, mechanical failures and collisions. We insure against these risks at levels we believe are consistent with industry standards. We believe that our insurance should protect us against the cost of replacing any of our vessels that are lost and most often offshore risks. However, certain risks are either not insurable or insurance is available only at rates that are not economical. We cannot assure that any such insurance will be sufficient or effective under all circumstances or against all hazards to which we may be subject.

COMPETITION

     The offshore marine construction industry is highly competitive. Competition is influenced by such factors as price, availability and capability of equipment and personnel, and reputation and experience of management. Contracts for work in the Gulf of Mexico are typically awarded on a competitive bid basis one to three months prior to commencement of the project. Customers usually request bids from companies they believe are technically qualified to perform the project. Our marketing staff contacts offshore operators known to have projects scheduled, to ensure an opportunity to bid for these projects. Although we believe customers consider, among other things, the availability and technical capabilities of equipment and personnel, the condition of equipment and the efficiency and safety record of the contractor, price is the primary factor in determining which qualified contractor is awarded the contract. Because of the lower degree of complexity and capital costs involved in shallow water marine construction activities, there are a number of companies with one or more pipelay barges capable of installing pipelines in shallow water. We currently compete in the Gulf in water depths of 200 feet or less primarily with Global Industries, Ltd. (Global Industries), Torch, Inc. and a few other smaller contractors. In projects in water depths of 200 feet or more, or where a higher degree of complexity is involved, competition generally is limited to Global Industries, J. Ray McDermott, S.A. (McDermott), and other international companies from time to time. We compete primarily with Global Industries, McDermott and Offshore Specialty Fabricators, Inc. for the installation and removal of production platforms. We believe that our reputation, experienced management and competitive pricing are key advantages.

     Internationally, the marine construction industry is dominated by a small number of major international construction companies and government owned or controlled companies that operate in specific areas or on a joint venture basis with one or more of the major international construction companies.

REGULATION

     Many aspects of the offshore marine construction industry are subject to extensive governmental regulation. Our United States operations are subject to the jurisdiction of the United States Coast Guard, the National Transportation Safety Board and the Customs Service, as well as private industry organizations such as the American Bureau of Shipping. The Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards, and the Customs Service is authorized to inspect vessels at will.

     We are required by various governmental and quasi-governmental agencies to obtain permits, licenses and certificates in connection with our operations. We believe that we have obtained or will be able to obtain, when required, all permits, licenses and certificates necessary to conduct our business.

     In addition, we depend on the demand for our services from the oil and gas industry and, therefore, our business is affected by laws and regulations, as well as changing taxes and policies relating to the oil and gas industry. In particular, the exploration and development of oil and gas properties located on the outer continental shelf of the United States is regulated primarily by the Minerals Management Service. The Minerals Management Service must approve and grant permits in connection with drilling and development plans submitted by oil and gas companies. Delays in the approval of plans and issuance of permits by the Minerals Management Service because of staffing, economic, environmental or other reasons could adversely affect our operations by limiting demand for services.

     Certain of our employees are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law. These laws make liability limits under state workers' compensation laws inapplicable and permit these employees to bring suit for job related injuries with generally no limits on our potential liability.

     Our operations are affected by numerous federal, state and local laws and regulations relating to protection of the environment, including the Outer Continental Shelf Lands Act, the Federal Water

Pollution Control Act of 1972 and the Oil Pollution Act of 1990. The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and compliance is becoming increasingly difficult and expensive. Certain environmental laws provide for "strict liability" for remediation of spills and releases of hazardous substances and some provide liability for damages to natural resources or threats to public health and safety. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. Our compliance with these laws and regulations has entailed certain changes in operating procedures and approximately $63,000 in expenditures in fiscal 1999 and $85,000 in 1998. It is possible that changes in the environmental laws and enforcement policies, or claims for damages to persons, property, natural resources or the environment could result in substantial costs and liabilities to Horizon. Our insurance policies provide liability coverage for sudden and accidental occurrences of pollution and/or clean-up and containment of the foregoing in amounts that we believe are comparable to policy limits carried by others in the offshore construction industry.

EMPLOYEES

     As of December 31, 1999, we had approximately 344 employees, including 257 operating personnel and 87 corporate, administrative and management personnel. These employees are not unionized or employed pursuant to any collective bargaining agreement or any similar agreement. We believe our relationship with our employees is good.

     Our ability to expand operations and meet increased demand for our services depends on our ability to increase the workforce. A significant increase in the wages paid by competing employers could result in a reduction in the skilled labor force, and/or increases in the wage rates paid. If either of these occurs to the extent that such wage increases could not be passed on to our customers, our growth and profitability could be impaired.

PROPERTIES

     Our corporate headquarters is located in Houston, Texas, in approximately 46,000 square feet of leased space under a four-year lease which expires in 2001.

     In December 1997, we acquired approximately 23 acres with approximately 6,000 feet of waterfront on a peninsula in Sabine Lake near Port Arthur, Texas with direct access to the Gulf. The facility has more than 3,000 feet of deepwater access for docking barges and vessels. This facility serves as a marine support base and as a storage facility for marine structures that may be salvaged by our marine fleet.

CAUTIONARY STATEMENT

     Certain statements made in this Annual Report that are not historical facts are intended to be "forward-looking statements". Such forward-looking statements may include statements that relate to:

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

         o dependence on the continued strong working relationships with significant customers operating in the Gulf;

         o  seasonality of the offshore construction industry in the Gulf;

         o  the need for additional financing;

         o  contract bidding risks;

         o  percentage-of-completion accounting;

         o continued active participation of our executive officers and key operating personnel;

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

     A more detailed discussion of the foregoing factors follows:

INDUSTRY VOLATILITY MAY ADVERSELY AFFECT RESULTS OF OPERATIONS

     The demand for our services depends on the level of capital expenditures by oil and gas companies for developmental construction. As a result, the cyclical nature of the oil and gas industry has a significant effect on our revenues and profitability. Historically, prices of oil and gas, as well as the level of exploration and developmental activity, have fluctuated substantially. Any significant decline in the worldwide demand for oil and gas, or prolonged low oil or gas prices in the future, will likely depress development activity. We are unable to predict future oil and gas prices or the level of oil and gas industry activity. A prolonged low level of activity in offshore drilling and exploration will adversely affect our revenues and profitability.

RAPID GROWTH AND GROWTH STRATEGY INVOLVE RISKS

     We have grown rapidly both through internal growth and acquisitions of additional barges and vessels. Future acquisitions of other complementary businesses and marine equipment are key elements of our growth strategy. If we are unable to purchase additional equipment or other vessels on favorable financial or other terms or to manage acquired businesses or vessels, this could adversely affect our revenues and profitability. We cannot assure you that we will be able to identify or acquire equipment or businesses. In addition, any such future acquisitions may involve potential delays and increased costs. If we acquire new vessels, we may need to upgrade or refurbish the vessels. If we experience delays or cost increases in upgrading or refurbishing the vessels, our operating results will be negatively affected.

OPERATING HAZARDS MAY INCREASE OPERATING COSTS; LIMITED INSURANCE COVERAGE

     Offshore construction involves a high degree of operational risk. Risks of vessels capsizing, sinking, grounding, colliding and sustaining damage from severe weather conditions are inherent in offshore operations. These hazards may cause significant personal injury or property damage, environmental damage, and suspension of operations. In addition, we may be named as a defendant in lawsuits involving potentially large claims as a result of such occurrences. We maintain what we believe is prudent insurance protection. However, we cannot assure that our insurance will be sufficient or effective under all circumstances. A successful claim for which we are not fully insured may have a material adverse effect on our revenues and profitability.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY

     Our business is highly competitive because construction companies operating offshore compete vigorously for available projects, which are typically awarded on a competitive bid basis. In addition, marine construction vessels have few alternative uses and high maintenance costs, whether they are operating or not. As a result, some companies may bid contracts at rates below our rates in order to cover their variable operating expenses and contribute to their fixed operating expenses. This may adversely affect the number of contracts that are awarded to us.

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

WE DEPEND ON KEY PERSONNEL

     Our success depends on, among other things, the continued active participation of our executive officers and certain of our other key operating personnel. Our officers and personnel have extensive experience in the marine construction industry, both domestic and internationally. The loss of the services of any one of these persons could impact adversely our ability to implement our expansion strategy.

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

     We depend on demand for our services from the oil and gas industry, and this demand may be affected by changing tax laws and oil and gas regulations. As a result, the adoption of laws which curtail oil and gas production in our areas of operation may adversely affect us. We cannot determine to what extent our operations may be affected by any new regulations or changes in existing regulations.

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

RISK OF JOINT VENTURE OPERATIONS

     We believe that we will conduct many of our international operations through joint ventures, jointly managed by us and the joint venture partner. Our joint venture with DSND and the operating vessels made available to us will operate in the Gulf of Mexico, offshore Mexico and Canada, and in the Caribbean. Under its terms, we do not have the ability to control the business and affairs of the joint venture. We anticipate entering into additional joint ventures with other entities if we expand into other international market areas. We cannot assure that we will undertake such joint ventures or, if undertaken, that such joint ventures will be successful.

ITEM 3.  LEGAL PROCEEDINGS

     We are involved in various routine legal proceedings primarily involving claims for personal injury under the Jones Act and general maritime laws which we believe are incidental to the conduct of our business. We believe that none of these proceedings, if adversely determined, would have a material adverse effect on our business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the names, ages and offices held by our executive officers as of March 27, 2000.

                  NAME                     AGE                  POSITIONS WITH THE COMPANY
----------------------------------------   ---    ------------------------------------------------------
Bill J. Lam.............................   33     President, Chief Executive Officer and Director
R. Clay Etheridge.......................   45     Executive Vice President and Chief Operating Officer
David W. Sharp..........................   46     Executive Vice President and Chief Financial Officer
James K. Cole...........................   53     Senior Vice President

     Executive officers are appointed by our board of directors, subject to rights under employment agreements.

     BILL J. LAM is our President, Chief Executive Officer and a Director. Mr. Lam has been Chief Executive Officer and a Director since December 1997. From July 1997 to November 1997 he was Vice President -- Operations. Prior to being employed by us, Mr. Lam held various supervisory positions for the following marine construction services companies: Lowe Offshore, Inc. (from January 1997 to July 1997), McDermott (from January 1995 to January 1997) and OPI International, Inc. (from August 1990 to January 1995). Mr. Lam graduated from Texas A&M University in 1990 with a B.A. degree in economics.

     R. CLAY ETHERIDGE is our Executive Vice President and Chief Operating Officer. Prior to joining us, Mr. Etheridge served as Vice President of International Operations for Global Industries. Mr. Etheridge has held executive management positions with McDermott in southeast Asia, and OPI International, with responsibility for Gulf of Mexico and West African operations, and served as project manager for Heerema Marine Contractors. He received a B.S. degree in civil engineering from the University of Mississippi in 1977.

     DAVID W. SHARP is our Executive Vice President and Chief Financial Officer and has held those positions since December 1997. From October 1996 to November 1997, Mr. Sharp was Vice President -- Finance. He held various positions from January 1995 to October 1996 with McDermott, including world-wide project leader for the implementation of accounting and financial systems. He was controller -- Atlantic division and director of management information of OPI International from November 1990 to January 1995. Mr. Sharp is a certified public accountant and graduated from the University of Texas in 1975 with a B.B.A. degree in business management.

     JAMES K. COLE is our Senior Vice President and has held that position since December 1997. From November 1996 to November 1997, Mr. Cole was Vice
President -- Human Resources and Risk Management. He was manager of corporate safety and health of McDermott from January 1995 to September 1996 and director of corporate health, safety and environment for OPI International from April 1991 to January 1995. Mr. Cole graduated from Louisiana State University (New Orleans) in 1973 with a B.A. degree in English. He served in the United States Army from 1967 to 1969. On the advice of counsel, Mr. Cole filed a voluntary petition for personal bankruptcy in July 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock, $1.00 par value, is traded on the Nasdaq National Market under the symbol "HOFF". At March 15, 2000, we had approximately 40 holders of record of the common stock.

     The following table sets forth the high and low closing bid prices per share of our common stock, as reported by the Nasdaq National Market, for each fiscal quarter since trading began on April 2, 1998.


                                          LOW       HIGH
                                       ---------  ---------
2000:
     First Quarter (through March 15,
       2000).........................  $    4.94  $    9.19
1999:
     Fourth Quarter..................  $    4.63  $    7.78
     Third Quarter...................  $    7.00  $    9.44
     Second Quarter..................  $    6.19  $    8.31
     First Quarter...................  $    4.50  $    7.44
1998:
     Fourth Quarter..................  $    4.25  $    8.16
     Third Quarter...................  $    5.00  $   11.87
     Second Quarter (commencing April
       2, 1998)......................  $    9.81  $   16.88


     We intend to retain earnings, if any, to meet working capital requirements and to finance our future growth. We do not plan to declare or pay cash dividends to holders of the common stock in the foreseeable future. In addition, we are prohibited from making distributions to stockholders under the terms of our debt agreements.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for the periods ended December 31, 1999, 1998, 1997 and 1996 are derived from our audited financial statements. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included in this Annual Report.

                                                  YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------
                                          1999        1998        1997      1996(1)
                                       ----------  ----------  ----------  ----------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Contract revenues....................  $   89,015  $  119,802  $   36,144  $   14,088
Costs of contract revenues...........      72,181      91,961      30,104      21,616
                                       ----------  ----------  ----------  ----------
     Gross profit (loss).............      16,834      27,841       6,040      (7,528)
Selling, general and administrative
  expenses...........................       9,043       8,120       2,788       2,047
                                       ----------  ----------  ----------  ----------
     Operating income (loss).........       7,791      19,721       3,252      (9,575)
Other:
     Interest expense................      (5,759)     (3,000)     (1,703)     (1,662)
     Gain on sale of asset...........          10          20         614          --
     Interest income and other.......         638         204         113          40
                                       ----------  ----------  ----------  ----------
Net income (loss) before income
  taxes..............................       2,680      16,945       2,276     (11,197)
Provision (benefit) for income
  taxes..............................       1,001       4,485          --      (1,617)
                                       ----------  ----------  ----------  ----------
Net income (loss)....................  $    1,679  $   12,460  $    2,276  $   (9,580)
                                       ----------  ----------  ----------  ----------
Net income (loss) per share..........  $     0.09  $     0.69  $     0.17  $    (0.70)
                                       ==========  ==========  ==========  ==========
STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in)
  operating activities...............  $   15,705  $   10,481  $    3,491  $   (9,568)
Net cash used in investing
  activities.........................     (26,475)    (79,267)    (28,306)    (25,916)
Net cash provided by financing
  activities.........................       9,238      75,589      25,011      38,134
OTHER NON-GAAP FINANCIAL DATA:
EBITDA(2)............................  $   16,013  $   24,393  $    4,981  $   (8,820)
OTHER FINANCIAL DATA:
Depreciation and amortization........  $    7,574  $    4,448  $    1,002  $      715
Capital expenditures.................      24,396      95,725      38,267      29,999

                                            DECEMBER 31,
                                       ----------------------
                                          1999        1998
                                       ----------  ----------
BALANCE SHEET DATA:
Working capital......................  $    3,978  $   12,661
Property and equipment, net..........     163,353     145,680
Total assets.........................     202,401     193,669
Long-term debt, net of current
  maturities.........................      68,986      62,268
Stockholders' equity.................      97,100      94,460


------------

(1) Results are from inception (December 20, 1995) through December 31, 1996.

(2) We calculate EBITDA as earnings before interest expense, income taxes, depreciation and amortization. EBITDA is a supplemental financial measurement we use to evaluate our business. We believe that EBITDA provides supplemental information about our ability to meet future requirements for debt service, capital expenditures and working capital. It is not intended to depict funds available for reinvestment or other discretionary uses. We believe factors that should be considered by investors in evaluating EBITDA include, but are not limited to, trends in EBITDA as compared to cash flow from operations, debt service requirements and capital expenditures. Our measurement of EBITDA may not be comparable to EBITDA as calculated by other companies. Further, you should not consider EBITDA in isolation as an alternative to, or more meaningful than, net income, cash flow provided by operations or any other measure of performance determined in accordance with generally accepted accounting principles as an indicator of our profitability or liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ from those expressed or implied by the forward-looking statements. See "Cautionary Statement."

GENERAL

     We provide marine construction services to the oil and gas industry primarily in the Gulf of Mexico and selected international locations. Our marine fleet installs pipelines to transport oil and gas from newly installed production platforms and other subsea production systems, and installs and salvages production platforms and other marine structures.

     Our present management team assumed its current role in July 1997 and has aggressively expanded Horizon's operations. This management team has assembled a fleet of eleven vessels capable of providing a full range of pipeline and derrick services in varying water depths. We currently operate ten of these vessels, consisting of five pipelay/pipebury barges, a dedicated pipebury barge, two derrick barges and two diving support vessels.

     We acquired two vessels in 1999 to expand our services. The BRAZOS HORIZON, a 210-foot, pipelay/pipebury barge was purchased in April 1999 for $5.8 million, which consisted of $4.8 million in cash and 133,300 shares of common stock, with a fair value of $1.0 million. Treasury stock was reissued in this transaction.

     In May 1998, we acquired THE PACIFIC HORIZON, a 350-foot pipebury barge. We reconfigured the PACIFIC HORIZON as a derrick barge by removing the pipebury equipment and installing an 800-ton revolving crane. The PACIFIC HORIZON was available for operations in March 1999. The crane was upgraded to a lift capacity from 800 tons to 1,000 tons in March 2000.

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

     Factors affecting our profitability include competition, equipment and labor productivity, contract estimating, weather conditions and the other risks inherent in marine construction. The marine construction industry in the Gulf is highly seasonal as a result of weather conditions with the greatest demand for these services occurring during the second and third calendar quarters of the year. Full year results are not a direct multiple of any quarter or combination of quarters because of this seasonality.

     A prolonged weakness in energy prices or a prolonged period of lower levels of offshore drilling and exploration could adversely affect future revenues and profitability. In 1999, we experienced a decline in demand for marine construction services in the Gulf, as oil and gas companies reduced their levels of capital expenditures.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

RESULTS OF OPERATIONS

  CONTRACT REVENUES.

     Contract revenues were $89.0 million for 1999 compared with $119.8 million for 1998. Revenues for 1999 decreased due to reduced demand for offshore construction services. We operated ten vessels in 1999, compared to eight vessels operating in December 1998. We laid 190 miles and buried 155 miles of pipe of various diameters and in various water depths in the Gulf during 1999, compared to approximately 220 miles laid and 210 miles buried in 1998. We recognized $3.2 million in revenues in 1999 and $4.9 million in 1998 for the STEPHANITURM charter to DSND.

  GROSS PROFIT.

     Gross profit was $16.8 million (18.9% of contract revenues) for 1999 as compared with a gross profit of $27.8 million (23.2% of contract revenues) for 1998. Lower gross profit for 1999 was primarily attributable to the lower level of offshore construction and the intense price competition for pipeline projects. We recognized gross profit of $2.0 million in 1999 and $4.1 million in 1998 from the STEPHANITURM charter to DSND.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

     Selling, general and administrative expenses increased to $9.0 million (10.1% of contract revenues) for 1999 from $8.1 million (6.8% of contract revenues) for 1998, primarily due to expenses associated with our fleet expansion. The percentage increase was primarily due to the decrease in revenues while selling general and administrative expenses increased.

  INTEREST EXPENSE.

     Interest expense was $5.8 million, net of $0.8 million interest capitalized for 1999, compared with interest expense of $3.0 million, net of $1.3 million interest capitalized for 1998. Total outstanding debt was $79.3 million at December 31, 1999 compared to $69.9 million at year end 1998. The outstanding debt increased during 1999 as a result of increasing debt to fund vessel acquisitions and improvements.

  INTEREST INCOME AND OTHER.

     Interest income and other consisted of $480,000 of interest income, $127,000 of insurance proceeds and $31,000 of miscellaneous income for 1999. Interest income and other consisted of $187,000 of interest income and $17,000 of miscellaneous income for 1998.

  INCOME TAXES.

     We use the liability method of accounting for income taxes. We recorded a deferred federal income tax expense of $1.0 million, at a net effective rate of 37.4% on pre-tax income of $2.7 million in 1999. This compares with a total provision of $4.5 million for 1998 at a net effective rate of 26.5% due to operating loss carryforwards from previous years. As of December 31, 1999, we had net operating loss carryforwards of approximately $34.2 million which begin to expire in 2012. See Note 7 of the notes to the consolidated financial statements.

  NET INCOME.

     Net income was $1.7 million or $0.09 per share for the year ended December 31, 1999, compared to net income of $12.5 million or $0.69 per share for the year ended December 31, 1998. The reduction of net income is primarily the result of reduced demand for offshore construction in the Gulf during 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

RESULTS OF OPERATIONS

     The 1998 operating results are not comparable to 1997 results due to substantial growth in the size and operating capabilities of our fleet. The vessel acquisitions expanded our operating capabilities and increased the operating cost structure in 1998. The aggregate amount of selling, general and administrative expenses increased to support this growth.

  CONTRACT REVENUES.

     Contract revenues were $119.8 million for 1998 compared with $36.1 million for 1997. Revenues increased because we operated two vessels, the AMERICAN HORIZON and the CAJUN HORIZON, for the entire year in 1997 compared with eight vessels in operation by June 1998. All eight vessels were operational for the last six months of 1998. Severe weather conditions in the Gulf in the third quarter of 1998 caused construction and scheduling delays and adversely impacted equipment productivity and profit margins. We laid 220 miles and buried 210 miles of pipe of various diameters and in various water depths in the Gulf during 1998 compared with approximately 125 miles of pipe laid and buried in 1997. In 1998, we recognized $4.9 million in revenues from the charter hire of the STEPHANITURM to DSND.

  GROSS PROFIT.

     Gross profit was $27.8 million (23.2% of contract revenues) for 1998 as compared with a gross profit of $6.0 million (16.7% of contract revenues) for 1997. Higher revenues and gross profit for 1998 were primarily attributable to the increased number of vessels that were deployed during this period. In 1998, we recognized $4.1 million in gross profit from the STEPHANITURM charter to DSND.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

     Selling, general and administrative expenses increased to $8.1 million (6.8% of contract revenues) for 1998 from $2.8 million (7.7% of contract revenues) for 1997 primarily due to the addition of personnel and other expenses associated with the growth and fleet expansion. The percentage decrease was primarily due to the significant increase in revenues without a commensurate increase in selling, general and administrative expenses.

  INTEREST EXPENSE.

     Interest expense was $3.0 million, net of $1.3 million interest capitalized for 1998 and $1.7 million, net of $0.3 million interest capitalized for 1997. The total outstanding debt was $69.9 million at December 31, 1998, compared with $39.8 million at year end 1997. The outstanding debt increased significantly during the fourth quarter of 1997 and throughout 1998 as a result of the vessel acquisitions and improvements and the acquisition of the marine base in Port Arthur, Texas. The increase in indebtedness was partially offset by the repayment of $23.8 million of outstanding Subordinated Notes from the initial public offering proceeds.

  GAIN ON SALE OF ASSETS.

     In December 1998, we sold our marine base in Houma, Louisiana to an unaffiliated third party for $0.8 million in cash resulting in a $20,000 gain. In February 1997, we sold one of our vessels to an unaffiliated third party for $3.3 million in cash resulting in a $0.6 million gain.

  INCOME TAXES.

     Horizon uses the liability method of accounting for income taxes. We utilized net operating loss carryforwards that offset income taxes in 1997 and at least partially offset income taxes in 1998. We recorded federal income tax expense of $4.5 million, at a net effective rate of 26.5% on pre-tax income of $16.9 million in 1998. We did not have a valuation allowance at December 31, 1998 due to taxable income for 1998. For 1997, both pre-tax and net income were $2.3 million, as no income tax expense was recorded due to net operating loss carryforwards. A valuation allowance was established to offset the net deferred tax assets, including those related to carryforwards, to the extent they were not realizable through the sale of appreciated assets at December 31, 1997. See
Note 7 of the notes to the consolidated financial statements.

  NET INCOME.

     Net income was $12.5 million or $0.69 per share for the year ended December 31, 1998, compared with net income for 1997 of $2.3 million or $0.17 per share. The increase in net income is primarily the result of the significant increase in revenues and gross profit generated by our expanded fleet.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary liquidity needs are to fund acquisitions and improvements to the fleet necessary to expand operations and to provide working capital. Cash provided by operations was $15.7 million for 1999, $10.5 million for 1998 and $3.5 million for 1997. The improvement in cash provided by operations during 1999 was the result of a decline in working capital attributable to decreases in accounts receivable and costs in excess of billings. Horizon had working capital of $4.0 million at December 31, 1999 compared to working capital of $12.7 million at December 31, 1998. Reduced demand for offshore construction in 1999 caused revenues to decrease from $119.8 million in 1998 to $89.0 million in 1999, and caused a decline in working capital.

     In December 1998, Horizon entered into a term loan agreement with The CIT Group, Inc. providing for a $60 million term loan at a rate of LIBOR plus 2.65%. We initially borrowed $50 million in December 1998 and repaid the $36.4 million total outstanding debt balance under a prior credit facility with Den Norske Bank and a $7.6 million note payable to a subsidiary of one of our Principal Stockholders. During 1999, the term loan was amended to increase the amount that may be borrowed to $83.3 million, and we borrowed an additional $33.3 million. The outstanding balance of the term loan at December 31, 1999 was $76.3 million. The first advance of $50 million under the term loan is due in 84 monthly principal installments of $463,000, the second advance of $5 million is due in 84 monthly principal installments of $46,000, the third advance of $13.8 million is due in 84 monthly principal installments of $128,000, and the fourth advance of $14.5 million is due in 73 monthly installments of $154,490. The remaining principal balance is due at the end of the 84 months. The term loan is secured by mortgages on all owned vessels.

     We have a $30 million revolving credit facility with Wells Fargo Bank at LIBOR plus 2%. At December 31, 1999, we had $8.1 million in cash and no borrowings outstanding under the $30 million revolving credit facility. We had $9.9 million available based on the borrowing base calculation. Outstanding borrowings bear interest at LIBOR plus 2% and are secured by the accounts receivable from customers. The revolving credit facility matures on December 31, 2001.

     The term loan and revolving credit facility require that certain conditions be met in order for us to obtain advances. The term loan is secured by mortgages on all owned vessels. The revolving credit facility is secured by accounts receivable. Advances under the credit facility may be obtained in accordance with a borrowing base defined as a percentage of accounts receivable balances. Both the term loan and revolving credit facility contain customary defaults and require us to maintain certain financial ratios. The facilities also contain certain covenants that limit our ability to incur additional debt, pay dividends, create certain liens, sell assets and make capital expenditures.

     Capital expenditures during 1999 totaled $23.4 million compared with $79.3 million for 1998 and $31.9 million for 1997. We have expanded our fleet from two vessels at the beginning of 1997 to eleven vessels by the end of 1999. We have financed our vessel and property acquisitions and improvements through operating cash flow and borrowings.

     Planned capital expenditures for 2000 are estimated to be approximately $15.0 million to complete improvements to the existing fleet. Current maturities of long-term debt were $10.3 million as of December 31, 1999. We believe that cash generated from operations, together with available borrowings under our revolving credit facility, will be sufficient to fund the planned capital projects, debt payments and working capital requirements for 2000. Our strategy, however, is to make other acquisitions to expand our operating capabilities and expand into selected international areas. To the extent we are successful in identifying acquisition opportunities, we may require additional equity or debt financing depending on the size of any transaction.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements and supplementary data appear on pages F-1 through F-17 in this report and are incorporated herein by reference. See Index to consolidated financial statements on page 17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning our directors and executive officers called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2000 annual meeting of stockholders and is incorporated herein by reference. For additional information regarding executive officers, see "Executive Officers of the Registrant" of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning the compensation of the executive officers called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2000 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2000 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2000 annual meeting of stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following financial statements are filed as a part of this report:

          1.  Financial Statements


                                           PAGE
                                           ----
Report of Independent Public
  Accountants...........................   F-1
Consolidated Balance Sheets as of
  December 31, 1999 and 1998............   F-2
Consolidated Statements of Operations
  for the Years Ended December 31, 1999,
  1998 and 1997.........................   F-3
Consolidated Statements of Stockholders'
  Equity for the Years Ended December
  31, 1999, 1998 and 1997...............   F-4
Consolidated Statements of Cash Flows
  for the Years Ended December 31, 1999,
  1998 and 1997.........................   F-5
Notes to Consolidated Financial
  Statements............................   F-6

         2.  Financial Statement Schedules

         Other schedules have not been included because they are not applicable, immaterial or the information required has been included in the financial statements or notes thereto.

         3.  Exhibits

                 (a)  Exhibits

                 See Index to Exhibits on page E-1. The Company will furnish to any eligible stockholder, upon written request, a copy of any exhibit listed upon payment of a reasonable fee equal to our expenses in furnishing such exhibit.

                 (b)  Reports on Form 8-K:

                 On September 13, 1999, we filed a report on Form 8-K, reporting under Item 5, the appointment of R. Clay Etheridge as Executive Vice President and Chief Operating Officer.

                 On October 20, 1999, we filed a report on Form 8-K, reporting under Item 5, that James Devine had been named as Chairman of the Board.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Horizon Offshore, Inc.,

We have audited the accompanying consolidated balance sheets of Horizon Offshore, Inc. (a Delaware corporation), and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Horizon Offshore, Inc., and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
February 24, 2000

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                        DECEMBER 31,     DECEMBER 31,
                                            1999             1998
                                        ------------     ------------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......     $  8,117         $  9,649
     Accounts receivable --
          Contract receivables.......       16,675           24,281
          Costs in excess of
              billings...............        4,172            9,546
          Affiliated parties.........        3,086            1,350
     Income taxes receivable.........           --              481
     Inventory.......................        1,700               --
     Other current assets............        1,909              642
                                        ------------     ------------
               Total current
                   assets............       35,659           45,949
PROPERTY AND EQUIPMENT, net..........      163,353          145,680
OTHER ASSETS.........................        3,389            2,040
                                        ------------     ------------
                                          $202,401         $193,669
                                        ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable................     $  4,247         $  7,654
     Accrued liabilities.............        2,926            5,086
     Accrued job costs...............       13,332           10,334
     Billings in excess of costs.....          871            2,608
     Current maturities of long-term
      debt...........................       10,305            7,606
                                        ------------     ------------
               Total current
                   liabilities.......       31,681           33,288
LONG-TERM DEBT, net of current
  maturities.........................       68,986           62,268
DUE TO RELATED PARTIES...............           --               20
DEFERRED INCOME TAXES................        4,634            3,633
                                        ------------     ------------
               Total liabilities.....      105,301           99,209
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $1 par value,
      5,000,000 shares authorized,
      none issued and outstanding....           --               --
     Common stock, $1 par value,
      35,000,000 shares authorized,
      19,826,480 shares issued and
      outstanding....................        9,119            9,119
     Additional paid-in capital......       87,872           87,767
     Retained earnings...............        6,835            5,156
     Treasury stock, 1,025,500 and
      1,155,000 shares,
      respectively...................       (6,726)          (7,582)
                                        ------------     ------------
               Total stockholders'
                   equity............       97,100           94,460
                                        ------------     ------------
                                          $202,401         $193,669
                                        ============     ============


  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                     YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------
                                               1999            1998            1997
                                          --------------  --------------  --------------
CONTRACT REVENUES.......................  $       89,015  $      119,802  $       36,144
COST OF CONTRACT REVENUES...............          72,181          91,961          30,104
                                          --------------  --------------  --------------
     Gross profit.......................          16,834          27,841           6,040
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES..............................           9,043           8,120           2,788
                                          --------------  --------------  --------------
     Operating income...................           7,791          19,721           3,252
OTHER:
     Interest expense...................          (5,759)         (3,000)         (1,703)
     Gain on sale of assets.............              10              20             614
     Interest income and other..........             638             204             113
                                          --------------  --------------  --------------
NET INCOME BEFORE INCOME TAXES..........           2,680          16,945           2,276
PROVISION FOR INCOME TAXES..............           1,001           4,485              --
                                          --------------  --------------  --------------
NET INCOME..............................  $        1,679  $       12,460  $        2,276
                                          ==============  ==============  ==============
NET INCOME PER SHARE -- BASIC AND
  DILUTED...............................  $         0.09  $         0.69  $         0.17
                                          ==============  ==============  ==============
WEIGHTED AVERAGE SHARES USED IN
  COMPUTING NET INCOME PER
  SHARE -- BASIC AND DILUTED............      18,820,646      18,114,393      13,777,207

  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          COMMON STOCK          COMMON        ADDITIONAL     RETAINED       TREASURY STOCK
                                       ------------------        STOCK          PAID-IN      EARNINGS     ------------------
                                       SHARES     AMOUNT     SUBSCRIPTION       CAPITAL      (DEFICIT)    SHARES     AMOUNT
                                       -------    -------    -------------    -----------    ---------    -------    -------
BALANCE, December 31, 1996...........  11,000     $3,030         $  --          $    --       $(9,580)        --     $   --
    Contribution of stockholders'
      debt to additional paid-in
      capital........................      --         --            --           21,000            --         --         --
    Contribution related to sales of
      assets to related party, net of
      tax effect of $1,631...........      --         --            --            3,170            --         --         --
    Exercise of stock warrants at
      $.004 per share................   2,750         13            --               --            --         --         --
    Subscription for common stock at
      $2.91 per share................     326        326          (950)             624            --         --         --
    Contribution related to
      litigation settlement paid by a
      Principal Stockholder..........      --         --            --              150            --         --         --
    Net income.......................      --         --            --               --         2,276         --         --
                                       -------    -------    -------------    -----------    ---------    -------    -------
BALANCE, December 31, 1997...........  14,076      3,369          (950)          24,944        (7,304)        --         --
    Subscriptions received for common
      stock at $2.91 per share.......      --         --           950               --            --         --         --
    Initial public offering of common
      stock, net of offering costs...   5,750      5,750            --           62,823            --         --         --
    Purchase of treasury stock, at
      cost...........................      --         --            --               --            --      1,155     (7,582)
    Net income.......................      --         --            --               --        12,460         --         --
                                       -------    -------    -------------    -----------    ---------    -------    -------
BALANCE, December 31, 1998...........  19,826      9,119            --           87,767         5,156      1,155     (7,582)
    Purchase of treasury stock, at
      cost...........................      --         --            --               --            --          3        (18)
    Issuance of treasury stock to
      purchase assets................      --         --            --              125            --       (133)       874
    Stock registration costs.........      --         --            --              (20)           --         --         --
    Net income.......................      --         --            --               --         1,679         --         --
                                       -------    -------    -------------    -----------    ---------    -------    -------
BALANCE, December 31, 1999...........  19,826     $9,119         $  --          $87,872       $ 6,835      1,025     $(6,726)
                                       =======    =======    =============    ===========    =========    =======    =======

                                           TOTAL
                                       STOCKHOLDERS'
                                          EQUITY
                                         (DEFICIT)
                                       -------------
BALANCE, December 31, 1996...........     $(6,550)
    Contribution of stockholders'
      debt to additional paid-in
      capital........................      21,000
    Contribution related to sales of
      assets to related party, net of
      tax effect of $1,631...........       3,170
    Exercise of stock warrants at
      $.004 per share................          13
    Subscription for common stock at
      $2.91 per share................          --
    Contribution related to
      litigation settlement paid by a
      Principal Stockholder..........         150
    Net income.......................       2,276
                                       -------------
BALANCE, December 31, 1997...........      20,059
    Subscriptions received for common
      stock at $2.91 per share.......         950
    Initial public offering of common
      stock, net of offering costs...      68,573
    Purchase of treasury stock, at
      cost...........................      (7,582)
    Net income.......................      12,460
                                       -------------
BALANCE, December 31, 1998...........      94,460
    Purchase of treasury stock, at
      cost...........................         (18)
    Issuance of treasury stock to
      purchase assets................         999
    Stock registration costs.........         (20)
    Net income.......................       1,679
                                       -------------
BALANCE, December 31, 1999...........     $97,100
                                       =============


  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                              YEAR ENDED DECEMBER 31,
                                          -------------------------------
                                            1999       1998       1997
                                          ---------  ---------  ---------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income..........................  $   1,679  $  12,460  $   2,276
    Adjustments to reconcile net income
      to net cash provided by operating
      activities
         Depreciation and
           amortization.................      7,574      4,448      1,002
         Deferred income taxes..........      1,001      3,770       (137)
         Gain on sale of assets.........        (10)       (20)      (614)
         Amortization of deferred
           interest.....................        733         --         --
         Changes in operating assets and
           liabilities --
             Accounts receivable........      5,870    (15,889)    (6,567)
             Income taxes receivable....        481       (481)        --
             Costs in excess of
               billings.................      5,374     (6,588)      (213)
             Billings in excess of
               costs....................     (1,737)     2,460        148
             Inventory..................     (1,700)        --         --
             Other assets...............       (971)       179       (713)
             Accounts payable...........     (3,407)     3,509      2,871
             Accrued liabilities........     (2,160)     2,546      1,656
             Accrued job costs..........      2,998      4,833      2,376
             Accrued interest...........         --       (681)     1,321
             Due to related parties.....        (20)        20         --
             Income taxes payable.......         --        (85)        85
                                          ---------  ---------  ---------
                  Net cash provided by
                    operating
                    activities..........     15,705     10,481      3,491
CASH FLOW FROM INVESTING ACTIVITIES:
    Purchases and additions to
      equipment.........................    (23,397)   (79,255)   (31,883)
    Drydock costs.......................     (3,078)      (777)        --
    Purchase of other assets............         --         --         --
    Proceeds from sale of assets........         --        765      3,577
                                          ---------  ---------  ---------
                  Net cash used in
                    investing
                    activities..........    (26,475)   (79,267)   (28,306)
CASH FLOW FROM FINANCING ACTIVITIES:
    Borrowings under notes payable and
      long-term debt....................     33,300    123,865     30,441
    Loan fees...........................       (161)      (629)        --
    Principal payments on long-term
      debt..............................    (23,883)  (109,588)    (5,593)
    Issuance of common stock............         --        950         13
    Capital contribution related to
      legal settlement..................         --         --        150
    Initial public offering proceeds,
      net...............................         --     68,573         --
    Purchase of treasury stock..........        (18)    (7,582)        --
                                          ---------  ---------  ---------
                  Net cash provided by
                  financing
                  activities............      9,238     75,589     25,011
                                          ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...........................     (1,532)     6,803        196
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR...............................      9,649      2,846      2,650
                                          ---------  ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR..................................  $   8,117  $   9,649  $   2,846
                                          =========  =========  =========
SUPPLEMENTAL DISCLOSURES:
    Cash paid for interest..............  $   5,864  $   4,789  $     107
    Cash paid for income taxes..........  $      --  $   1,218  $      --
    Non-cash investing and financing
      activities:
         Purchase and additions to
           equipment with the issuance
           of notes payable.............  $      --  $  16,470  $   6,384
         Purchase and additions to
           equipment with the issuance
           of treasury stock............  $     999  $      --  $      --
         Gain on sale of assets to
           related party reflected as a
           capital contribution, net of
           tax effect of $1,631.........  $      --  $      --  $   3,170


  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  ORGANIZATION

     Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (Horizon), provide offshore construction services to the oil and gas industry. These services generally consist of laying and burying marine pipelines for the transportation of oil and gas. Work is performed primarily on a fixed-price or day-rate basis or a combination thereof.

     Horizon, which was incorporated on December 20, 1995, did not commence operations until March 1996 and until December 1997 was wholly owned by Elliott Associates, L.P. and Westgate International, L.P. (the Principal Stockholders). The Principal Stockholders funded substantially all of Horizon's cash requirements from inception through April 1998, including operating activities, working capital requirements and capital expenditures for the acquisition and improvement of assets and equipment. These advances were represented by promissory notes bearing interest at the rate of 10% per annum.

     In 1997, Horizon was recapitalized through a series of transactions. The Principal Stockholders contributed $21 million of the principal indebtedness and accrued interest to additional paid-in capital. We issued 10% Subordinated Notes due December 31, 2005 (Subordinated Notes) to the Principal Stockholders to evidence the remaining outstanding indebtedness and to provide for any future advances in an aggregate amount not to exceed $24 million. Additionally, we issued a warrant to a Principal Stockholder to purchase 2,750,000 shares at $.004 per share, which approximated fair value at the date of the transaction. The warrant was exercised in December 1997. In 1997, we sold three boats, a tugboat and certain equipment to affiliated entities of the Principal Stockholders for a purchase price of $12.7 million. We used $12.0 million of the proceeds to reduce the Subordinated Notes. We accounted for the $3.2 million gain on the sale, net of taxes of approximately $1.6 million, as a capital contribution.

     In April 1998, we completed an initial public offering (the Offering) of 5,750,000 shares of common stock at $13.00 per share and received $68.6 million, net of $6.2 million of underwriting commissions and discounts and expenses. We used the net proceeds of the Offering to repay $23.8 million of outstanding Subordinated Notes and to acquire the STEPHANITURM, a 230-foot diving support vessel, for $18.3 million. The remaining Offering proceeds were used to expand our fleet.

  DSND TRANSACTION

     In December 1997, Det Sondenfjelds-Norske Dampskibsselskab ASA (DSND) acquired 4,125,000 shares of our common stock from the Principal Stockholders. On August 13, 1999, DSND sold all of its shares of Horizon common stock in the public market and is no longer a stockholder. Upon completion of the Offering in April 1998, DSND sold the STEPHANITURM, a dynamically positioned diving support vessel, to us. In addition, we obtained a 30% interest in a joint venture (the DSND Horizon Joint Venture) formed to operate a reel pipelaying vessel in the Gulf, offshore Mexico, Canada, and in the Caribbean. Horizon and DSND are required to fund cash requirements for operating activities in proportion to their equity ownership. We recognized equity in losses of the DSND Horizon Joint Venture of $(12,000) and $(158,000) and made contributions of $39,000 and $138,000 during 1999 and 1998, respectively. We earned $63,000 during 1999 and $127,000 during 1998 from administrative fees billed to the DSND Horizon Joint Venture. The DSND Horizon Joint Venture will also have access to DSND's other deepwater pipelaying vessels on terms to be agreed for any deepwater pipelaying projects that may be obtained by the DSND Horizon Joint Venture.

  BUSINESS RISKS

     Our level of activity depends largely on the condition of the oil and gas industry and, in particular, the level of capital expenditures by oil and gas companies for developmental construction. These expenditures are influenced by prevailing oil and gas prices, expectations about future demand and prices, the cost of

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

exploring for, producing and developing oil and gas reserves, the discovery rates of new oil and gas reserves, sale and expiration dates of offshore leases in the United States and abroad, political and economic conditions, governmental regulations and the availability and cost of capital. Historically, oil and gas prices and the level of exploration and development activity have fluctuated substantially, impacting the demand for pipeline and marine construction services.

     A prolonged weakness in energy prices or a prolonged period of lower levels of offshore drilling and exploration could adversely affect our future revenues and profitability. We experienced a decline in demand for marine construction services in the Gulf during 1999. As oil prices began to improve at mid-year 1999, drilling activity began to increase. Our operating results are directly tied to industry demand for our services, most of which are performed in the outer continental shelf in the Gulf. If the recent increase in oil and gas prices and drilling levels are sustained, we expect demand for our services to increase.

     Factors affecting our profitability include competition, equipment and labor productivity, contract estimating, weather conditions and the other risks inherent in marine construction. The marine construction industry in the Gulf is highly seasonal as a result of weather conditions with the greatest demand for these services occurring during the second and third quarters of the year. Full year results are not a direct multiple of any quarter or combination of quarters because of this seasonality.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Horizon and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

  REVENUE RECOGNITION

     Contract revenues are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to the total estimated costs for each contract. We consider the percentage-of-completion method to be the best available measure of progress on these contracts. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The asset "Costs in excess of billings" represents revenues recognized in excess of amounts billed. The liability "Billings in excess of costs" represents amounts billed in excess of revenues recognized.

  COST RECOGNITION

     Costs of contract revenues include all direct material and labor costs and certain indirect costs, which are allocated to contracts based on utilization, such as supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred.

  INTEREST CAPITALIZATION

     Interest is capitalized on the average amount of accumulated expenditures for equipment that has been purchased and is undergoing major modifications prior to being placed into service. Interest is capitalized until the equipment is placed into service using an effective rate based on related debt. Interest expense is net of interest capitalized in the amount of $0.8 million in 1999, $1.3 million in 1998 and $0.3 million in 1997.

  INVENTORY

     Inventory consists of structures held for resale from derrick salvage services. Inventory is reported as the lower of cost or market value. Horizon periodically assesses the net realizable value of its inventory items.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin No. 98, nominal issuances of common and common equivalent shares during the 12 months immediately preceding the initial filing of the Registration Statement relating to the Offering have been included in the calculation of the shares used in computing earnings per share (for the periods prior to the completion of the Offering) as if these shares were outstanding for such periods. The nominal issuances relate to the warrant issued in conjunction with our recapitalization in 1997.

  CASH AND CASH EQUIVALENTS

     We consider all cash in banks and highly liquid investments with original maturity dates of three months or less to be cash equivalents.

  PROPERTY AND EQUIPMENT

     Equipment is carried at cost. Depreciation is provided using the straight-line method based on the following estimated useful lives:


Barges, boats and related
  equipment..........................    15 to 18 years
Buildings............................          15 years
Machinery and equipment..............           8 years
Office furniture and equipment.......           5 years
Leasehold improvements...............           3 years


     Effective July 1, 1999, we changed the estimated salvage value on certain of our barges and vessels from zero to 10% to more accurately reflect our estimate of the value of the assets at the end of their estimated useful lives. The change is treated as an accounting estimate change. For the year ended December 31, 1999, the change had the effect of reducing depreciation expense by $0.4 million and increasing net income by $0.2 million or $0.01 per share -- basic and diluted.

     On January 1, 2000, we changed depreciation methods from the straight-line method to the units-of-production method on our major barges and vessels. Depreciation expense calculated under the units-of-production method may be different than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than the greater of 25% of annual straight-line depreciation, and the cumulative depreciation based on utilization of each vessel will not be less than or 50% of cumulative straight-line depreciation.

     Major additions and improvements to barges, boats and related equipment are capitalized over the useful life of the vessel. Maintenance and repairs are expensed as incurred. When equipment is sold or otherwise disposed of, the cost of the equipment and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

     In 1996, we adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes the recognition and measurement standards related to the impairment of long-lived assets. We periodically assess the realizability of our long-

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

term assets pursuant to the provisions of SFAS No. 121. Based on our analysis of the undiscounted future cash flows for our long-term assets, no impairments have been recognized under SFAS No. 121.

  OTHER LONG-TERM ASSETS

     Other assets consist principally of prepaid loan fees, deferred dry-dock cost, deferred interest and deposits. Deferred interest was imputed at 10% on aggregate non-interest bearing debt of $3.0 million and $5.1 million at December 31, 1999 and 1998, respectively, and will be amortized over the life of the debt agreements using the effective interest rate method. Deposits consist of a security deposit on the corporate office lease as of December 31, 1999. Loan fees paid in connection with the loan facilities (See Note 6) will be amortized over the term of the loans.

     Dry-dock costs are third-party costs associated with scheduled maintenance on the marine construction vessels. Costs incurred in connection with dry-dockings are deferred and amortized over the period to the next scheduled dry-docking. Other current assets includes the portion of these deferred charges expected to be amortized during the next twelve month period, with the residual balance in other assets.

     Other long-term assets consist of the following (in thousands):


                                           DECEMBER 31
                                       --------------------
                                         1999       1998
                                       ---------  ---------
Deposits.............................  $     114  $     114
Deferred dry-dock costs..............      2,779        733
Deferred interest expense............         47        242
Prepaid loan fees....................        379        951
Other................................         70         --
                                       ---------  ---------
                                       $   3,389  $   2,040
                                       =========  =========

  FEDERAL INCOME TAXES

     We use the liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We review all significant estimates on a recurring basis and record the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates are inherent in the preparation of financial statements.

  SEGMENT INFORMATION

     In 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," was issued and requires companies to report financial and descriptive information about their reportable operating segments. We have domestic operations in one industry segment, the marine construction service

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

industry to offshore oil and gas companies. We had one major oil and gas customer whose revenues accounted for 31% of consolidated revenues in 1999. Our revenues do not depend on any one customer. The level of construction services required by a customer depends on the size of their capital expenditure budget for construction for the year. Consequently, customers that account for a significant portion of contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years. Based upon our interpretation of these requirements, Horizon does not have more than one reportable operating segment.

2.  ACCOUNTS RECEIVABLE:

     Contract receivables are generally billed upon the completion of small contracts and are progressed billed on larger contracts. Costs in excess of billings solely represent costs incurred on jobs in process. Claims for extra work and changes in scope of work are included in revenues when collection is determined to be probable.

     We have not experienced material losses from uncollected receivables. Our principal customers are major and independent oil and gas companies and their affiliates. The concentration of customers in the energy industry may impact our overall credit exposure, either positively or negatively, since these customers may be similarly affected by changes in economic or other conditions. However, management believes that the diversification of our portfolio of receivables within the energy industry reduces any potential credit risk associated with any particular customer.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following (in thousands):


                                               DECEMBER 31,
                                          ----------------------
                                             1999        1998
                                          ----------  ----------
Barges, boats and related equipment.....  $  165,266  $  141,436
Land and buildings......................       7,586       7,084
Machinery and equipment.................         245         245
Office furniture and equipment..........       1,292       1,121
Leasehold improvements..................       1,409       1,330
                                          ----------  ----------
                                             175,798     151,216
Less -- Accumulated depreciation........     (12,445)     (5,536)
                                          ----------  ----------
Property and equipment, net.............  $  163,353  $  145,680
                                          ==========  ==========
Depreciation expense is included in the
  following expense accounts:
     Costs of contract revenues.........  $    6,366  $    3,919
     Selling, general and
       administrative...................         543         421
                                          ----------  ----------
                                          $    6,909  $    4,340
                                          ==========  ==========


4.  ACQUISITION OF ASSETS:

     The purchase and improvement costs relating to the fleet totaled $24.4 million in 1999 and $95.7 million in 1998. We acquired a facility near Port Arthur, Texas in December 1997 for $3.2 million as our primary marine base and storage facility for marine structures and made improvements of $0.5 million in 1999 and $3.9 million in 1998, for a total cost of $7.6 million at December 31, 1999.

     The STEPHANITURM, a 230-foot dynamically positioned diving support vessel, was acquired for $18.3 million in April 1998 with Offering proceeds and was chartered to DSND until December 31, 1999. We recognized $3.2 million in revenues and $2.0 million in gross profit during 1999 and $4.9 million in

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


revenues and $4.1 million in gross profit during 1998 related to this charter. The STEPHANITURM is currently on a two-year charter in the North Sea with an unrelated subsea contractor.

     In May 1998, we acquired the PACIFIC HORIZON, a 350-foot pipebury barge, which was reconfigured as a derrick barge for a total cost of $23.4 million at December 31, 1999. Improvements totaled $3.2 million in 1999. The PACIFIC HORIZON was placed into service in March 1999. This vessel was upgraded from an 800 ton lift capacity to a 1,000 ton lift capacity in March 2000.

     The ATLANTIC HORIZON, a derrick barge, was acquired for $16.4 million in 1998 under a lease purchase arrangement, and we acquired title to the vessel by exercising the purchase option in November 1999. The BRAZOS HORIZON, a pipelay/pipebury barge, was acquired in April 1999 for $5.8 million, which included the issuance of 133,300 shares of treasury stock with a fair value of $1.0 million.

5.  DISPOSITION OF ASSETS:

     We sold the marine base in Louisiana in December 1998 for $0.8 million in cash and recognized a $20,000 gain on the sale.

     As discussed in Note 1, three boats and certain equipment were sold to affiliated entities owned by the Principal Stockholders for $12.7 million in 1997. We used $12.0 million of the sales proceeds to repay a portion of the Principal Stockholders' debt. We accounted for the $3.2 million gain on the sale, net of taxes of approximately $1.6 million, as a capital contribution.

6.  NOTES PAYABLE (IN THOUSANDS):


                                           DECEMBER 31,
                                       --------------------
                                         1999       1998
                                       ---------  ---------
Term loan payable to The CIT Group
  due in 84 monthly installments,
  maturing June 30, 2006 secured by
  mortgages on all owned vessels.
  Interest at LIBOR plus 2.65%,
  (8.09% and 8.25% at December 31,
  1999 and 1998, respectively).......  $  76,279  $  50,000
Lease payable to leasing company in
  monthly installments beginning July
  31, 1998, maturing November 27,
  1999, secured by a vessel..........         --     14,811
Note payable to a foreign marine
  company including imputed interest
  at 10%, due in three annual
  installments of $1 million,
  maturing August 3, 2000............      1,000      2,000
Note payable to a foreign marine
  company including imputed interest
  at 10%, due in monthly installments
  beginning January 1, 1998, maturing
  December 31, 2001..................      2,012      3,063
Revolving note payable to Wells Fargo
  Bank due December 31, 2001, secured
  by accounts receivables from
  customers. Interest at Wells Fargo
  Bank's prime rate plus 1/2% or
  LIBOR plus 2.0%, (7.44% and 8.25%
  at December 31, 1999 and 1998,
  respectively)......................         --         --
                                       ---------  ---------
Total long-term debt.................     79,291     69,874
Less -- Current maturities...........    (10,305)    (7,606)
                                       ---------  ---------
Long-term debt, net of current
maturities...........................  $  68,986  $  62,268
                                       =========  =========


  LOAN FACILITIES

     In December 1998, Horizon entered into a loan agreement with The CIT Group, Inc. providing for a $60 million term loan at a rate of LIBOR plus 2.65%. We initially borrowed $50 million in December 1998 and repaid the $36.4 million total outstanding debt balance under a prior credit facility with Den Norske

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


Bank and the $7.6 million note payable to a subsidiary of the Principal Stockholder. During 1999, the term loan was amended to increase the amount that may be borrowed to $83.3 million, and we borrowed an additional $33.3 million. The outstanding balance of the term loan at December 31, 1999 was $76.3 million. The first advance of $50 million under the term loan is due in 84 monthly principal installments of $463,000, the second advance of $5 million is due in 84 monthly principal installments of $46,000, the third advance of $13.8 million is due in 84 monthly principal installments of $128,000, and the fourth advance of $14.5 million is due in 73 monthly installments of $154,490. The remaining principal balance is due at the end of the 84 months. The term loan is secured by mortgages on all owned vessels.

     We have a $30 million revolving credit facility with Wells Fargo Bank at LIBOR plus 2%. There were no borrowings outstanding under the $30 million revolver, and we had $9.9 million available based on the borrowing base calculation at December 31, 1999. Outstanding borrowings bear interest at LIBOR plus 2% and are secured by the accounts receivable from customers. The revolving credit facility matures on December 31, 2001.

     The term loan and revolving credit facility require that certain conditions be met in order for us to obtain advances. The term loan is secured by mortgages on all owned vessels. The revolving credit facility is secured by accounts receivable. Advances under the revolving credit facility may be obtained in accordance with a borrowing base defined as a percentage of accounts receivable balances. Both the CIT and Wells Fargo loan facilities require us to maintain certain financial ratios and contain certain covenants that limit our ability to incur additional debt, pay dividends, create certain liens, sell assets and make capital expenditures.

     We acquired the BRAZOS HORIZON in April 1999 for $5.8 million with proceeds from the term loan and the issuance of 133,300 shares of treasury stock with a fair value of $1.0 million. We acquired the ATLANTIC HORIZON, a derrick barge, under a lease purchase arrangement. We exercised the purchase option in November 1999, and refinanced the vessel with proceeds from the term loan.

     Maturities of long-term debt for each of the years ending December 31 are as follows (in thousands):


2000.................................  $  10,305
2001.................................     11,218
2002.................................      9,255
2003.................................      9,255
2004.................................      9,255
Thereafter...........................     30,003
                                       ---------
                                       $  79,291
                                       =========

  INDEBTEDNESS TO RELATED PARTIES

     In 1997, Horizon was recapitalized through a series of transactions. The Principal Stockholders converted $21 million of the principal indebtedness and accrued interest to additional paid-in capital. We issued 10% Subordinated Notes due December 31, 2005 (Subordinated Notes) to the Principal Stockholders for the remaining outstanding indebtedness and for future advances in an aggregate amount not to exceed $24 million. In April 1998, we repaid our $23.8 million indebtedness under our Subordinated Notes with Offering proceeds.

     In July 1998, Horizon announced that its board of directors approved the repurchase of up to $10 million of outstanding common stock. The shares were purchased from time to time, subject to market conditions, in the open market or in privately negotiated transactions, and such repurchases were funded by borrowings provided by a wholly-owned subsidiary of one of the Principal Stockholders. We borrowed $7.6

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

million during 1998 under a promissory note payable to this subsidiary of the Principal Stockholder. The $7.6 million outstanding balance was repaid from proceeds of the term loan in December 1998.

7.  INCOME TAXES:

     Income tax expense for the years ended December 31, 1999, 1998 and 1997 consists of (in thousands):


                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1999       1998       1997
                                       ---------  ---------  ---------
Federal
     Current.........................  $      --  $     715  $   1,480
     Deferred........................      1,001      3,770     (1,480)
                                       ---------  ---------  ---------
                                       $   1,001  $   4,485  $      --
                                       =========  =========  =========


     The income tax expense for the years ended December 31, 1999, 1998 and 1997 differs from the amount computed by applying the statutory federal income tax rate of 34 percent to consolidated income before income taxes as follows (dollars in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------------
                                               1999                  1998                  1997
                                       --------------------  --------------------  --------------------
Expense computed at federal statutory
  rate...............................  $     911       34.0% $   5,761       34.0% $     774       34.0%
Increase (decrease) in provision
  from:
     Nondeductible expenses..........         90        3.4         48         .3         92        4.0
     Decrease in valuation
       allowance for deferred tax
       assets........................         --         --     (1,324)     (7.8)       (866)    (38.0)
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                       $   1,001       37.4% $   4,485       26.5% $      --         --
                                       =========  =========  =========  =========  =========  =========

     The tax effects of the temporary differences that give rise to the significant portions of the deferred tax assets and liabilities are presented below (in thousands):


                                           DECEMBER 31,
                                       --------------------
                                         1999       1998
                                       ---------  ---------
Assets --
     Net operating loss
       carryforward..................  $  11,967  $   1,791
     Gain on asset sales.............        965        965
     Contributions carryover.........          5         --
     Fixed asset basis difference....        585      1,014
     Alternative minimum tax.........        917        985
                                       ---------  ---------
          Total gross deferred tax
             asset...................     14,439      4,755
Liabilities --
     Book/tax depreciation
       difference....................     19,073      8,388
                                       ---------  ---------
          Net deferred tax
             liability...............  $  (4,634) $  (3,633)
                                       =========  =========


     The realization of a significant portion of net deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. The net operating loss carryforwards of approximately $34.2 million at December 31, 1999 begin to expire in the year 2012. Our ability to utilize the net operating loss carryforward could be limited by a change in ownership as defined by federal income tax regulations.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8.  COMMITMENTS AND CONTINGENCIES:

  LITIGATION

     We are involved in various routine legal proceedings primarily involving claims for personal injury under the Jones Act and general maritime laws which we believe are incidental to the conduct of our business. We believe that none of these proceedings in the aggregate, if adversely determined, would have a material adverse effect on our business.

  LEASES

     We lease office space at various locations under operating leases that expire through November 2001. Rental expense was $0.7 million for 1999, $0.6 million for 1998 and $0.3 million for 1997. Future minimum non-cancelable lease commitments under these agreements for the years ended December 31 are as follows (in thousands):


2000.................................  $     675
2001.................................        620
                                       ---------
                                       $   1,295
                                       =========

  INSURANCE

     We participate in a retrospectively rated insurance agreement. In our opinion, we have adequately accrued for all liabilities arising from these agreements based upon the total incremental amount that would be paid based upon the with-and-without calculation assuming experience to date and assuming termination.

  EMPLOYMENT AGREEMENTS

     We have entered into employment agreements with four executive officers that expire beginning in April 2001 through August 2002 and we have purchased $5 million in "key-man" life insurance with respect to our Chief Executive
Officer, for which Horizon is the named beneficiary.

9.  EMPLOYEE BENEFIT PLAN:

     We have a 401(k) Plan for all eligible employees and we make annual contributions to the plan, at the discretion of management. We made contributions of $238,000 to the plan during 1999 and $123,000 during 1998. We did not make any contributions to the plan prior to 1998. We intend to make future contributions with Horizon common stock or cash.

10.  STOCKHOLDERS' EQUITY:

  PUBLIC OFFERING OF COMMON STOCK

     In April 1998, we completed the Offering of 5,750,000 shares of common stock at $13.00 per share and received $68.6 million, net of $6.2 million of underwriting commissions and discounts and expenses. We used the net proceeds of the Offering to repay $23.8 million of outstanding subordinated notes, to acquire the STEPHANITURM, a 230-foot diving support vessel, for $18.3 million, and used the remaining net proceeds to expand our fleet.

  STOCK SALES

     In December 1997, we issued 326,480 shares of the common stock to a company controlled by one of our directors, pursuant to a subscription agreement. The shares were sold at $2.91 per share, the same per share price paid by DSND. The receivable was fully paid in January 1998. In addition, the Principal Stockholders sold 858,440 shares of common stock to our officers and key employees at $2.91 per share, the same per share price paid by DSND.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  STOCK SPLIT

     In January 1998, we effected a 220 for one stock split. The effect of the stock split has been retroactively reflected in the accompanying financial statements as of the earliest period.

  STOCK OPTIONS

     In January 1998, the board of directors and the stockholders approved the Stock Incentive Plan (the Plan). The Plan provides for the granting of stock options to directors, executive officers, other employees and certain non-employee consultants. The Plan has 1.9 million shares available for issuance as optioned shares and terminates in April 2009. In general, the terms of the option awards (including vesting schedules) will be established by the Compensation Committee of the board of directors. We granted options to purchase 694,000 shares of common stock at $13.00, the IPO price, on April 1, 1998. These options will be fully vested at April 1, 2003. We had outstanding options covering an aggregate of 677,500 shares of common stock as of December 31, 1998, and 1.9 million shares of common stock as of December 31, 1999.

     Horizon follows Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which permits one of two methods for accounting for stock options. We have elected the method that only requires note disclosure of stock based compensation. Because of this election, we are required to account for our employee stock-based compensation plan under Accounting Principles Board (APB) Opinion No. 25 and its related interpretations. In accordance with APB No. 25, deferred compensation is recorded for stock-based compensation grants based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation grant, which is generally three years. If the exercise price of the stock-based compensation grants is equal to the estimated fair value of Horizon's stock on the date of grant, no compensation expense is recorded.

     The following pro forma information is required by SFAS No. 123, and has been determined as if Horizon had accounted for its employee stock options under the fair-value method as defined by SFAS No. 123. The fair value of these options was estimated at the date of grant using the Black-Scholes method and the following assumptions for 1999: volatility of 53.22%, risk-free interest rate of 5.46%, expected option lives of ten years, and no dividends, and 1998: volatility of 39.94%, risk-free interest rate of 5.89%, expected option lives of ten years, and no dividends.

     For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the vesting period of the options using the straight-line method. Horizon's pro forma information follows:


                                            1999       1998
                                          ---------  ---------
Net Income:
     As reported........................  $   1,679  $  12,460
     Pro Forma..........................        (79)    11,392
Basic and diluted EPS:
     As reported........................  $    0.09  $    0.69
     Pro Forma..........................      (0.00)      0.63

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes activity under the Plan for the years ended December 31, 1999 and 1998:


                                                            WEIGHTED
                                            SHARES        AVERAGE PRICE
                                           ---------      -------------
Granted.................................     694,000         $ 13.00
Forfeited and canceled..................     (16,500)        $ 13.00
                                           ---------
Outstanding at December 31, 1998........     677,500         $ 13.00
Granted.................................   1,328,000         $  6.28
Forfeited and canceled..................     (96,500)        $  5.69
                                           ---------
Outstanding at December 31, 1999........   1,909,000         $  8.67
                                           =========

     The following table summarizes information on stock options outstanding and exercisable as of December 31, 1999, pursuant to the Incentive Plan:

                                                        OPTIONS OUTSTANDING
                                        ---------------------------------------------------          OPTIONS EXERCISABLE
                                                       WEIGHTED AVERAGE                        -------------------------------
              RANGE OF                    SHARES          REMAINING        WEIGHTED AVERAGE      SHARES       WEIGHTED AVERAGE
           EXERCISE PRICES              OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
-------------------------------------   -----------    ----------------    ----------------    -----------    ----------------
$12.00 to 13.00......................      686,000           8.23               $13.00           135,121           $13.00
$ 5.50 to  7.50......................    1,223,000           9.55               $ 6.24                --               --
                                        -----------         -----             --------         -----------       --------
$ 5.50 to 13.00......................    1,909,000           9.08               $ 8.67           135,121           $13.00
                                        ===========         =====             ========         ===========       ========

     Unexercised options expire ten years from the date of issue.

  LITIGATION SETTLEMENT

     One of our subsidiaries, a Principal Stockholder and other persons were defendants in a lawsuit filed by a former member and employee of the subsidiary. The actions were settled in February 1998 with the Principal Stockholder paying $150,000 and each party completely releasing the other from any further liability. Since we benefited from this settlement, we recorded the $150,000 as an expense and a capital contribution in the accompanying consolidated financial statements.

  TREASURY STOCK

     In July 1998, the board of directors approved the repurchase of up to $10 million of outstanding common stock. Shares have been purchased from time to time, subject to market conditions, in the open market or in privately negotiated transactions. As of December 31, 1999, we had repurchased 1,158,800 shares of common stock for a total cost of $7.6 million, and we re-issued 133,300 shares of treasury stock in connection with the purchase of the BRAZOS HORIZON. As of December 31, 1999, treasury stock consisted of 1,025,500 shares at a cost of $6.7 million. Treasury stock is stated at the average cost basis. See Note 6.

11.  RELATED PARTY TRANSACTIONS:

     In our opinion, all of the transactions described below were effected on terms at least as favorable to us as those which could have been obtained from unaffiliated third parties.

     In August 1998, we entered into a master services agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly owned by the Principal Stockholders, to charter certain marine vessels from Odyssea. As of December 31, 1999, we owed Odyssea $30,000 for charter services compared to $1.1 million at December 31, 1998. During 1999, Odyssea billed Horizon $3.7 million and Horizon paid Odyssea $4.8 million for services rendered under the agreement.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In August 1998, we entered into an agreement with Prime Natural Resources, Inc. (Prime), an entity that is majority-owned by one of the Principal Stockholders, to perform marine construction work. Prime awards contracts to us on the basis of a competitive bid process. As of December 31, 1999, the outstanding receivable balance from Prime was $3.1 million, which was paid in full as of March 15, 2000, compared to $1.3 million at December 31, 1998. We billed Prime $5.4 million for services rendered under the agreement during 1999 and $1.6 million in 1998.

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

     The following table sets forth selected quarterly information for 1999 and 1998. We believe that all necessary adjustments have been indicated in the amount stated below to present fairly the results of such years.

                                                                    1999
                                       --------------------------------------------------------------
                                                               QUARTER ENDED
                                       --------------------------------------------------------------
                                          MARCH 31        JUNE 30         SEPT. 30        DEC. 31
                                       --------------  --------------  --------------  --------------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Contract revenues....................  $       12,357  $       23,437  $       36,286  $       16,935
Gross profit (loss)..................           2,266           6,834           8,113            (379)
Operating income (loss)..............             (76)          4,705           5,837          (2,675)
Net income (loss)....................            (605)          2,305           2,748          (2,769)
Net income (loss) per share..........  $         (.03) $         0.12  $         0.15  $        (0.15)
Weighted average shares..............      18,669,793      18,870,580      18,921,705      18,800,980

                                                                    1998
                                       --------------------------------------------------------------
                                                               QUARTER ENDED
                                       --------------------------------------------------------------
                                          MARCH 31        JUNE 30         SEPT. 30        DEC. 31
                                       --------------  --------------  --------------  --------------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Contract revenues....................  $       18,611  $       34,311  $       34,894  $       31,986
Gross profit.........................           5,384           8,791           7,349           6,317
Operating income.....................           3,445           6,988           5,041           4,247
Net income...........................           2,644           4,799           2,949           2,068
Net income per share.................  $         0.19  $         0.24  $         0.15  $         0.11
Weighted average shares..............      14,076,480      19,608,607      19,740,572      18,867,213

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on March 15, 2000.



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

                      SIGNATURE                                         TITLE                        DATE
------------------------------------------------------  -------------------------------------   ---------------
                   /s/JAMES DEVINE                      Chairman of the Board                   March 15, 2000
                     JAMES DEVINE

                    /s/BILL J. LAM                      President and Director                  March 15, 2000
                     BILL J. LAM                        (Principal Executive Officer)

                  /s/DAVID W. SHARP                     Chief Financial Officer                 March 15, 2000
                    DAVID W. SHARP                      (Principal Financial and
                                                        Accounting Officer)

                /s/JONATHAN D. POLLOCK                  Director                                March 15, 2000
                 JONATHAN D. POLLOCK

               /s/EDWARD L. MOSES, JR.                  Director                                March 15, 2000
                 EDWARD L. MOSES, JR.

                 /s/MICHAEL R. LATINA                   Director                                March 15, 2000
                  MICHAEL R. LATINA

                    /s/DEREK LEACH                      Director                                March 15, 2000
                     DEREK LEACH

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER
------------------------
           3.1       -- Amended and Restated Certificate of
                        Incorporation of the Company(1)
           3.2       -- Bylaws of the Company(1)
           4.1       -- See Exhibits 3.1 and 3.2 for provisions
                        of the Company's Certificate of
                        Incorporation and Bylaws defining the
                        rights of holders of Common Stock
           4.2       -- Specimen Common Stock certificate(1)
          10.1       -- Form of Indemnity Agreement by and
                        between the Company and each of its
                        directors(1)
          10.2       -- Reimbursement and Indemnity Agreement
                        dated as of June 10, 1997 between the
                        Company and Elliott Associates, L.P.(1)
          10.3       -- The Company's Stock Incentive Plan(1)*
          10.4       -- Form of Stock Option Agreement under the
                        Company's Stock Incentive Plan(1)*
          10.6       -- Employment and Non-Competition Agreement
                        dated as of January 1, 1998 between the
                        Company and Bill J. Lam(1)*
          10.7       -- First Amendment effective April 1, 2000
                        to Employment and Non-Competition
                        Agreement dated as of January 1, 1998
                        between the Company and Bill J. Lam(2)*
          10.8       -- Employment and Non-Competition Agreement
                        dated as of January 1, 1998 between the
                        Company and David W. Sharp(1)*
          10.9       -- Employment and Non-Competition Agreement
                        dated as of January 1, 1998 between the
                        Company and James K. Cole(1)*
          10.10      -- Credit Agreement dated as of October 27,
                        1997 among Den norske Bank ASA, Horizon
                        Vessels, Inc. and Horizon Offshore
                        Contractors, Inc.(1)
          10.11      -- Alliance Agreement dated as of December
                        4, 1997 among Det Sondenfjelds-Norske
                        Dampskibsselskab ASA, the Company,
                        Highwood Partners, L.P., and Westgate
                        International, L.P.(1)
          10.12      -- Registration Rights Agreement dated as
                        of December 4, 1997 among the Company,
                        Highwood Partners, L.P., and Westgate
                        International, L.P.(1)
          10.13      -- Settlement Agreement dated as of June
                        10, 1997 between HLS Offshore L.L.C.,
                        Mannai Marine Co. Limited and RANA
                        S.r.l. (1)
          10.14      -- Letter Agreement dated December 5, 1997
                        between the Company and Crossbay and
                        Ventures, Ltd.(1)*
          10.15      -- Amendment No. 1 to Amended and Restated
                        Credit Agreement dated as of September
                        28, 1999 between Horizon Vessels, Inc.,
                        Horizon Offshore Contractors, Inc. and
                        Wells Fargo Bank.(2)
          10.16      -- Amendment No. 2 to Amended and Restated
                        Credit Agreement dated as of December
                        31, 1999 between Horizon Vessels, Inc.,
                        Horizon Offshore Contractors, Inc. and
                        Wells Fargo Bank.(2)
          10.17      -- Amendment No. 1 to Loan Agreement dated
                        as of January 30, 1999 among Horizon
                        Vessels, Inc., Horizon Offshore
                        Contractors, Inc., The CIT
                        Group/Equipment Financing, Inc., as
                        agent, and the other lenders specified
                        therein.(2)
          10.18      -- Amendment No. 2 to Loan Agreement dated
                        as of May 25, 1999 among Horizon
                        Vessels, Inc., Horizon Offshore
                        Contractors, Inc., The CIT
                        Group/Equipment Financing, Inc., as
                        agent, and the other lenders specified
                        therein.(2)
          10.19      -- Amendment No. 3 to Loan Agreement dated
                        as of November 30, 1999 among Horizon
                        Vessels, Inc., Horizon Offshore
                        Contractors, Inc., The CIT
                        Group/Equipment Financing, Inc., as
                        agent, and the other lenders specified
                        therein.(2)
          10.20      -- Amendment No. 4 to Loan Agreement dated
                        as of January 31, 2000 among Horizon
                        Vessels, Inc., Horizon Offshore
                        Contractors, Inc., The CIT
                        Group/Equipment Financing, Inc., as
                        agent, and the other lenders specified
                        therein.(2)
          11.1       -- Statements Regarding Computation of Net
                        Income per share(2)
          21.1       -- Subsidiaries of the Company(2)
          23.1       -- Consent of Arthur Andersen LLP.(2)
          27.1       -- Financial Data Schedule(2)

------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-43965).

(2) Filed herewith

* Management Contract or Compensatory Plan or Arrangement.