Form 10-Q
period 2000-03-31
HORIZON OFFSHORE INC
filed 2000-05-15
CIK 1051431

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-23653

                             HORIZON OFFSHORE, INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                                76-0487309
      (State or other jurisdiction                     (I.R.S. employer
           of incorporation or                        Identification no.)
             organization)

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

                                 Yes [X]   No [ ]

The number of shares of the registrant's Common Stock outstanding as of May 8, 2000 was 18,812,273.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                        MARCH 31,   DECEMBER 31,
                                                           2000         1999
                                                        ---------   -----------
                                                       (Unaudited)
                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ........................   $   8,748    $   8,117
   Accounts receivable-

      Contract receivables ..........................      13,819       16,675

      Costs in excess of billings ...................       3,115        4,172

      Affiliated parties ............................          23        3,086

   Inventory ........................................       1,646        1,700

   Other current assets .............................       2,049        1,909
                                                        ---------    ---------
             Total current assets ...................      29,400       35,659

PROPERTY AND EQUIPMENT, net .........................     168,148      163,353

OTHER ASSETS ........................................       3,913        3,389
                                                        ---------    ---------
                                                        $ 201,461    $ 202,401
                                                        =========    =========
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable .................................   $   3,242    $   4,247

   Accrued liabilities ..............................       2,928        2,926

   Accrued job costs ................................       7,706       13,332

   Billings in excess of costs ......................       1,069          871

   Current maturities of long-term debt .............      10,305       10,305
                                                        ---------    ---------
             Total current liabilities ..............      25,250       31,681

LONG-TERM DEBT, net of current maturities ...........      74,849       68,986

DEFERRED INCOME TAXES ...............................       4,508        4,634
                                                        ---------    ---------
             Total liabilities ......................     104,607      105,301

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $1 par value, 5,000,000
      shares authorized, none issued and outstanding         --           --
   Common stock, $1 par value, 35,000,000 shares
      authorized, 19,826,480 shares issued ..........       9,119        9,119

   Additional paid-in capital .......................      87,872       87,872

   Retained earnings ................................       6,530        6,835
   Treasury stock, 1,016,524 and 1,025,500
      shares, respectively ..........................      (6,667)      (6,726)
                                                        ---------    ---------
         Total stockholders' equity .................      96,854       97,100
                                                        ---------    ---------
                                                        $ 201,461    $ 202,401
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

                     HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                  -----------------------------
                                                      2000             1999
                                                  ------------     ------------
CONTRACT REVENUES ............................    $     15,906     $     12,357

COST OF CONTRACT REVENUES ....................          14,781           10,091
                                                  ------------     ------------
      Gross profit ...........................           1,125            2,266

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .           2,010            2,342
                                                  ------------     ------------
      Operating loss .........................            (885)             (76)

OTHER INCOME (EXPENSE):
      Interest expense .......................          (1,768)            (959)

      Interest income and other ..............              98              102
                                                  ------------     ------------
NET LOSS BEFORE INCOME TAX BENEFIT AND
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE ..          (2,555)            (933)

INCOME TAX BENEFIT ...........................            (869)            (328)
                                                  ------------     ------------
NET LOSS BEFORE CUMULATIVE EFFECT OF
      ACCOUNTING CHANGE ......................          (1,686)            (605)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF
      TAXES ..................................           1,381             --
                                                  ------------     ------------
NET LOSS .....................................    $       (305)    $       (605)
                                                  ============     ============
EARNINGS PER SHARE - BASIC AND DILUTED:
       NET LOSS BEFORE CUMULATIVE EFFECT
             OF ACCOUNTING CHANGE ............    $      (0.09)    $      (0.03)

       CUMULATIVE EFFECT OF ACCOUNTING CHANGE             0.07             --
                                                  ------------     ------------
       NET LOSS ..............................    $      (0.02)    $      (0.03)
                                                  ============     ============
SHARES USED IN COMPUTING NET LOSS PER SHARE-
      BASIC AND DILUTED ......................      18,804,379       18,669,793


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                   -------------------------
                                                                     2000             1999
                                                                   --------         --------
CASH FLOW FROM OPERATING ACTIVITIES:

   Net loss ....................................................   $   (305)        $   (605)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities-

         Depreciation and amortization .........................      1,567            1,502

         Cumulative effect of accounting change ................     (2,126)            --

         Deferred income taxes .................................       (126)            (328)

         Amortization of deferred interest .....................        131             --

         Changes in operating assets and liabilities-

            Accounts receivable ................................      5,919           11,581

            Costs in excess of billings ........................      1,057            3,485

            Billings in excess of costs ........................        198             (988)

            Inventory ..........................................         54             --

            Other current assets ...............................       (140)              35

            Accounts payable ...................................     (1,005)          (1,028)

            Accrued liabilities ................................          2           (1,089)
            Accrued job costs ..................................     (5,626)          (4,183)

            Due to related parties .............................       --                 39
                                                                   --------         --------
                  Net cash provided by (used in) operating
                     activities ................................       (400)           8,421
CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases and additions to equipment ........................     (3,932)          (7,444)
   Drydock costs ...............................................       (759)          (1,618)
                                                                   --------         --------
                  Net cash used in investing activities ........     (4,691)          (9,062)
CASH FLOW FROM FINANCING ACTIVITIES:

   Borrowings under notes payable and long-term debt ...........      8,500            5,000

   Loan fees ...................................................       (200)            --

   Principal payments on long-term debt ........................     (2,637)          (1,986)

   Treasury stock transactions .................................         59              (18)
                                                                   --------         --------

                  Net cash provided by financing activities ....      5,722            2,996
                                                                   --------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ......................        631            2,355

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............      8,117            9,649
                                                                   --------         --------


CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................   $  8,748         $ 12,004
                                                                   ========         ========

SUPPLEMENTAL DISCLOSURES:


   Cash paid for interest ......................................   $  1,711         $  1,387

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    The consolidated interim financial statements included herein have been prepared by Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (Horizon), and are unaudited, except for the balance sheet at December 31, 1999, which has been prepared from the audited financial statements. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments necessary for a fair presentation of the financial position as of March 31, 2000, the statements of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. Although management believes the unaudited interim related disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2000. The consolidated interim financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in our 1999 Annual Report on Form 10-K.

ORGANIZATION

    Horizon provides offshore construction services to the oil and gas industry. These services generally consist of laying and burying marine pipelines for the transportation of oil and gas, and installing and salvaging production platforms and other marine structures. Work is performed primarily on a fixed-price or day-rate basis or a combination of these.

INTEREST CAPITALIZATION

    Interest is capitalized on the average amount of accumulated expenditures for equipment that is undergoing major modification and refurbishment prior to being placed into service. Interest is capitalized using an effective rate based on related debt until the equipment is placed into service. Interest expense for the three-month period ended March 31, 2000 is net of $67,000 interest capitalized. Interest capitalized during the three-month period ended March 31, 1999 was $563,000.

INVENTORY

    Inventory consists of structures held for resale from derrick salvage services. The inventory is reported at the lower of cost or market value. Horizon periodically assesses the net realizable value of its inventory items.

2.  PROPERTY AND EQUIPMENT:

Property and equipment consists of the following (in thousands):

                                                  MARCH 31,      DECEMBER 31,
                                                     2000            1999
                                                  ---------      -----------
Barges, boats and related equipment ....          $ 168,994        $ 165,266
Land and buildings .....................              7,701            7,586
Machinery and equipment ................                245              245
Office furniture and equipment .........              1,301            1,292
Leasehold Improvements .................              1,489            1,409
                                                  ---------        ---------
                                                    179,730          175,798
                                                    (11,582)         (12,445)
Less - Accumulated depreciation.........          ---------        ---------
Property and equipment, net.............          $ 168,148        $ 163,353
                                                  =========        =========

   During the three months ended March 31, 2000, we incurred $3.9 million of capital expenditures primarily related to the upgrade of the PACIFIC HORIZON's lift capacity from 800 tons to 1,000 tons and to complete the installation of diving equipment on our vessels.

   On January 1, 2000, we changed depreciation methods from the straight-line method to the units-of-production method on our major barges and vessels to more accurately reflect the wear and tear of normal use. We believe that the units-of-production method is best suited to reflect the actual depreciation of our marine equipment. Depreciation expense calculated under the units-of-production method may be different than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than 25% of annual straight-line depreciation, and the cumulative depreciation based on utilization of each vessel will not be less than 50% of cumulative straight-line depreciation. For the quarter ended March 31, 2000, we recorded the cumulative effect of a $1.4 million adjustment, or $0.07 per share, which is net of taxes of $0.7 million related to changing depreciation methods from the straight-line method to the units-of-production method.

3.  STOCKHOLDERS' EQUITY

EARNINGS PER SHARE

    Earnings per share data for all periods presented has been computed pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2000, we had outstanding options covering an aggregate of 1.9 million shares of common stock, of which 0.4 million shares were exercisable. There are no material differences in basic EPS and diluted EPS for all periods presented, as all outstanding options would be anti-dilutive to EPS.

TREASURY STOCK

    In July 1998, the board of directors approved the repurchase of up to $10 million of Horizon's outstanding common stock. Shares have been purchased from time to time, subject to market conditions, in the open market or in privately negotiated transactions. During 1998 and 1999, we repurchased 1,158,800 shares of common stock for a total cost of $7.6 million. We re-issued 133,300 shares of treasury stock in connection with the purchase of the BRAZOS HORIZON in April 1999. During the quarter ended March 31, 2000, we contributed 8,976 shares of treasury stock to our 401(k) Plan. As of March 31, 2000, our treasury stock consisted of 1,016,524 shares at a cost of $6.7 million. We record treasury stock under the average cost basis.

4.  RELATED PARTY TRANSACTIONS

    In our opinion, all of the transactions described below were effected on terms at least as favorable to us as those which could have been obtained from unaffiliated third parties.

    In August 1998, we entered into a master services agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates, L.P. and Westgate International, L.P., (Principal Stockholders), to charter certain marine vessels on an as needed basis from Odyssea. As of March 31, 2000, Horizon owed Odyssea $31,000 as a result of services performed under this agreement, compared to $30,000 at December 31, 1999. During the three months ended March 31, 2000, Odyssea billed Horizon $1.0 million and we paid Odyssea $1.0 million for services rendered under the agreement. Odyssea billed Horizon $1.1 million and we paid Odyssea $2.1 million during the quarter ended March 31, 1999.

    In August 1998, we entered into an agreement with Prime Natural Resources, Inc. (Prime), an entity that is majority-owned by one of the Principal Stockholders, to perform marine construction work. Prime awards contracts to us on the basis of a competitive bid process. Prime paid its outstanding receivable balance of $3.1 million in full as of March 15, 2000. We did not bill Prime for any services during the first quarter of 2000. We billed Prime $1.6 million for services rendered under the agreement during the first quarter of 1999 and had an outstanding receivable balance of $2.9 million as of March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH HORIZON'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND THE DISCUSSION UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" INCLUDED IN OUR 1999 ANNUAL REPORT ON FORM 10-K. THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO RISKS AND UNCERTAINTIES. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, ACTUAL RESULTS MAY DIFFER FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS.

GENERAL

    We provide marine construction services to the oil and gas industry primarily in the Gulf of Mexico and selected international locations. Our marine fleet installs pipelines to transport oil and gas from newly installed production platforms and other subsea production systems, and installs and salvages production platforms and other marine structures.

    We have assembled a fleet of eleven vessels, ten of which are operational. Our fleet is capable of a wide range of marine construction activities, including installing up to 48-inch pipelines and smaller diameter rigid and coiled-line pipe in water depths up to 800 feet, providing pipebury and all other services necessary to commence transporting oil and gas through an installed pipeline, and installing and salvaging production platforms and other marine structures. We believe that our expanded fleet allows us to compete in the Gulf for substantially all pipeline installation projects in shallow water depths of 200 feet and less and a substantial number of projects in intermediate water depths of between 200 and 800 feet. We have also formed a joint venture with Det Sondenfjelds-Norske Dampkibsselskab ASA (DSND) which allows us to conduct deepwater pipelaying operations in the Gulf, offshore Mexico and Canada, and in the Caribbean. During the first quarter, we completed upgrading the PACIFIC HORIZON from an 800 ton lift capacity to 1,000 tons and the installation of diving equipment on our vessels. The diving and towing capabilities of the PEARL HORIZON were also upgraded.

    Our operating results are directly tied to industry demand for our services, most of which are performed on the outer continental shelf in the Gulf. Demand for our services is primarily a function of the level of oil and gas activity in the Gulf. Our 1999 and first quarter 2000 operating results were adversely affected by relatively low levels of industry demands. As oil prices began to improve at mid-year 1999, drilling activity began to increase. If the recent increase in oil and gas prices and drilling levels are sustained, we expect demand for our services to increase.

    Due to time required to drill a well and fabricate a production platform, demand for our services usually lags exploratory drilling by six to eighteen months. We believe our operating results will be highly leveraged to any improvement in market conditions on the outer continental shelf due to our fleet capabilities and management expertise in this market area.

RESULTS OF OPERATIONS

    The discussion below describes our results of operations. The first quarter results were impacted both by the typical seasonality of marine construction in the Gulf of Mexico and by the current competitive environment in our industry. Reduced demand for construction and lower margins bid on jobs also impacted results for the first three months of 2000.

    We believe our enhanced equipment capabilities have strengthened our competitive position. The lower utilization for the pipelay vessels was partially offset by increased utilization of our derrick vessels. The PACIFIC HORIZON and the ATLANTIC HORIZON together successfully completed several projects during the first quarter.

    The PACIFIC HORIZON mobilized to offshore Ecuador for the transportation and installation of a drilling and production platform. This project was completed in April 2000 and represents our commitment to international expansion in Latin America. We are also continuing our business development efforts in West Africa and Mexico by actively bidding on selected projects.

QUARTER ENDED MARCH 31, 2000 COMPARED TO THE QUARTER ENDED MARCH 31, 1999

    CONTRACT REVENUES. Contract revenues were $15.9 million for the quarter ended March 31, 2000, compared to $12.4 million for the quarter ended March 31, 1999. The increase in revenues is primarily due to the deployment of the PACIFIC HORIZON which allowed us to participate in a larger share of the platform installation and abandonment market.

    GROSS PROFIT. Gross profit was $1.1 million (7.1% of contract revenues) for the quarter ended March 31, 2000 compared to a gross profit of $2.3 million (18.3% of contract revenues) for the quarter ended March 31, 1999. The reduction in gross profit is due to lower margins earned on jobs performed due to market conditions.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $2.0 million (12.6% of contract revenues) for the three months ended March 31, 2000, compared with $2.3 million (19.0% of contract revenues) for the same period in 1999. The percentage decrease was primarily due to the increase in revenues without a commensurate increase in selling, general and administrative expenses.

    INTEREST EXPENSE. Interest expense was $1.8 million for the three months ended March 31, 2000, net of $0.1 million interest capitalized, and $1.0 million for the same period last year, net of $0.6 million interest capitalized. Our total outstanding debt was $85.2 million at March 31, 2000, compared to $72.9 million at March 31, 1999. The outstanding debt increased as a result of the vessel acquisitions and improvements made to our fleet.

    OTHER INCOME. Included in other income is interest income on cash investments of $0.1 million for the three months ended March 31, 2000 and $0.1 million for the first quarter in 1999.

    INCOME TAXES. We use the liability method of accounting for income taxes. For the quarter ended March 31, 2000, we recorded a federal income tax benefit of $0.9 million, at a net effective rate of 34.0% on a pre-tax income net loss of $2.6 million. For the quarter ended March 31, 1999, Horizon recorded a federal income tax benefit of $0.3 million, at a net effective rate of 35.2% on pre-tax net loss of $0.9 million.

    CUMULATIVE EFFECT OF ACCOUNTING CHANGE. We recorded a cumulative effect of $1.4 million, or $0.07 per share, net of taxes of $0.7 million, related to changing depreciation methods from straight-line to the units-of-production method effective January 1, 2000. See Note 2 of the notes to consolidated financial statements.

    NET LOSS. Net loss for the first quarter was $0.3 million, or $.02 per share, which includes the effect of a cumulative adjustment of $1.4 million or $.07 per share related to a change in accounting principle. This compares with a net loss of $0.6 million, or $0.03 per share, for the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary liquidity needs are to fund acquisitions and improvements to the fleet necessary to expand operations and to provide working capital. Horizon had working capital of $4.2 million at March 31, 2000, compared to working capital of $4.0 million at December 31, 1999. Cash used in operations was $0.4 million for the three months ended March 31, 2000, compared to $8.4 million of cash provided by operations for the first three months ended March 31, 1999. Cash provided by operations for the quarter ended March 31, 1999 was the result of a decline in working capital from $12.7 million at December 31,

1998 to $7.2 million by March 31, 1999. The decrease in accounts receivable and costs in excess of billings during the first quarter of 1999 caused the decline in working capital.

    Outstanding borrowings under the term loan with the CIT Group, Inc. at March 31, 2000 were $73.9 million, which was borrowed at various dates. The first advance of $50 million under the term loan is due in 84 monthly principal installments of $463,000, the second advance of $5 million is due in 84 monthly principal installments of $46,000, the third advance of $13.8 million is due in 84 monthly principal installments of $128,000, and the fourth advance of $14.5 million is due in 73 monthly installments of $154,490. The remaining principal balance is due at the end of the 84 months. The term loan is secured by mortgages on all owned vessels.

    We have a $30 million revolving credit facility with Wells Fargo Bank at LIBOR plus 2%. At March 31, 2000, we had $8.7 million in cash and $8.5 million outstanding under the $30 million revolving credit facility. At May 11, 2000, we had $4.5 million outstanding and $1.9 million available under the $30 million revolving credit facility. Outstanding borrowings bear interest at LIBOR plus 2% and are secured by accounts receivable from customers. The revolving credit facility matures on December 31, 2001.

    Both the term loan and the revolving credit facility require that certain conditions be met in order for us to obtain advances. These loans are secured by substantially all of our assets, including mortgages on all vessels owned by us, as well as accounts receivable. Both loan facilities contain customary defaults and require us to maintain certain financial ratios. The facilities also contain certain covenants that limit our ability to incur additional debt, pay dividends, create certain liens, sell assets and make capital expenditures. Horizon was in compliance with all loan covenants as of March 31, 2000.

    We believe that cash generated from operations, together with available borrowings under our loan facilities, will be sufficient to fund our currently planned capital projects and working capital requirements into the year 2000. Planned capital expenditures for the remainder of 2000 are estimated to total approximately $10.0 million. Our strategy, however, is to make other acquisitions to expand our operating capabilities and expand into selected international markets. To the extent we are successful in identifying acquisition, expansion opportunities and experience a significant increase in our scope of operations, we may require additional equity or debt financing depending on the size of any transaction.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable

                          PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

    In addition to historical information, Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements regarding events and financial trends that may affect our future operating results and financial position. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

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

   These and other uncertainties related to the business are described in detail under the heading "Cautionary Statement" in our 1999 Annual Report on Form 10-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a)     Exhibits

    3.1     Amended and Restated Certificate of Incorporation of the Company (1)

    3.2     Bylaws of the Company (1)

    10.21 Employment and Non-Competition Agreement dated as of September 1, 1999 between the Company and Clay Etheridge (2)

    18.1    Preferability Letter of Arthur Andersen LLP (2)

    27.1    Financial Data Schedule (2)

    (b)     Reports on Form 8-K:

            None

--------------
(1) Incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-43965).

(2) Filed herewith

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HORIZON OFFSHORE, INC.


Date:  May 12, 2000                       By: /s/ DAVID W. SHARP
                                                  David W. Sharp
                                                  Executive Vice President and
                                                  Chief Financial Officer