Form 10-Q
period 2000-06-30
HORIZON OFFSHORE INC
filed 2000-08-14
CIK 1051431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     The number of shares of the registrant's Common Stock outstanding as of August 7, 2000 was 18,822,454.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                           JUNE 30,         DECEMBER 31,
                                             2000               1999
                                         ------------       -------------
                                         (UNAUDITED)
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......      $ 17,469           $  8,117
     Accounts receivable  --
          Contract receivables.......        17,029             16,675
          Costs in excess of
              billings...............         9,671              4,172
          Affiliated parties.........            69              3,086
     Inventory.......................         1,488              1,700
     Other current assets............         2,399              1,909
                                           --------           --------
          Total current assets.......        48,125             35,659
PROPERTY AND EQUIPMENT, net..........       171,929            163,353
OTHER ASSETS.........................         3,738              3,389
                                           --------           --------
                                           $223,792           $202,401
                                           ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable................      $  6,965           $  4,247
     Accrued liabilities.............         4,710              2,926
     Accrued job costs...............        15,802             13,332
     Billings in excess of costs.....         4,187                871
     Current maturities of long-term
      debt...........................        10,883             10,305
                                           --------           --------
          Total current liabilities..        42,547             31,681
LONG-TERM DEBT, net of current
  maturities.........................        77,334             68,986
DUE TO RELATED PARTIES...............            24             --
DEFERRED INCOME TAXES                         5,353              4,634
                                           --------           --------
          Total liabilities..........       125,258            105,301
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $1 par value,
      5,000,000 shares authorized,
      none issued and outstanding....       --                 --
     Common stock, $1 par value,
      35,000,000 shares authorized,
      19,834,911 shares issued at
      June 30, 2000 and 19,826,480 at
      December 31, 1999..............         9,128              9,119
     Additional paid-in capital......        87,938             87,872
     Retained earnings...............         8,099              6,835
     Treasury stock, 1,011,023 shares
      at June 30, 2000 and 1,025,500
      at December 31, 1999...........        (6,631)            (6,726)
                                           --------           --------
          Total stockholders'
              equity.................        98,534             97,100
                                           --------           --------
                                           $223,792           $202,401
                                           ========           ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  JUNE 30,                        JUNE 30,
                                         --------------------------      --------------------------
                                            2000            1999            2000            1999
                                         ----------      ----------      ----------      ----------
CONTRACT REVENUES....................    $   36,588      $   23,437      $   52,494      $   35,793
COST OF CONTRACT REVENUES............        30,045          16,603          44,826          26,693
                                         ----------      ----------      ----------      ----------
     Gross profit....................         6,543           6,834           7,668           9,100
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................         2,371           2,129           4,381           4,470
                                         ----------      ----------      ----------      ----------
     Operating income................         4,172           4,705           3,287           4,630
OTHER:
     Interest expense................        (1,824)         (1,508)         (3,592)         (2,467)
     Interest income and other.......            66             302             164             405
                                         ----------      ----------      ----------      ----------
NET INCOME (LOSS) BEFORE INCOME TAXES
  (BENEFIT) AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE..................         2,414           3,499            (141)          2,568
INCOME TAX PROVISION (BENEFIT).......           845           1,194             (24)            867
                                         ----------      ----------      ----------      ----------
NET INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE........         1,569           2,305            (117)          1,701
CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, NET OF TAXES...............          --              --             1,381            --
                                         ----------      ----------      ----------      ----------
NET INCOME...........................    $    1,569      $    2,305      $    1,264      $    1,701
                                         ==========      ==========      ==========      ==========
EARNINGS PER SHARE -- BASIC AND
  DILUTED:
     NET INCOME (LOSS) BEFORE
       CUMULATIVE EFFECT OF
       ACCOUNTING CHANGE.............    $     0.08      $     0.12      $     0.00      $     0.09
     CUMULATIVE EFFECT OF ACCOUNTING
       CHANGE........................          --              --              0.07            --
                                         ----------      ----------      ----------      ----------
     NET INCOME......................    $     0.08      $     0.12      $     0.07      $     0.09
                                         ==========      ==========      ==========      ==========
SHARES USED IN COMPUTING NET INCOME
  (LOSS) PER SHARE -- BASIC AND
  DILUTED............................    19,362,393      18,870,580      19,193,229      18,768,758

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                           SIX MONTHS ENDED
                                               JUNE 30,
                                         ---------------------
                                          2000          1999
                                         -------       -------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income.........................    $ 1,264       $ 1,701
  Adjustments to reconcile net income
     to net cash provided by
     operating activities  --
     Depreciation and amortization...      3,575         3,361
     Cumulative effect of accounting
       change........................     (2,126)         --
     Deferred income taxes...........        719           867
     Amortization of deferred
       interest......................        341          --
     Expense recognized for issuance
       of treasury stock to 401(K)
       plan..........................        120           (18)
     Changes in operating assets and
       liabilities  --
       Accounts receivable...........      2,663         8,844
       Costs in excess of billings...     (5,499)       (4,637)
       Billings in excess of costs...      3,316        (1,030)
       Inventory.....................        212          --
       Other assets..................       (490)           24
       Accounts payable..............      2,718        (4,448)
       Accrued liabilities...........      1,784        (1,504)
       Accrued job costs.............      2,470          (172)
       Due to related parties........         24            12
                                         -------       -------
          Net cash provided by
            operating activities.....     11,091         3,000
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases and additions to
   equipment.........................     (9,325)      (15,240)
  Drydock costs......................     (1,165)       (4,060)
  Purchases of other assets..........       --            (250)
                                         -------       -------
          Net cash used in investing
             activities..............    (10,490)      (19,550)
CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings under notes payable and
   long-term debt....................     14,200        18,800
  Loan fees..........................       (225)         --
  Principal payments on long-term
   debt..............................     (5,274)       (4,258)
  Stock option transactions and
   other.............................         50          --
                                         -------       -------
          Net cash provided by
             financing activities....      8,751        14,542
                                         -------       -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................      9,352        (2,008)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD................      8,117         9,649
                                         -------       -------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD.............................    $17,469       $ 7,641
                                         =======       =======
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest.............    $ 3,372       $ 2,967
  Purchase and additions to equipment
      with the issuance of treasury
      stock..........................    $  --        $   998

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The consolidated interim financial statements included herein have been prepared by Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (Horizon), and are unaudited, except for the balance sheet at December 31, 1999, which has been prepared from the audited financial statements. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments necessary for a fair presentation of the financial position as of June 30, 2000, the statements of operations and cash flows for each of the three and six month periods ended June 30, 2000 and 1999. Although management believes the unaudited interim related disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2000. The consolidated interim financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in our 1999 Annual Report on Form 10-K.

ORGANIZATION

     Horizon provides offshore construction services to the oil and gas industry. These services generally consist of laying and burying marine pipelines for the transportation of oil and gas, and installing and salvaging production platforms and other marine structures. Work is performed primarily on a fixed-price or day-rate basis or a combination of these.

INTEREST CAPITALIZATION

     Interest is capitalized on the average amount of accumulated expenditures for equipment that is undergoing major modifications and refurbishment prior to being placed into service. Interest is capitalized using an effective rate based on related debt until the equipment is placed into service. Interest expense for the three and six month periods ended June 30, 2000 is net of $61,000 and $128,000 of capitalized interest, respectively. Interest capitalized during the three and six month periods ended June 30, 1999 was $103,000 and $667,000, respectively.

INVENTORY

     Inventory consists of structures held for resale from derrick salvage services. The inventory is reported at the lower of cost or market value. Horizon periodically assesses the net realizable value of its inventory items.

2.  PROPERTY AND EQUIPMENT:

    Property and equipment consists of the following (in thousands):


                                            JUNE 30,       DECEMBER 31,
                                              2000            1999
                                            --------         --------
Barges, boats and related
  equipment..........................       $174,282         $165,266
Land and buildings...................          7,740            7,586
Machinery and equipment..............            245              245
Office furniture and equipment.......          1,344            1,292
Leasehold improvements...............          1,511            1,409
                                            --------         --------
                                             185,122          175,798
Less -- Accumulated depreciation....         (13,193)         (12,445)
                                            --------         --------
Property and equipment, net..........       $171,929         $163,353
                                            ========         ========

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     During the six months ended June 30, 2000, we incurred $9.3 million of capital expenditures primarily related to completing the upgrade of the PACIFIC HORIZON'S lift capacity from 800 tons to 1,000 tons, increasing the tension capacity of the LONESTAR HORIZON and the BRAZOS HORIZON, and increasing the jetting capacity of the CANYON HORIZON.

     On January 1, 2000, we changed depreciation methods from the straight-line method to the units-of-production method on our major barges and vessels to more accurately reflect the wear and tear of normal use. We believe that the units-of-production method is best suited to reflect the actual deterioration of our marine equipment. Depreciation expense calculated under the units-of-production method may be different than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than 25% of annual straight-line depreciation, and the cumulative depreciation based on utilization of each vessel will not be less than 50% of cumulative straight-line depreciation. For the six months ended June 30, 2000, we recorded the cumulative effect of a $1.4 million adjustment, or $0.07 per share, which is net of taxes of $0.7 million related to changing depreciation methods from the straight-line method to the units-of-production method.

3.  STOCKHOLDERS' EQUITY

EARNINGS PER SHARE

     Earnings per share data for all periods presented has been computed pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2000, we had outstanding options covering an aggregate of
2.0 million shares of common stock, of which 0.4 million shares were exercisable. There are no material differences in basic EPS and diluted EPS for all periods presented.

TREASURY STOCK

     In July 1998, the board of directors approved the repurchase of up to $10 million of Horizon's outstanding common stock. Shares have been purchased from time to time, subject to market conditions, in the open market or in privately negotiated transactions. During 1998 and 1999, we repurchased 1,158,800 shares of common stock for a total cost of $7.6 million. We re-issued 133,300 shares of treasury stock in connection with the purchase of the BRAZOS HORIZON in April 1999. During the six months ended June 30, 2000, we contributed 14,477 shares of treasury stock to our 401(k) Plan. As of June 30, 2000, our treasury stock consisted of 1,011,023 shares at a cost of $6.6 million. We record treasury stock under the average cost basis.

4.  RELATED PARTY TRANSACTIONS

     In our opinion, all of the transactions described below were effected on terms at least as favorable to us as those which could have been obtained from unaffiliated third parties.

     In August 1998, we entered into a master services agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates, L.P. and Westgate International, L.P., (Principal Stockholders), to charter certain marine vessels on an as needed basis from Odyssea. As of June 30, 2000, Horizon owed Odyssea $1.0 million as a result of services performed under this agreement, compared to $30,000 at December 31, 1999. During the six months ended June 30, 2000, Odyssea billed Horizon $2.6 million and we paid Odyssea $1.6 million for services rendered under the agreement. Odyssea billed Horizon $1.7 million and we paid Odyssea $2.7 million during the six months ended June 30, 1999.

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

GENERAL

     We provide marine construction services to the oil and gas industry primarily in the Gulf of Mexico and selected international locations. Our marine fleet installs pipelines to transport oil and gas from newly installed production platforms and other subsea production systems, and installs and removes production platforms and other marine structures.

     We have assembled a fleet of eleven vessels, ten of which are currently operational. Our fleet is capable of a wide range of marine construction activities, including installing up to 48-inch pipelines and smaller diameter rigid and coiled-line pipe in water depths up to 800 feet, providing pipebury and all other services necessary to commence transporting oil and gas through an installed pipeline, and installing and removing production platforms and other marine structures. We believe that our expanded fleet allows us to compete in the Gulf for substantially all pipeline installation projects in shallow water depths of 200 feet and less and a substantial number of projects in intermediate water depths of between 200 and 800 feet. We have also formed a joint venture with Det Sondenfjelds-Norske Dampkibsselskab ASA (DSND) which allows us to conduct deepwater pipelaying operations in the Gulf, offshore Mexico and Canada, and in the Caribbean. During 2000, we upgraded the PACIFIC HORIZON'S lift capacity from 800 to 1,000 tons, increased the tension capacity of the LONESTAR HORIZON and the BRAZOS HORIZON, and increased the burial capacity of the CANYON HORIZON.

     Our second quarter revenues reflect an improvement in the marine construction market and a strengthened demand for our services. The enhancement of our equipment capabilities, the performance of our people and our commitment to international expansion have all contributed to our ability to meet this increased demand. Our profit margins reflect the current competitive environment in the marine construction industry. However, equipment utilization increased during the quarter and, as equipment utilization continues to increase in the second half of 2000 and into 2001, we expect our margins bid on jobs to improve.

     Our operating results are directly tied to industry demand for our services, most of which are performed on the outer continental shelf in the Gulf. Demand for our services is primarily a function of the level of oil and gas activity in the Gulf of Mexico. If current oil and gas prices and drilling levels are sustained, we expect demand for our services to increase from their present levels. Due to the time required to drill a well and fabricate a production platform, demand for our services usually lags exploratory drilling activity levels by six to eighteen months. We believe our operating results are significantly effected by improvements in market conditions, our fleet capabilities and our management expertise.

RESULTS OF OPERATIONS

     The discussion below describes our results of operations. Improvements in the marine construction business are reflected in our second quarter results. We believe our enhanced equipment capabilities have strengthened our competitive position. Horizon has been awarded several large projects during the second quarter which demonstrates our reputation for delivering a quality product and the confidence that our clients have in our ability to provide superior service. During the second quarter, we mobilized our 500-ton derrick barge, the ATLANTIC HORIZON, and our pipelay barge, the GULF HORIZON, to Mexico to begin work on the construction of a major project for Pemex Exploracion y Produccion. This project is for the construction of six pipelines in the Cantarell Field and represents our entry into Mexico. We have also received a letter of intent for another project from Pemex Exploracion y Produccion which includes the installation, bury, hook-up and commissioning of seven pipelines in the Cantarell Field. The construction of this project is scheduled to begin in August 2000. We believe that these projects are important milestones in the execution of our international expansion strategy and further enhance our reputation in the international market. We will continue to pursue international construction projects in Mexico, as well as Central and South America and West Africa. Our backlog of work was approximately $60.0 million as of August 14, 2000.

QUARTER ENDED JUNE 30, 2000 COMPARED TO THE QUARTER ENDED JUNE 30, 1999

     CONTRACT REVENUES. Contract revenues were $36.6 million for the quarter ended June 30, 2000, compared to $23.4 million for the quarter ended June 30, 1999. The increase in revenues is due to our international expansion into Mexico, increase in vessel utilization and demand for our services.

     GROSS PROFIT. Gross profit was $6.5 million (17.9% of contract revenues) for the quarter ended June 30, 2000 compared to gross profit of $6.8 million (29.2% of contract revenues) for the quarter ended June 30, 1999. The reduction in gross profit is a result of lower margins bid on jobs awarded earlier in 2000 due to competitive market conditions.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $2.4 million (6.5% of contract revenues) for the three months ended June 30, 2000, compared with $2.1 million (9.1% of contract revenues) for the same period in 1999 due to the addition of personnel and other expenses associated with the growth of the company. The percentage decrease was primarily due to the increase in revenues without a corresponding increase in selling, general and administrative expenses.

     INTEREST EXPENSE. Interest expense was $1.8 million for the three months ended June 30, 2000, net of $61,000 interest capitalized, and $1.5 million for the same period last year, net of $103,000 interest capitalized. Our total outstanding debt was $88.2 million at June 30, 2000, compared to $84.4 million at June 30, 1999.

     OTHER INCOME. Included in other income is interest income on cash investments of $53,000 for the quarter ended June 30, 2000 and $144,000 for the second quarter in 1999.

     INCOME TAXES. We use the liability method of accounting for income taxes. For the quarter ended June 30, 2000, we recorded a federal income tax provision of $0.8 million, at a net effective rate of 35.0% on pre-tax net income of $2.4 million. For the quarter ended June 30, 1999, Horizon recorded a federal income tax provision of $1.2 million, at a net effective rate of 34.1% on pre-tax net income of $3.5 million.

     NET INCOME. Net income for the quarter ended June 30, 2000 was $1.6 million, or $0.08 per share. This compares with net income of $2.3 million, or $0.12 per share for the quarter ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

     CONTRACT REVENUES. Contract revenues were $52.5 million for the six months ended June 30, 2000, compared to $35.8 million for the six months ended June 30, 1999. Our results during the first half of 2000, and particularly our backlog of work and utilization, have been significantly impacted by the improvements in the marine construction industry.

     GROSS PROFIT. Gross profit was $7.7 million (14.6% of contract revenues) for the first six months of 2000, compared to a gross profit of $9.1 million (25.4% of contract revenues) for the same period of 1999. The reduction in gross profit is due to lower margins previously bid and earned on jobs awarded earlier due to competitive market conditions.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $4.4 million (8.3% of contract revenues) for the six months ended June 30, 2000, compared to $4.5 million (12.5% of contract revenues) for the same period of 1999. The percentage decrease was primarily due to the increase in revenues without a corresponding increase in selling, general and administrative expenses.

     INTEREST EXPENSE. Interest expense for the six months ended June 30, 2000 was $3.6 million net of $0.1 million of interest capitalized. Interest expense was $2.5 million for the six months ended June 30, 1999, net of $0.7 million on interest capitalized.

     OTHER INCOME. Included in other income is interest income on cash investments for the six months ended June 30, 2000 and 1999 of $152,000 and $233,000 respectively.

     INCOME TAXES. We use the liability method of accounting for income taxes. For the six months ended June 30, 2000, we recorded a federal income tax benefit of $24,000, at a net effective rate of 17.0% on a pre-tax loss of $141,000. For the same period last year, we recorded a federal income tax provision of $0.9 million, at a net effective rate of 33.8% on pre-tax income of $2.6 million.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE. We recorded a cumulative effect of $1.4 million, or $0.07 per share, net of taxes of $0.7 million related to changing depreciation methods from straight-line to the units-of-production method effective January 1, 2000. See Note 2 of the notes to consolidated financial statements.

     NET INCOME. Net income was $1.3 million, or $0.07 per share, for the six months ended June 30, 2000, which includes the effect of a cumulative adjustment of $1.4 million, or $0.07 per share, related to a change in accounting principle. Net income for the six months ended June 30, 1999 was $1.7 million, or $0.09 per share.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary liquidity needs are to fund acquisitions and improvements to the fleet necessary to expand operations and to provide working capital. Horizon had working capital of $5.6 million at June 30, 2000, compared to working capital of $4.0 million at December 31, 1999. Cash provided by operations was $11.0 million for the six months ended June 30, 2000, compared to $3.0 million of cash provided by operations for the first six months ended June 30, 1999. The increase in working capital was primarily the result of an increase in cash and cash equivalents.

     Outstanding borrowings under the term loan with the CIT Group, Inc. at June 30, 2000 were $79.6 million, which was borrowed at various dates. The first advance of $50 million under the term loan is due in 84 monthly principal installments of $463,000, the second advance of $5 million is due in 84 monthly principal installments of $46,000, the third advance of $13.8 million is due in 84 monthly principal installments of $128,000, the fourth advance of $14.5 million is due in 73 monthly installments of $154,000, and the fifth advance of $8.0 million is due in 59 monthly principle installments of $96,000. The remaining principal balance is due at the end of the 84 months. The term loan is secured by mortgages on all owned vessels.

     We have a $30 million revolving credit facility with Wells Fargo Bank. At June 30, 2000, we had $6.2 million outstanding under the $30 million revolving credit facility. Outstanding borrowings bear interest at LIBOR plus 2% and are secured by accounts receivable from customers. The revolving credit facility matures on December 31, 2001. Subsequent to June 30, 2000, we have paid down the revolving credit facility and currently have no outstanding borrowings.

     Both the term loan and the revolving credit facility require that certain conditions be met in order for us to obtain advances. These loans are secured by substantially all of our assets, including mortgages on all vessels owned by us, as well as accounts receivable. Both loan facilities contain customary defaults and require us to maintain certain financial ratios. The facilities also contain certain covenants that limit our ability to incur additional debt, pay dividends, create certain liens, sell assets and make capital expenditures. Horizon was in compliance with all loan covenants as of June 30, 2000.

     We believe that cash generated from operations, together with available borrowings under our loan facilities, will be sufficient to fund our currently planned capital projects and working capital requirements into the year 2001. Planned capital expenditures for the remainder of 2000 are estimated to total approximately $8.6 million. Our strategy, however, is to make other acquisitions to expand our operating capabilities and expand into selected international markets. To the extent we are successful in identifying acquisition, expansion opportunities and experience a significant increase in our scope of operations, we may require additional equity or debt financing depending on the size of any transaction.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Our annual meeting of stockholders was held on May 2, 2000. At such meeting, each of the following persons listed below were re-elected as directors of the company.

                                                 FOR                             WITHHOLD AUTHORITY
                                              ----------                         ------------------
           James Devine                       13,804,482                               780,925
           Edward L. Moses, Jr.               13,791,357                               794,050

        In addition to the directors re-elected at the annual meeting, the terms of Jonathan D. Pollock, Bill J. Lam, Michael R. Latina and Derek Leach continued after the annual meeting.

        The stockholders also approved a proposal to increase the number of shares of common stock that may be issued under our stock incentive plan by the following vote:

        VOTES FOR                             VOTES AGAINST                      VOTES ABSTAIN
        ---------                             -------------                      -------------
       13,250,845                               1,333,162                            1,400

                         PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  Exhibits

      3.1   Amended and Restated Certificate of Incorporation of the Company (1)

      3.2   Bylaws of the Company (1)

     10.21 Amendment No. 5 to the Loan Agreement dated as of June 30, 2000 among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., The CIT Group/Equipment Financing, Inc., as agent, and the other lenders specified therein.(2)

     27.1   Financial Data Schedule (2)

       (b)  Reports on Form 8-K:
            None

------------

(1) Incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-43965).

(2)  Filed herewith

                                    SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          HORIZON OFFSHORE, INC.

                                          By:/s/  DAVID W. SHARP
                                                  DAVID W. SHARP
                                             EXECUTIVE VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER

Date: August 14, 2000