Form 10-Q
period 2000-09-30
HORIZON OFFSHORE INC
filed 2000-11-13
CIK 1051431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23653

HORIZON OFFSHORE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	76-0487309
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

2500 CityWest Boulevard, Suite 2200
Houston, Texas 77042
(Address of principal executive offices)
(Zip code)

(713) 361-2600
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

The number of shares of the registrant's common stock outstanding as of November 1, 2000 was 18,844,854.

PART I  — FINANCIAL INFORMATION

Item 1.   Financial Statements

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,903	$8,117
Accounts receivable —
Contract receivables	36,907	16,675
Costs in excess of billings	11,835	4,172
Affiliated parties	44	3,086
Inventory	2,478	1,700
Other current assets	2,522	1,909

Total current assets	60,689	35,659
PROPERTY AND EQUIPMENT, net	177,365	163,353
OTHER ASSETS	3,847	3,389

	$241,901	$202,401

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,178	$4,247
Accrued liabilities	4,589	2,926
Accrued job costs	24,474	13,332
Billings in excess of costs	3,578	871
Current maturities of long-term debt	12,351	10,305

Total current liabilities	51,170	31,681
LONG-TERM DEBT, net of current maturities	80,797	68,986
DUE TO RELATED PARTIES	50	—
DEFERRED INCOME TAXES	7,465	4,634

Total liabilities	139,482	105,301
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value, 5,000,000 shares authorized, None issued and outstanding	—	—
Common stock, $1 par value, 35,000,000 shares authorized, 19,845,804 shares issued at September 30, 2000 and 19,826,480 issued at December 31, 1999	9,139	9,119
Additional paid-in capital	88,081	87,872
Retained earnings	11,804	6,835
Treasury stock, 1,007,032 shares at September 30, 2000 and 1,025,500 at December 31, 1999	(6,605)	(6,726)

Total stockholders' equity	102,419	97,100

	$241,901	$202,401

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
CONTRACT REVENUES	$56,286	$36,286	$108,780	$72,079
COST OF CONTRACT REVENUES	46,022	28,173	90,848	54,866

Gross profit	10,264	8,113	17,932	17,213
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,427	2,276	6,808	6,746

Operating income	7,837	5,837	11,124	10,467
OTHER:
Interest expense	(2,052)	(1,697)	(5,644)	(4,164)
Interest income and other	32	88	195	493

NET INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	5,817	4,228	5,675	6,796
INCOME TAX PROVISION	2,112	1,480	2,087	2,347

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3,705	2,748	3,588	4,449
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES	—	—	1,381	—

NET INCOME	$3,705	$2,748	$4,969	$4,449

EARNINGS PER SHARE — BASIC
NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$0.20	$0.15	$0.19	$0.24
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	0.07	—

NET INCOME	$0.20	$0.15	$0.26	$0.24

EARNINGS PER SHARE — DILUTED
NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$0.19	$0.15	$0.19	$0.24
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	0.07	—

NET INCOME	$0.19	$0.15	$0.26	$0.24

SHARES USED IN COMPUTING NET INCOME PER SHARE — BASIC	18,827,558	18,800,980	18,815,247	18,757,732
SHARES USED IN COMPUTING NET INCOME PER SHARE — DILUTED	19,758,322	18,921,705	19,384,844	18,810,196

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2000	1999
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$4,969	$4,449
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	6,552	5,488
Cumulative effect of accounting change	(2,126)	—
Deferred income taxes	2,831	2,347
Expense recognized for issuance of treasury stock to 401(K) plan	188	—
Changes in operating assets and liabilities —
Accounts receivable	(17,190)	(5,247)
Costs in excess of billings	(7,663)	958
Billings in excess of costs	2,707	(667)
Inventory	(778)	(324)
Other assets	(482)	—
Accounts payable	1,931	(4,078)
Accrued liabilities	1,663	(2,560)
Accrued job costs	11,142	5,032
Due to related parties	50	12

Net cash provided by operating activities	3,794	5,410
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases and additions to equipment	(15,947)	(17,864)
Drydock costs	(1,546)	(4,860)

Net cash used in investing activities	(17,493)	(22,724)
CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under notes payable and long-term debt	20,797	18,800
Loan fees	(234)	—
Principal payments on long-term debt	(8,240)	(7,776)
Stock option transactions and other	162	(18)

Net cash provided by financing activities	12,485	11,006

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,214)	(6,308)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,117	9,649

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,903	$3,341

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$4,943	$4,363
Purchase and additions to equipment with the issuance of treasury stock	$—	$998
Purchase and additions to equipment with the issuance of a capital lease obligation	$1,300	$—

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The consolidated interim financial statements included herein have been prepared by Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (Horizon), and are unaudited, except for the balance sheet at December 31, 1999, which has been prepared from the audited financial statements. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments necessary for a fair presentation of the financial position as of September  30, 2000, the statements of operations and cash flows for each of the three and nine month periods ended September 30, 2000 and 1999. Although management believes the unaudited interim related disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2000. The consolidated interim financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in our 1999 Annual Report on Form 10-K.

Organization

We provide offshore construction services to the oil and gas industry. These services generally consist of laying and burying marine pipelines for the transportation of oil and gas, and installing and salvaging production platforms and other marine structures. Work is performed primarily on a fixed-price or day-rate basis or a combination of these.

Interest Capitalization

Interest is capitalized on the average amount of accumulated expenditures for equipment that is undergoing major modifications and refurbishment prior to being placed into service. Interest is capitalized using an effective rate based on related debt until the equipment is placed into service. Interest expense for the three and nine month periods ended September 30, 2000 is net of $135,000 and $262,000 of capitalized interest, respectively. Interest capitalized during the three and nine month periods ended September 30, 1999 was $90,000 and $757,000, respectively.

Inventory

Inventory consists of structures obtained as a result of performing salvage services that are held for resale. The inventory is reported at the lower of cost or market value. We periodically assess the net realizable value of our inventory items.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, is effective beginning in the fourth quarter of 2000. Management currently believes that this new accounting pronouncement should not have any material effect on our consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.   PROPERTY AND EQUIPMENT:

Property and equipment consists of the following (in thousands):

	September 30, 2000	December 31, 1999
Barges, boats and related equipment	$181,634	$165,266
Land and buildings	7,835	7,586
Machinery and equipment	245	245
Office furniture and equipment	1,631	1,292
Leasehold improvements	1,689	1,409

	193,034	175,798
Less — Accumulated depreciation	(15,669)	(12,445)

Property and equipment, net	$177,365	$163,353

During the nine months ended September 30, 2000, we incurred $17.2 million of capital expenditures related to completing the upgrade of the Pacific Horizon's lift capacity from 800 tons to 1,000 tons, increasing the tension capacity of the Lonestar Horizon, the Gulf Horizon and the Brazos Horizon, increasing the burial capacity of the Canyon Horizon, and expanding the living quarters on the Atlantic Horizon.

On January 1, 2000, we changed depreciation methods from the straight-line method to the units-of-production method on our major barges and vessels to more accurately reflect the wear and tear of normal use. We believe that the units-of-production method is best suited to reflect the actual deterioration of our marine equipment. Depreciation expense calculated under the units-of-production method may be different than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than 25% of annual straight-line depreciation, and the cumulative depreciation based on utilization of each vessel will not be less than 50% of cumulative straight-line depreciation. For the nine months ended September 30, 2000, we recorded the cumulative effect of a $1.4 million adjustment, or $0.07 per share, which is net of taxes of $0.7 million related to changing depreciation methods from the straight-line method to the units-of-production method.

3.   STOCKHOLDERS' EQUITY

Earnings Per Share

Earnings per share data for all periods presented has been computed pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share” that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of September 30, 2000, we had outstanding options covering an aggregate of 2.0 million shares of common stock, of which 0.4 million options were exercisable.

Treasury Stock

During the nine months ended September 30, 2000, we contributed 18,468 shares of treasury stock to our 401(k) Plan. As of September 30, 2000, our treasury stock consisted of 1,007,032 shares at a cost of $6.6 million. We record treasury stock under the average cost basis.

4.   RELATED PARTY TRANSACTIONS

In August 1998, we entered into a master services agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates, L.P. and Westgate International, L.P. to charter support vessels on an as needed basis from Odyssea. As of September 30, 2000, we owed Odyssea $1.2 million as a result

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of services performed under this agreement, compared to $30,000 at December 31, 1999. During the nine months ended September 30, 2000, Odyssea billed us $7.0 million and we paid Odyssea $5.8 million for services rendered under the agreement. Odyssea billed us $2.8 million and we paid Odyssea $3.7 million during the nine months ended September 30, 1999.

5.   SUBSEQUENT EVENT SHELF REGISTRATION STATEMENT

On October 3, 2000, we filed a shelf registration statement with the SEC covering our sale of up to $125 million in common and preferred stock, depositary shares, warrants, debt securities and guarantees. Under this registration statement, we may sell securities from time to time in one or more separate offerings in amounts, at prices and on terms to be determined at the time of sale. It also allows selling stockholders, including our two largest stockholders, Elliott Associates, L.P. and Westgate International, L.P., to offer and sell up to 4.3 million shares of common stock should they decide to sell some of their shares.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and the discussion under “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our 1999 Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ from those expressed or implied by the forward-looking statements.

General

We provide marine construction services to the oil and gas industry primarily in the Gulf of Mexico and selected international locations. Our marine fleet installs pipelines to transport oil and gas from newly installed production platforms and other subsea production systems, and installs and removes production platforms and other marine structures.

We have assembled a fleet of eleven vessels, ten of which are currently operational. Our fleet is capable of a wide range of marine construction activities, including installing up to 48-inch pipelines and smaller diameter rigid and coiled-line pipe in water depths up to 850 feet, providing pipebury and all other services necessary to commence transporting oil and gas through an installed pipeline, and installing and removing production platforms and other marine structures. During 2000, we have upgraded the Pacific Horizon's lift capacity from 800 to 1,000 tons, increased the tension capacity of the Lonestar Horizon, the Gulf Horizon and the Brazos Horizon, increased the burial capacity of the Canyon Horizon, and expanded the living quarters on the Atlantic Horizon. We believe that our fleet allows us to compete in the Gulf for substantially all pipeline installation projects in shallow water depths of 200 feet and less and most projects in intermediate water depths of between 200 and 850 feet. We have also formed a joint venture with Det Sondenfjelds-Norske Dampkibsselskab ASA (DSND) which allows us to conduct deepwater pipelaying operations in the Gulf, offshore Mexico and Canada, and in the Caribbean.

Our operating results are directly tied to industry demand for our services, most of which are performed on the outer continental shelf in the Gulf. Demand for our services is primarily a function of the level of oil and gas activity in the Gulf of Mexico. If current oil and gas prices and drilling levels continue, we expect demand for our services to increase from their present levels.

Results of Operations

During the third quarter, our 500-ton derrick barge, the Atlantic Horizon, and our pipelay barge, the Gulf Horizon completed a substantial portion of our first major project in Mexico involving the installation, bury, hook-up, and commissioning of six pipelines for Pemex Exploracion y Produccion, the national oil company of Mexico. This project in the Cantarell Field represents our entry into Mexico. We have also begun work on another project for Pemex Exploracion y Produccion during the third quarter involving the installation, bury, hook-up and commissioning of seven pipelines in the Cantarell Field. We believe that these projects are important milestones in the execution of our international expansion strategy and further enhance our reputation in the international market. We will continue to pursue international construction projects in Mexico, as well as Central and South America and West Africa. We also completed a four-bundle pipelay project, which required laying four pipelines simultaneously, as well as several other large projects in the Gulf of Mexico during the quarter. Our backlog of work was approximately $49.2 million as of September 30, 2000.

Quarter Ended September 30, 2000 Compared to the Quarter Ended September 30, 1999

Contract Revenues.   Contract revenues were $56.3 million for the quarter ended September 30, 2000, compared to $36.3 million for the quarter ended September 30, 1999. The increase in revenues is primarily due to our international expansion into Mexico, as well as increased vessel utilization in the Gulf of Mexico. Our two projects in Mexico contributed approximately $21.0 million in revenues during the quarter ended September 30, 2000.

Gross Profit.   Gross profit was $10.3 million (18.2% of contract revenues) for the quarter ended September 30, 2000 compared to gross profit of $8.1 million (22.4% of contract revenues) for the quarter ended September 30, 1999. The decrease in gross profit as a percentage of revenues was primarily due to pricing pressures experienced in the Gulf of Mexico. Lower margins were bid on jobs awarded earlier in 2000 due to competitive market conditions.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses were $2.4 million (4.3% of contract revenues) for the three months ended September 30, 2000, compared with $2.3 million (6.3% of contract revenues) for the same period in 1999. The percentage decrease was primarily due to the increase in revenues without a corresponding increase in selling, general and administrative expenses.

Interest Expense.   Interest expense was $2.1 million for the three months ended September 30, 2000, net of $0.1 million interest capitalized, and $1.7 million for the same period last year, net of $0.1 million interest capitalized. Our total outstanding debt was $93.1 million at September 30, 2000, compared to $80.9 million at September 30, 1999. The outstanding debt increased as a result of improvements and upgrades to expand the capabilities of our fleet.

Other Income.   Included in other income is interest income on cash investments of $80,000 for the quarter ended September 30, 2000 and $88,000 for the third quarter in 1999.

Income Taxes.   We use the liability method of accounting for income taxes. For the quarter ended September 30, 2000, we recorded a federal income tax provision of $2.1 million, at a net effective rate of 36.3% on pre-tax net income of $5.8 million. For the quarter ended September 30, 1999, we recorded a federal income tax provision of $1.5 million, at a net effective rate of 35.0% on pre-tax net income of $4.2 million.

Net Income.   Net income for the quarter ended September 30, 2000 was $3.7 million, or $0.19 per share, diluted. This compares with net income of $2.7 million, or $0.15 per share, basic and diluted, for the quarter ended September 30, 1999.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

Contract Revenues.   Contract revenues were $108.8 million for the nine months ended September 30, 2000, compared to $72.1 million for the nine months ended September 30, 1999. Our revenues for the first nine months of 2000 increased compared to the same period last year due to the projects in Mexico and higher utilization of our vessels in the Gulf of Mexico. Our two projects in Mexico contributed approximately $32.0 million in revenues during the nine months ended September 30, 2000.

Gross Profit.   Gross profit was $17.9 million (16.5% of contract revenues) for the first nine months of 2000, compared to a gross profit of $17.2 million (23.9% of contract revenues) for the same period of 1999. The decrease in gross profit as a percentage of revenue was attributable to lower margins previously bid on jobs due to competitive market conditions.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses were $6.8 million (6.2% of contract revenues) for the nine months ended September 30, 2000, compared to $6.7  million (9.4% of contract revenues) for the same period of 1999. The percentage decrease was primarily due to the increase in revenues without a corresponding increase in selling, general and administrative expenses.

Interest Expense.   Interest expense for the nine months ended September 30, 2000 was $5.6 million net of $0.3 million of interest capitalized. Interest expense was $4.2 million for the nine months ended September 30, 1999, net of $0.8 million of interest capitalized.

Other Income.   Included in other income is interest income on cash investments for the nine months ended September 30, 2000 and 1999 of $232,000 and $319,000, respectively.

Income Taxes.   We use the liability method of accounting for income taxes. For the nine months ended September 30, 2000, we recorded a federal income tax provision of $2.1 million, at a net effective rate of 36.8% on a pre-tax income of $5.7 million. For the same period last year, we recorded a federal income tax provision of $2.3 million, at a net effective rate of 34.5% on pre-tax income of $6.8 million.

Cumulative Effect of Accounting Change.   We recorded a cumulative effect of $1.4 million, or $0.07 per share, net of taxes of $0.7 million related to changing depreciation methods from straight-line to the units-of-production method effective January 1, 2000. See Note 2 of the notes to consolidated financial statements.

Net Income.   Net income was $5.0 million, or $0.26 per share, basic and diluted, for the nine months ended September 30, 2000, which includes the effect of a cumulative adjustment of $1.4 million, or $0.07 per share, related to a change in accounting principle. Net income for the nine months ended September 30, 1999 was $4.4 million, or $0.24 per share, basic and diluted.

Liquidity and Capital Resources

Our primary liquidity needs are to fund improvements or additions to our fleet and to provide working capital to support our expanded operations. We had working capital of $9.5 million at September 30, 2000, compared to working capital of $4.0 million at December 31, 1999. Cash provided by operations was $3.8 million for the nine months ended September 30, 2000, compared to $5.4 million of cash provided by operations for the nine months ended September 30, 1999. The increase in working capital was primarily the result of an increase in contract receivables.

Outstanding borrowings under the term loan with the CIT Group, Inc. at September 30, 2000 were $78.0 million, which was borrowed at various dates. The first advance of $50.0 million under the term loan is due in 84 monthly principal installments of $463,000, the second advance of $5.0 million is due in 84 monthly principal installments of $46,000, the third advance of $13.8 million is due in 84 monthly principal installments of $128,000, the fourth advance of $14.5 million is due in 73 monthly installments of $154,000, and the fifth advance of $8.0 million is due in 59 monthly principal installments of $96,000 beginning January 30, 2001. The remaining principal balance of each borrowing is due at the end of the 84 months. Under this term loan, our total borrowings require a $791,000 monthly principal payment, which will increase to $887,000 per month beginning January 30, 2001. The term loan is secured by mortgages on all of our owned vessels.

We have a $30.0 million revolving credit facility with Wells Fargo Bank. At September 30, 2000, we had $12.7 million outstanding and an additional $3.2 million available under the revolving credit facility. Outstanding borrowings bear interest at LIBOR plus 2% and are secured by accounts receivable from customers. The revolving credit facility matures on December 31, 2001. Subsequent to September 30, 2000, we have paid down the revolving credit facility and as of November 1, 2000, we had $6.7 million outstanding borrowings and an additional $9.2 million available under the borrowing base calculation.

Both the term loan and the revolving credit facility require that certain conditions be met in order for us to obtain advances. These loans are secured by substantially all of our assets, including mortgages on all vessels owned by us, as well as accounts receivable. Both loan facilities contain customary defaults and require us to maintain certain financial ratios. The facilities also contain certain covenants that limit our ability to incur additional debt, pay dividends, create certain liens, sell assets and make capital expenditures. We were in compliance with all loan covenants as of September 30, 2000.

We believe that cash generated from operations, together with available borrowings under our revolving credit facility, will be sufficient to fund our currently planned capital projects and current working capital requirements. Planned capital expenditures for the remainder of 2000 are estimated to total approximately $5.0 million. Our strategy, however, is to make other acquisitions that will expand our operating capabilities and to continue to expand into selected international markets. To the extent we are successful in identifying acquisition or expansion opportunities, or we experience a significant increase in operating levels, we may require additional equity or debt financing depending on the size of the transaction.

Forward-Looking Statements

In addition to historical information, Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements regarding events and financial trends that may affect our future operating results and financial position. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

•   industry volatility, including the level of capital expenditures by oil and gas companies due to fluctuations in the price of oil and gas;

•   risks of growth strategy, including the risks of rapid growth;

•   operating hazards, including the unpredictable effect of natural occurrences on operations and the significant possibility of accidents resulting in personal injury and property damage;

•   the highly competitive nature of the marine construction business;

•   dependence on the continued strong working relationships with significant customers operating in the Gulf;

•   seasonality of the offshore construction industry in the Gulf;

•   the need for additional financing;

•   contract bidding risks;

•   percentage-of-completion accounting;

•   continued active participation of our executive officers and key operating personnel;

•   the effect on our performance of regulatory programs and environmental matters;

•   risks involved in the expansion of our operations into international offshore oil and gas producing areas; and

•   risks involved in joint venture operations, including difficulty in resolving disputes with present partners or reaching agreements with future partners.

Many of these factors are beyond our ability to control or predict. We caution investors not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update the forward-looking statements contained in this report, whether as a result of receiving new information, the occurrence of future events or otherwise.

These and other uncertainties related to the business are described in detail under the heading “Cautionary Statement” in our 1999 Annual Report on Form 10-K.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable

PART II — OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)     Exhibits

    3.1     Amended and Restated Certificate of Incorporation of the Company (1)

    3.2     Bylaws of the Company (1)

   10.1     Employment Agreement dated October 11, 1999 between Horizon Offshore Contractors, Ltd. and James Devine (2)

   27.1     Financial Data Schedule (2)

     (b)     Reports on Form 8-K:

None.

1 Incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-43965).

2 Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON OFFSHORE, INC.

By: /s/ DAVID W. SHARP David W. Sharp Executive Vice President and Chief Financial Officer

Date: November 13, 2000