Form 10-K
period 2000-12-31
HORIZON OFFSHORE INC
filed 2001-04-02
CIK 1051431

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-23653
                            ------------------------

                             HORIZON OFFSHORE, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     72-0487309
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

        2500 CITYWEST BOULEVARD                               77042
              SUITE 2200                                    (Zip Code)
            HOUSTON, TEXAS
    (Address of principal executive
               offices)

       Registrant's telephone number, including area code: (713) 361-2600

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $1.00 par value per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 2001 was approximately $346 million.

    The number of shares of the registrant's common stock, $1.00 par value per share, outstanding as of March 13, 2001 was 22,722,801.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement prepared in connection with the registrant's 2001 annual meeting of stockholders have been incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             HORIZON OFFSHORE, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                               TABLE OF CONTENTS

                                            PART I

Items 1. and 2.         Business and Properties.....................................      1
Item 3.                 Legal Proceedings...........................................     11
Item 4.                 Submission of Matters to a Vote of Security Holders.........     11
Item 4a.                Executive Officers of the Registrant........................     11

                                           PART II

Item 5.                 Market for Registrant's Common Equity and Related
                        Stockholder Matters.........................................     12
Item 6.                 Selected Financial Data.....................................     13
Item 7.                 Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     14
Item 7a.                Quantitative and Qualitative Disclosure About Market Risk...     18
Item 8.                 Financial Statements and Supplementary Data.................     19
Item 9.                 Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................     19

                                           PART III

Item 10.                Directors and Executive Officers of the Registrant..........     19
Item 11.                Executive Compensation......................................     19
Item 12.                Security Ownership of Certain Beneficial Owners and
                        Management..................................................     19
Item 13.                Certain Relationships and Related Transactions..............     19

                                           PART IV

Item 14.                Exhibits, Financial Statement Schedules and Reports on
                        Form 8-K....................................................     20
                        Financial Statements........................................    F-1
                        Signatures..................................................    S-1
                        Exhibit Index...............................................    E-1

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

GENERAL

    We provide marine construction services to the offshore oil and gas industry. We operate primarily in the United States Gulf of Mexico, and have recently expanded our operations to Mexico and Central and South America. Our marine fleet consists of eleven vessels, ten of which are currently operational. We have also established alliances and joint ventures with selected offshore service and energy companies to broaden the range of services we offer our customers, participate in the ultra-deepwater market and expand our operations internationally. The primary services we provide include:

    - installing pipelines in the Gulf of Mexico and selected international markets;

    - providing pipebury, hook-up and commissioning services; and

    - installing production platforms and other structures and then disassembling and salvaging them at the end of their life cycles.

    We believe that our expanded fleet allows us to compete in the Gulf of Mexico for substantially all pipeline installation projects in shallow water depths of 200 feet and less and most other projects on the outer continental shelf.

INDUSTRY CONDITIONS

    Our operating results are directly tied to industry demand for our services, most of which are performed on the continental shelf in the Gulf and recently offshore Mexico, and, to a lesser degree, seasonal impact. Demand for our services is primarily a function of the level of oil and gas activity in our market areas. Due to the time required to drill a well and fabricate a production platform, demand for our services usually lags exploratory drilling by six to 18 months. The strong market conditions, including energy commodity prices, rising rig count and construction permitting trends, indicate the likelihood of demand increases. We believe our operating results are significantly affected by improvements in market conditions, our enhanced fleet capabilities and our management expertise.

    Secondarily, the marine construction industry in the Gulf of Mexico historically has been highly seasonal with contracts typically awarded in the spring and early summer and performed before the onset of adverse weather conditions in the winter. The scheduling of much of our work is affected by weather conditions and many projects are performed within a relatively short period of time. We intend to partially offset the seasonality of our core operations in the Gulf by pursuing select international expansion opportunities in counter-seasonal markets, such as offshore Central and South America and West Africa. The locations of these regions provide a counter-seasonal balance to our domestic operations which will offset pressure on our first and fourth quarter earnings. In addition, the similar operating environments and geographic proximity of these regions, enable us to compete profitably in these markets.

SCOPE OF OPERATIONS

    We are a leading provider of marine construction services in the Gulf of Mexico. We expanded our operations to offshore Mexico in 2000 and also performed a project offshore Ecuador. We laid 183 miles of pipe and buried 133 miles of pipe of various diameters in various depths during 2000. We can install and bury pipelines with an outside diameter (including concrete coating) of up to 48 inches. During 2000, we also installed or removed 40 offshore platforms. We can install platforms of up to 1,000 tons using our derrick barges. In 2000, we performed a total of 93 contracts.

    Our highly specialized pipelay and pipebury vessels, the AMERICAN HORIZON, CANYON HORIZON, CAJUN HORIZON, BRAZOS HORIZON, LONE STAR HORIZON and GULF HORIZON install and bury pipelines of various diameters. Our pipelay vessels employ conventional S-lay technology, which is appropriate for operating on the U.S. continental shelf and in many international areas. Conventional pipeline installation involves the sequential assembly of pieces of pipe through an assembly line of welding stations that run the length of the pipelay vessel. Welds are then tested and coated on the deck of the pipelay barge. The pipe is then supported off the stern and into the water via a ramp that is referred to as a "pontoon" or "stinger." The ramp supports the pipe to some distance under the water and prevents over-stressing as it curves into a horizontal position downward toward the sea floor. The barge is then moved forward by its anchor winches and the pipeline is laid on the sea floor. The suspended pipe forms an elongated "S" shape as it undergoes a second bend above the contact point on the sea floor. During the pipelay process, divers regularly inspect the pipeline to ensure that there are no obstructions on the sea floor, that the ramp is providing proper support and that the pipeline is settling correctly. During 2000, we increased the tension capacity of the LONE STAR HORIZON, GULF HORIZON and BRAZOS HORIZON, to provide our vessels with greater operating capabilities and the ability to install larger diameter pipelines at greater water depths.

    Pipelines installed on the continental shelf or located in water depths of 200 feet or less are required by the regulations of the United States Department of Interior's Minerals Management Service to be buried at least three feet below the sea floor. Jet sleds towed behind pipelay/pipebury barges are used to bury pipelines on smaller pipe installation projects. Towed jet sleds are less likely to damage the pipeline being laid or any existing pipelines that the pipeline may cross. Towed jet sleds use a high pressure stream of air and water which is pumped from the barge to create a trench into which the pipe is then laid. For larger pipe burying projects, or where deeper trenching is required, we use the CANYON HORIZON, our dedicated bury barge. During 2000, we increased its burial capacity. It is one of only two dedicated pipebury barges operating in the Gulf and can bury pipelines more efficiently and to greater depths than any other vessel in the Gulf. We match our burying approach to the requirements of each specific contract by using the CANYON HORIZON for burying larger projects and our towed jet sleds behind pipelay barges for burying smaller projects.

    Our fleet also includes the PEARL HORIZON, a multi-purpose vessel. This vessel performs diving support services such as connecting pipelines to platforms and other pipelines (tie-ins), filling pipelines with water under pressure to test for tensile strength (hydrostatic testing) and commencing production from a platform (commissioning services). The PEARL HORIZON'S capabilities were also modified to permit it to tow other vessels.

    We install and remove or salvage offshore fixed platforms. We have substantially expanded our operating capabilities in this market area. We constructed a derrick barge, the PACIFIC HORIZON, which commenced operations in March 1999, to complement the ATLANTIC HORIZON that we acquired in June 1998. During 2000, we expanded the living quarters of the ATLANTIC HORIZON. The PACIFIC HORIZON'S lift capacity was increased from 800 tons to 1,000 tons in February 2000 to allow it to perform larger installation projects. This upgrade allowed the PACIFIC HORIZON to install a production platform off the coast of Ecuador. Derrick barges are equipped with cranes designed to lift and place platforms, structures or equipment into position for installation. In addition, they can be used to disassemble and remove platforms and prepare them for salvage or refurbishment. We also have an alliance with Cal Dive
International, Inc. to provide Cal Dive with greater derrick barge and heavy lift capacity to remove structures for salvage that exceed the capacity of their equipment. We believe that the need to salvage platforms in the Gulf will increase as older structures are decommissioned and are required to be removed pursuant to regulatory requirements.

    We recently expanded our alliance with Cal Dive International, Inc. to include surface diving, which is done to inspect the pipeline as it is being laid, monitor the pipebury activities, connect pipelines to production platforms and assist derrick barges in the installation and removal of structures. We believe that having Cal Dive perform our surface diving will allow us to concentrate on our core activities and improve efficiencies.

    Our customers award contracts by means of a highly competitive bidding process. In preparing a bid, we must consider a variety of factors, including estimated time necessary to complete the project, and the location and duration of current and future projects. We have placed a strong emphasis on the sequential structuring of scheduled work in adjacent areas. Sequential scheduling reduces mobilization and de-mobilization time and costs associated with each project and increases profitability. We employ core groups of experienced offshore personnel that work together on particular types of projects to increase our bidding accuracy. We often obtain the services of workers outside our core employee groups by subcontracting with other parties. Our management examines the results of each bid submitted, reevaluates bids, and implements a system of controls to maintain and improve the accuracy of the bidding process. The accuracy of the various estimates in preparing a bid is critical to our profitability.

    Our contracts are typically of short duration, being completed in periods as short as several days to periods of up to several months for projects involving our larger pipelay vessels. We perform most of our projects on a fixed-price or "lump sum" basis, although a few projects are performed on a cost-plus basis. Under a fixed-price contract, the price stated in the contract is subject to adjustment only for change orders placed by the customer. As a result, we are responsible for all cost overruns. Furthermore, our profitability under a fixed-price contract is reduced when the contract takes longer to complete than estimated. Similarly, our profitability will be increased if we can perform the contract ahead of schedule. Under cost-plus arrangements, we receive a specified fee in excess of direct labor and material cost and are protected against cost overruns, but do not benefit directly from improved performance.

MARINE EQUIPMENT

    The following table describes our marine vessels.

                                                                     MAXIMUM
                                                        MAXIMUM      PIPELAY
                                            LENGTH    DERRICK LIFT   DIAMETER      DATE          DATE
       VESSEL             VESSEL TYPE       (FEET)       (TONS)      (INCHES)    ACQUIRED      DEPLOYED
       ------             -----------      --------   ------------   --------   -----------   -----------
American Horizon.....  Pipelay/Pipebury      180            --          18       Feb. 1996     Apr. 1996
Cajun Horizon........  Pipelay/Pipebury      140            --          12       Jun. 1996     Jul. 1996
Lone Star Horizon....  Pipelay/Pipebury      320            --          48       Nov. 1997     Jan. 1998
Gulf Horizon.........  Pipelay/Pipebury      350            --          42       Jul. 1997     Feb. 1998
Brazos Horizon.......  Pipelay/Pipebury      210            --          36       Apr. 1999     May 1999
                       Diving Support
Pearl Horizon........  Vessel                184            --          --       Oct. 1997     Apr. 1998
                       Diving Support
Stephaniturm.........  Vessel                230            --          --       Apr. 1998     May 1998
Canyon Horizon.......  Pipebury              330            --          --       Nov. 1997     Jun. 1998
Atlantic Horizon.....  Derrick Barge         420           550          --       Jun. 1998     Jun. 1998
Pacific Horizon......  Derrick Barge         350         1,000          --       May 1998      Mar. 1999
Phoenix Horizon......  Derrick/Pipelay       300           250          24       Jul. 1997        (1)

------------------------

(1) Will not be deployed until needed for operations, currently bidding on international contracts.

    We own all of our marine vessels and have placed mortgages on them to secure our term loan. See Note 4 of our notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Under governmental regulations and our insurance policies, we are required to maintain the vessels in accordance with standards of seaworthiness, safety and health prescribed by governmental regulations and applicable vessel classification societies. We believe we are in compliance with all governmental regulations and insurance policies regarding the operation and maintenance of our vessels.

    In the normal course of our operations, we also lease or charter other vessels, such as diving support vessels, tugboats, cargo barges, utility boats and support vessels.

CAL DIVE JOINT VENTURE

    On March 1, 2001, we signed a definitive agreement with Cal Dive forming a joint venture, 50% owned by us, to perform deepwater reel pipelaying projects in the U.S. Gulf of Mexico. We believe that a joint venture with an experienced subsea development contractor like Cal Dive will expand our operating capabilities and facilitate participating in the deepwater market segment. We will jointly manage and staff the joint venture with Cal Dive. The joint venture will charter the SEA SORCERESS, a 374 foot vessel with a 10,000 ton deck load capacity that is being converted to a dynamically positioned multi-service vessel, and other vessels from Cal Dive on an as-needed basis to perform deepwater small diameter pipelaying projects. The joint venture will require an estimated capital expenditure of approximately $15 million, of which we will pay 50%, to design, construct and install the reel pipelay equipment to be used to perform pipelaying operations. Construction of a spooling facility to support the joint venture and other reel pipelaying requirements at our marine base in Port Arthur, Texas began in February 2001, at an estimated cost of $2.5 million to us.

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

CUSTOMERS

    Our customers have primarily been the oil and gas companies operating on the U.S. continental shelf. In 2000, we provided offshore marine construction services to approximately 58 customers. We began two major projects for an affiliate of Petroleos Mexicanos (Pemex) and completed a project offshore Ecuador in 2000. Pemex accounted for 36.1% of our revenues for the year 2000. Our management team concentrates on maintaining close relationships with engineering firms that manage the award and provision of marine construction services for many of the independent oil and gas producers.

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

BACKLOG

    As of December 31, 2000, our backlog supported by written agreements totaled $50.0 million, compared to our backlog at December 31, 1999 of $10.0 million. As of March 1, 2001, backlog supported by written agreements amounted to $47.0 million. Backlog is typically lower in the fourth and first quarters of the year due to the seasonality and weather conditions in the Gulf during the winter months. As we move into international market areas, where projects tend to have longer lead times and result in earlier awards, our backlog may increase. We do not consider backlog amounts to be a reliable indicator of annual revenues, because most projects are awarded and performed within a relatively short period of time.

SEASONALITY, CYCLICALITY AND FACTORS AFFECTING DEMAND

    The marine construction industry in the Gulf historically has been highly seasonal with contracts being awarded in the spring and early summer and performed before the onset of adverse weather conditions in the winter. The scheduling of much of our work is affected by weather conditions and other factors, and many projects are performed within a relatively short period of time. We intend to partially offset the seasonality of our operations in the Gulf by continuing our international expansion.

    The level and volatility of oil and gas prices have a strong effect on exploration and production activities offshore which ultimately affect the demand for our services. Capital expenditures of oil and gas companies are influenced by:

    - the price of oil and gas and industry perception of future prices;

    - the ability of the oil and gas industry to access capital;

    - the cost of exploring for, producing and delivering oil and gas;

    - sale and expiration dates of offshore leases in the United States and abroad;

    - discovery rates of new oil and gas reserves in offshore areas; and

    - local and international political and economic conditions.

INSURANCE

    Our operations are subject to the inherent risks of offshore marine activity, including accidents resulting in the loss of life or property, environmental mishaps, mechanical failures and collisions. We insure against these risks at levels we believe are consistent with industry standards. We believe that our insurance is adequate to cover the cost of replacing any of our vessels that are lost and most other offshore risks. However, certain risks are either not insurable or insurance is available only at rates that are not economical. We cannot assure that any such insurance will be sufficient or effective under all circumstances or against all hazards to which we may be subject.

COMPETITION

    The marine construction industry is highly competitive. Competition is influenced by such factors as price, availability and capability of equipment and personnel, and reputation and experience of management. Contracts for work in the Gulf of Mexico are typically awarded on a competitive bid basis one to three months prior to commencement of operations. Customers usually request bids from companies they believe are technically qualified to perform the project. Our marketing staff contacts offshore operators known to have projects scheduled to ensure an opportunity to bid for these projects. Although we believe customers consider, among other things, the availability and technical capabilities of equipment and personnel, the condition of equipment and the efficiency and safety record of the contractor, price is the primary factor in determining which qualified contractor is awarded the contract. Because of the lower degree of complexity and capital costs involved in shallow water marine construction activities, there are a number of companies with one or more pipelay barges capable of installing pipelines in shallow water. We currently compete in the Gulf in water depths of 200 feet or less primarily with Global Industries, Ltd., Torch Offshore, Inc. and a few other smaller contractors. In projects in water depths of 200 feet or more or where a higher degree of complexity is involved, competition generally is limited to Global Industries, McDermott International, Inc., and from time to time other international companies that may have vessels operating in the Gulf. We compete primarily with Global Industries, McDermott and Offshore Specialty Fabricators, Inc. for the installation and removal of production platforms. We believe that our reputation, experienced management and competitive pricing are key advantages.

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

    In addition, we depend on the demand for our services from the oil and gas industry and, therefore, our business is affected by laws and regulations, as well as changing taxes and policies relating to the oil and gas industry. In particular, the exploration and development of oil and gas properties located on the continental shelf of the United States is regulated primarily by the Minerals Management Service. The Minerals Management Service must approve and grant permits in connection with drilling and development plans submitted by oil and gas companies. Delays in the approval of plans and issuance of permits by the Minerals Management Service because of staffing, economic, environmental or other reasons could adversely affect our operations by limiting demand for services.

    Certain of our employees are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law. These laws make liability limits under state workers' compensation laws inapplicable and permit these employees to bring suit for job related injuries with generally no limits on our potential liability.

ENVIRONMENTAL REGULATION

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

EMPLOYEES

    As of December 31, 2000, we had approximately 467 employees, including 280 operating personnel and 187 corporate, administrative and management personnel. These employees are not unionized or employed pursuant to any collective bargaining agreement or any similar agreement. We believe our relationship with our employees is good.

    Our ability to expand operations and meet increased demand for our services depends on our ability to increase our workforce. A significant increase in the wages paid by competing employers could result in a reduction in the skilled labor force, and/or increases in the wage rates paid. If either of these occurs to the extent that such wage increases could not be passed on to our customers, our growth and profitability could be impaired.

PROPERTIES

    Our corporate headquarters is located in Houston, Texas, in approximately 67,900 square feet of leased space under a lease which expires in 2008.

    We operate our marine support base and storage facility for marine structures that may be salvaged by our marine fleet from approximately 23 acres with approximately 6,000 feet of waterfront on a peninsula in Sabine Lake near Port Arthur, Texas with direct access to the Gulf. The facility has more than 3,000 feet of deepwater access for docking barges and vessels.

CAUTIONARY STATEMENT

    Certain statements made in this Annual Report that are not historical facts are intended to be "forward-looking statements". Such forward-looking statements may include statements that relate to:

    - our business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies;

    - our objectives;

    - projected or anticipated benefits from future or past acquisitions; and

    - projections involving anticipated capital expenditures or revenues, earnings or other aspects of capital projects or operating results.

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

    All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are beyond our control. Any one of such influences, or a combination, could materially affect the results of our operations and the accuracy of forward-looking statements made by us. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

    - industry volatility, including the level of capital expenditures by oil and gas companies due to fluctuations in the price, and perceptions of the future price, of oil and gas;

    - risks of growth strategy, including the risks of rapid growth;

    - operating hazards, including the unpredictable effect of natural occurrences on operations and the significant possibility of accidents resulting in personal injury and property damage;

    - the highly competitive nature of the marine construction business;

    - dependence on the continued strong working relationships with significant customers operating in the Gulf;

    - seasonality of the offshore construction industry in the Gulf;

    - the need for additional financing;

    - contract bidding risks;

    - percentage-of-completion accounting;

    - continued active participation of our executive officers and key operating personnel;

    - the effect on our performance of regulatory programs and environmental matters;

    - risks involved in the expansion of our operations into international offshore oil and gas producing areas; and

    - risks involved in joint venture operations, including difficulty in resolving disputes with present partners or reaching agreements with future partners.

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

OUR RAPID GROWTH AND GROWTH STRATEGY INVOLVE RISKS

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

OPERATING HAZARDS MAY INCREASE OUR OPERATING COSTS; WE HAVE LIMITED INSURANCE
  COVERAGE

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

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY

    Our business is highly competitive because construction companies operating offshore compete vigorously for available projects, which are typically awarded on a competitive bid basis. This competitive bid process could adversely affect our growth because our expansion strategy depends on being awarded projects in areas where we have not performed operations.

    Several of our competitors and potential competitors are larger and have greater financial and other resources than us. Competitors with greater financial resources may be willing to sustain losses on certain projects to prevent further market entry by other competitors. In addition, marine construction vessels have few alternative uses and high maintenance costs, whether they are operating or not. As a result, some companies may bid contracts at rates below our rates. These factors may adversely affect the number of contracts that are awarded to us. Additionally, as a result of the competitive bidding process, our significant customers vary over time.

THE SEASONALITY OF THE MARINE CONSTRUCTION INDUSTRY MAY ADVERSELY AFFECT OUR
  OPERATIONS

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

OUR ACQUISITION GROWTH STRATEGY MAY REQUIRE ADDITIONAL FINANCING

    Our acquisition strategy may require significant amounts of additional capital. We may have to incur substantial indebtedness to finance future acquisitions and may issue additional equity securities in connection with such acquisitions.

WE INCUR RISKS ASSOCIATED WITH CONTRACT BIDDING

    Substantially all of our projects are performed on a fixed-price basis. Changes in offshore job conditions and variations in labor and equipment productivity may affect the revenue and costs on a contract. These variations may affect our gross profits. In addition, during the summer construction season, we typically bear the risk of delays caused by adverse weather conditions.

WE UTILIZE PERCENTAGE-OF-COMPLETION ACCOUNTING

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

OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL CONTROL

    Elliott International, L.P. and Highwood Partners, L.P. are our two largest stockholders. They each beneficially own approximately 15.7% of our outstanding common stock. As a result, each exercises substantial influence on the outcome of all matters requiring a stockholder vote, including the election of directors.

WE ARE DEPENDENT ON KEY PERSONNEL

    Our success depends on, among other things, the continued active participation of our executive officers and certain of our other key operating personnel. Our officers and personnel have extensive experience in the marine construction industry, both domestic and internationally. The loss of the services of any one of these persons could adversely impact our ability to implement our expansion strategy.

WE MAY INCUR ADDITIONAL EXPENDITURES TO COMPLY WITH GOVERNMENTAL REGULATIONS

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

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO SIGNIFICANT RISKS

    A key element of our expansion strategy has been to expand our operations into selected international oil and gas producing areas which we will continue to do. These international operations are subject to a number of risks inherent in any business operating in foreign countries including, but not limited to:

    - political, social, and economic instability;

    - potential seizure or nationalization of assets;

    - increased operating costs;

    - modification or renegotiating of contracts;

    - import-export quotas; and

    - other forms of government regulation which are beyond our control.

    Our international operations have not yet been affected materially by such conditions or events, but if our international operations expand, the exposure to these risks will increase. As a result, we could, at any one time, have a significant amount of our revenues generated by operating activity in a particular country. Therefore, our results of operations could be susceptible to adverse events beyond our control that could occur in the particular country in which we are conducting such operations.

    Additionally, our competitiveness in international market areas may be adversely affected by regulations, including but not limited to regulations requiring:

    - the awarding of contracts to local contractors;

    - the employment of local citizens; and

    - the establishment of foreign subsidiaries with significant ownership positions reserved by the foreign government for local citizens.

    We cannot predict what types of the above events may occur.

THERE ARE RISKS ASSOCIATED WITH OUR JOINT VENTURE OPERATIONS

    We believe that we will conduct many of our international operations through joint ventures, jointly managed by us and the joint venture partner. Our joint venture with Cal Dive and the operating vessels made available to us will operate primarily in the Gulf of Mexico. Under its terms, though we will jointly manage and staff the joint venture, we do not have the ability to fully control the business and affairs of the joint venture. We anticipate entering into additional joint ventures with other entities if we expand into other international market areas. We cannot assure that we will undertake such joint ventures or, if undertaken, that such joint ventures will be successful.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    Listed below are the names, ages and offices held by our executive officers as of March 1, 2001.

NAME                                    AGE                   POSITIONS WITH THE COMPANY
----                                  --------                --------------------------
Bill J. Lam.........................     34      President, Chief Executive Officer and Director
David W. Sharp......................     47      Executive Vice President and Chief Financial Officer
R. Clay Etheridge...................     46      Executive Vice President and Chief Operating Officer
James K. Cole.......................     54      Senior Vice President

    Executive officers are appointed by our board of directors, subject to rights under employment agreements.

    BILL J. LAM is our President, Chief Executive Officer and a Director.
Mr. Lam has served as our President and Chief Executive Officer since
December 1997. From July 1997 to November 1997, Mr. Lam was our Vice President--Operations. Prior to being employed by us, Mr. Lam held various supervisory positions for the following providers of marine construction services to the offshore oil and gas industry: Lowe Offshore, Inc. (from January 1997 to July 1997), J. Ray McDermott, S.A. (from January 1995 to January 1997), and OPI International, Inc. (from August 1990 to January 1995).

    DAVID W. SHARP is our Executive Vice President and Chief Financial Officer. Mr. Sharp has served as our Executive Vice President and Chief Financial Officer since December 1997. From October 1996 to November 1997, Mr. Sharp was Vice President--Finance. He held various positions from January 1995 to October 1996 with McDermott, including world-wide project leader for the implementation of accounting and financial systems. He was controller-Atlantic Division and Director of Management Information of OPI International from November 1990 to January 1995.

    R. CLAY ETHERIDGE is our Executive Vice President and Chief Operating Officer. Mr. Etheridge has served as our Executive Vice President and Chief Operating Officer since September 1999. Prior to joining us, Mr. Etheridge served as Vice President of International Operations for Global Industries from March 1997 to September 1999. Mr. Etheridge has held executive management positions with McDermott in southeast Asia, and OPI International, with responsibility for Gulf of Mexico and West African operations, and served as project manager for Heerema Marine Contractors.

    JAMES K. COLE is our Senior Vice President and has held that position since December 1997. From November 1996 to November 1997, Mr. Cole was Vice President--Human Resources and Risk Management. He was manager of corporate safety and health of McDermott from January 1995 to September 1996 and director of corporate health, safety and environment for OPI International from April 1991 to January 1995. On the advice of counsel, Mr. Cole filed a voluntary petition for personal bankruptcy in July 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock, $1.00 par value, is traded on the Nasdaq National Market under the symbol "HOFF". At March 13, 2001, we had approximately 28 holders of record of the common stock.

    The following table sets forth the high and low closing bid prices per share of our common stock, as reported by the Nasdaq National Market, for each fiscal quarter during the past two fiscal years.

                                                                  LOW        HIGH
                                                                --------   --------
  2001:
      First Quarter (through March 13, 2001)..................   $16.50     $24.69

  2000:
      Fourth Quarter..........................................   $13.75     $19.75
      Third Quarter...........................................   $14.00     $19.13
      Second Quarter..........................................   $ 6.32     $17.56
      First Quarter...........................................   $ 4.94     $ 9.94

  1999:
      Fourth Quarter..........................................   $ 4.63     $ 7.78
      Third Quarter...........................................   $ 7.00     $ 9.44
      Second Quarter..........................................   $ 6.19     $ 8.31
      First Quarter...........................................   $ 4.50     $ 7.44

    We intend to retain all of the cash our business generates to fund future growth and meet our working capital requirements. We do not plan to pay cash dividends on our common stock in the foreseeable future. In addition, our debt agreements prevent us from paying dividends or making other distributions to our stockholders.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data for the periods ended December 31, 2000, 1999, 1998, 1997 and 1996 are derived from our audited financial statements. You should read the information below together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included in this Annual Report.

                                                             YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------
                                                 2000       1999       1998       1997     1996(1)
                                               --------   --------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Contract revenues............................  $160,532   $89,015    $119,802   $36,144    $14,088
Costs of contract revenues...................   136,146    72,181      91,961    30,104     21,616
                                               --------   -------    --------   -------    -------
  Gross profit (loss)........................    24,386    16,834      27,841     6,040     (7,528)
Selling, general and administrative
  expenses...................................     9,401     9,043       8,120     2,788      2,047
                                               --------   -------    --------   -------    -------
  Operating income (loss)....................    14,985     7,791      19,721     3,252     (9,575)
Other:
  Interest expense...........................    (7,730)   (5,759)     (3,000)   (1,703)    (1,662)
  Interest income............................       718       480         187        84         --
  Gain on sale of assets.....................         6        10          20       614         --
  Other income (expense).....................       (84)      158          17        29         40
                                               --------   -------    --------   -------    -------
Net income (loss) before income taxes........     7,895     2,680      16,945     2,276    (11,197)
Provision (benefit) for income taxes.........     2,902     1,001       4,485        --     (1,617)
                                               --------   -------    --------   -------    -------
Net income (loss) before cumulative effect of
  accounting change..........................     4,993     1,679      12,460     2,276     (9,580)
Cumulative effect of accounting change, net
  of taxes of $743...........................     1,381        --          --        --         --
                                               --------   -------    --------   -------    -------
Net income (loss)............................  $  6,374   $ 1,679    $ 12,460   $ 2,276    $(9,580)
                                               ========   =======    ========   =======    =======
Net income (loss) per share before cumulative
  effect of accounting change--basic.........  $   0.27   $  0.09    $   0.69   $  0.17    $ (0.70)
Cumulative effect of accounting change.......      0.07        --          --        --         --
                                               --------   -------    --------   -------    -------
Net income (loss) per share--basic...........  $   0.34   $  0.09    $   0.69   $  0.17    $ (0.70)
                                               ========   =======    ========   =======    =======
Net income (loss) per share before cumulative
  effect of accounting change--diluted.......  $   0.26   $  0.09    $   0.69   $  0.17    $ (0.70)
Cumulative effect of accounting change.......      0.07        --          --        --         --
                                               --------   -------    --------   -------    -------
Net income (loss) per share--diluted.........  $   0.33   $  0.09    $   0.69   $  0.17    $ (0.70)
                                               ========   =======    ========   =======    =======
STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) operating
  activities.................................  $ 10,688   $15,705    $ 10,481   $ 3,491    $(9,568)
Net cash used in investing activities........   (20,143)  (26,475)    (79,267)  (28,306)   (25,916)
Net cash provided by financing activities....    10,581     9,238      75,589    25,011     38,134
OTHER NON-GAAP FINANCIAL DATA:
EBITDA(2)....................................  $ 24,498   $15,533    $ 24,206   $ 4,897    $(8,820)
OTHER FINANCIAL DATA:
Depreciation and amortization................  $  9,591   $ 7,574    $  4,448   $ 1,002    $   715
Capital expenditures.........................    19,281    24,396      95,725    38,267     29,999

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
BALANCE SHEET DATA:
Working capital.............................................  $ 9,952    $ 3,978
Property and equipment, net.................................  176,895    163,353
Total assets................................................  239,425    202,401
Long-term debt, net of current maturities...................   78,415     68,986
Stockholders' equity........................................  104,035     97,100

------------------------
(1) Results are from inception (December 20, 1995) through December 31, 1996.

(2) We calculate EBITDA as earnings before interest expense, interest income, income taxes, depreciation and amortization. EBITDA is a supplemental financial measurement we use to evaluate our business. We believe that EBITDA provides supplemental information about our ability to meet future requirements for debt service, capital expenditures and working capital. It is not intended to depict funds available for reinvestment or other discretionary uses. We believe factors that should be considered by investors in evaluating EBITDA include, but are not limited to, trends in EBITDA as compared to cash flow from operations, debt service requirements and capital expenditures. Our measurement of EBITDA may not be comparable to EBITDA as calculated by other companies. Further, you should not consider EBITDA in isolation as an alternative to, or more meaningful than, net income, cash flow provided by operations or any other measure of performance determined in accordance with generally accepted accounting principles as an indicator of our profitability or liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ from those expressed or implied by the forward-looking statements. See "Cautionary Statement."

GENERAL

    We provide marine construction services to the oil and gas industry primarily in the Gulf of Mexico and selected international locations. Our marine fleet installs offshore pipelines to transport oil and gas from newly installed production platforms and other subsea production systems, and installs and salvages production platforms and other marine structures. Our present management team assumed its current role in 1997 and has aggressively expanded our operations. We now have a fleet of eleven vessels capable of providing a full range of pipeline and derrick services in varying water depths. We currently operate ten of these vessels, consisting of five pipelay/pipebury barges, a dedicated pipebury barge, two derrick barges and two diving support vessels.

    The demand for offshore construction services in the Gulf depends largely on the condition of the oil and gas industry and, in particular, the level of capital expenditures by oil and gas companies for developmental construction. These expenditures are influenced by:

    - prevailing oil and gas prices;

    - expectations about future demand and prices;

    - the cost of exploring for, producing and developing oil and gas reserves;

    - the discovery rates of new oil and gas reserves;

    - sale and expiration dates of offshore leases in the United States and abroad;

    - political and economic conditions;

    - governmental regulations; and

    - the availability and cost of capital.

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

RESULTS OF OPERATIONS

    The discussion below describes our results of operations. Improvements in the marine construction business are reflected in our results for the year ended December 31, 2000. We believe our enhanced equipment capabilities have strengthened our competitive position. Horizon has been awarded several large projects during 2000 which demonstrates our reputation for superior execution and the confidence that our customers have in our abilities. In 2000, we mobilized our 500-ton derrick barge, the ATLANTIC HORIZON, and our pipelay barge, the GULF HORIZON, to begin work on the construction of a major project for Pemex. The project for the construction of six pipelines in the Cantarell Field represented our entry into Mexico. We have completed a substantial portion of this initial project and have begun construction on another Pemex project for the installation, bury, hook-up and commissioning of seven pipelines in the Cantarell Field. We believe that these projects are important milestones in the execution of our international strategy and further enhance our reputation in the international market. We will continue to pursue international construction projects in Mexico, as well as Central and South America and West Africa. In 2000, we also completed a project offshore Ecuador and several other larger projects in the U.S. Gulf of Mexico, including installation of 22 miles of 20-inch gas pipeline as part of the Hickory Pipeline Lateral Project and a four-bundle pipelay project which required laying four pipelines simultaneously. Our backlog of work was approximately $50 million as of December 31, 2000.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

RESULTS OF OPERATIONS

CONTRACT REVENUES.

    Contract revenues were $160.5 million for 2000 compared with $89.0 million for 1999. Our revenues for 2000 increased 80.3% compared with the same period last year due to the projects in Mexico and higher utilization of our vessels in the Gulf of Mexico. Our two projects in Mexico contributed approximately
$57.9 million in revenues during 2000.

GROSS PROFIT.

    Gross profit was $24.4 million (15.2% of contract revenues) for 2000 compared with a gross profit of $16.8 million (18.9% of contract revenues) for 1999. The decrease in gross profit as a percentage of revenues is attributable to lower margins previously bid on jobs due to competitive market conditions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

    Selling, general and administrative expenses increased to $9.4 million (5.9% of contract revenues) for 2000, compared with $9.0 million (10.2% of contract revenues) for 1999. The percentage decrease was primarily due to the increase in revenues without a corresponding significant increase in selling, general and administrative expenses.

INTEREST EXPENSE.

    Interest expense for 2000 was $7.7 million, net of $0.3 million interest capitalized. Interest expense for 1999 was $5.8 million, net of $0.8 million interest capitalized. Total outstanding debt was $90.9 million at December 31, 2000 compared with $79.3 million at December 31, 1999.

INTEREST INCOME.

    Interest income includes interest from cash investments for the year ended December 31, 2000 and 1999 of $718,000 and $480,000, respectively.

OTHER INCOME (EXPENSE).

    Other income (expense) for the year ended December 31, 2000, consisted of equity losses of $221,000 related to the DSND joint venture, $122,000 of revenue earned from billings to the DSND joint venture for administrative services and $15,000 of miscellaneous income. Other income (expense) for the year ended December 31, 1999, consisted of $127,000 of insurance proceeds, $63,000 of revenue earned from billings to the DSND joint venture for administrative services, equity losses of $12,000 related to the DSND joint venture and $20,000 of miscellaneous expense.

INCOME TAXES.

    We use the liability method of accounting for income taxes. Excluding $743,000 of deferred tax provision attributable to the accounting change in 2000, we recorded a federal income tax expense of $2.9 million, at a net effective rate of 36.8% on pre-tax income of $7.9 million. In 1999, we recorded a federal income tax provision of $1.0 million, at a net effective rate of 37.4% on pre-tax income of $2.7 million.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE.

    We recorded a cumulative effect of $1.4 million, or $0.07 per share, net of taxes of $0.7 million related to changing depreciation methods from straight-line to the units-of-production method effective January 1, 2000. See
Note 1 of the notes to consolidated financial statements.

NET INCOME.

    Net income was $6.4 million or $0.33 per share, diluted, for 2000, which includes the effect of a cumulative adjustment of $1.4 million, or $0.07 per share, related to a change in accounting principle. Net income for 1999 was $1.7 million, or $0.09 per share, diluted.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

RESULTS OF OPERATIONS

CONTRACT REVENUES.

    Contract revenues were $89.0 million for 1999 compared with $119.8 million for 1998. Revenues for 1999 decreased due to reduced demand for offshore construction services. We operated ten vessels in 1999, compared with eight vessels operating in December 1998. We laid 190 miles and buried 155 miles of pipe of various diameters and in various water depths in the Gulf during 1999, compared with approximately 220 miles laid and 210 miles buried in 1998. We recognized $3.2 million in revenues in 1999 and $4.9 million in 1998 for the STEPHANITURM charter to DSND.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

    Selling, general and administrative expenses increased to $9.0 million (10.2% of contract revenues) for 1999 from $8.1 million (6.8% of contract revenues) for 1998, primarily due to expenses associated with our fleet expansion. The percentage increase was primarily due to the decrease in revenues while selling, general and administrative expenses increased.

INTEREST EXPENSE.

    Interest expense was $5.8 million, net of $0.8 million interest capitalized for 1999, compared with interest expense of $3.0 million, net of $1.3 million interest capitalized for 1998. Total outstanding debt was $79.3 million at December 31, 1999 compared with $69.9 million at year end 1998. The outstanding debt increased during 1999 as a result of increasing debt to fund vessel acquisitions and improvements.

INTEREST INCOME.

    Interest income includes interest from cash investments for the year ended December 31, 1999 and 1998 of $480,000 and $187,000, respectively.

OTHER INCOME (EXPENSE).

    Other income (expense) for the year ended December 31, 1999 consisted of $127,000 of insurance proceeds, $63,000 of revenue earned from billings to the DSND joint venture for administrative services, equity losses of $12,000 related to the DSND joint venture and $20,000 of miscellaneous expense. Other income (expense) for the year ended December 31, 1998 consisted of $17,000 of miscellaneous income.

INCOME TAXES.

    We use the liability method of accounting for income taxes. We recorded a deferred federal income tax expense of $1.0 million, at a net effective rate of 37.4% on pre-tax income of $2.7 million in 1999. This compares with a total provision of $4.5 million for 1998 at a net effective rate of 26.5% on pre-tax income of $16.9 million, due to operating loss carryforwards from previous years.

NET INCOME.

    Net income was $1.7 million or $0.09 per share, basic and diluted, for the year ended December 31, 1999, compared to net income of $12.5 million, or $0.69 per share, basic and diluted, for the year ended December 31, 1998. The reduction of net income is primarily the result of reduced demand for offshore construction in the Gulf during 1999.

LIQUIDITY AND CAPITAL RESOURCES

    In February 2001, we sold 3,800,000 shares of common stock in a secondary offering. We received $66.3 million after deducting the underwriting discount and expenses. We used $30.0 million to reduce indebtedness, $10.0 million to support the joint venture with Cal Dive, and the remainder will be used for general corporate purposes, including funding capital expenditures to expand our operating capabilities and potential vessel acquisitions.

    We had working capital of $10.0 million at December 31, 2000 compared with working capital of $4.0 million at December 31, 1999. The increase in working capital was primarily the result of an increase in contract receivables. We intend to use a portion of the proceeds from the offering for general working capital purposes. Cash provided by operations was $10.7 million for 2000, $15.7 million for 1999 and $10.5 million for 1998. The decrease in cash provided by operations during 2000 was the result of an increase in contract receivables and costs in excess of billings. The improvement in cash provided by operations during 1999 was the result of a decline in working capital attributable to decreases in accounts receivable and costs in excess of billings. Reduced demand for offshore construction in 1999 caused revenues to decrease from $119.8 million in 1998 to $89.0 million in 1999, and caused a decline in working capital.

    In December 1998, we entered into a term loan agreement with The CIT
Group, Inc. providing for a $60.0 million term loan at a rate of LIBOR plus 2.65%. In December 1998, we borrowed $50.0 million. During 1999, our term loan was amended to increase the amount that could be borrowed to $83.3 million, and we borrowed an additional $33.3 million. During 2000, our term loan was amended to increase the amount that could be borrowed to $91.4 million, and we borrowed an additional $8.1 million. Outstanding borrowings under our term loan at December 31, 2000 were $75.7 million. Our term loan is secured by mortgages on all vessels. During March 2001, we paid $30 million to reduce the outstanding principal balance under our term loan, which is subject to a penalty of up to 3% of the pre-payment for the early extinguishment of debt. Outstanding borrowings under our term loan at March 31, 2001 were $43.1 million. Our total borrowings currently require a $411,000 monthly principal payment. The loan agreement with The CIT Group, Inc. will mature at various dates between December 31, 2005 and May 31, 2006.

    At December 31, 2000, we had $9.2 million in cash and $13.4 million outstanding under a $30.0 million revolving credit facility with Wells Fargo Bank. Outstanding borrowings bore interest at LIBOR plus 2.0% and were secured by accounts receivable from customers. There were no additional borrowings available under the Wells Fargo borrowing base calculation at December 31, 2000. In March 2001, we replaced the $30.0 million revolving credit facility with Wells Fargo Bank by entering into a $25.0 million revolving line of credit with a syndicate agented by Southwest Bank of Texas. The Southwest Bank facility matures on April 3, 2003, and currently bears interest at LIBOR plus 2.0% and is secured by accounts receivable from customers.

    Our term loan and revolving credit facility require that certain conditions be met in order for us to obtain advances. Our term loan is secured by mortgages on all vessels. Our revolving credit facility is secured by accounts receivable. Advances under our current credit facility may be obtained in accordance with a borrowing base defined as a percentage of accounts receivable balances. Both the term loan and revolving credit facility contain customary defaults and require us to maintain certain financial ratios. The term loan and revolving credit facility also contain certain covenants that limit our ability to incur additional debt, pay dividends, create certain liens, sell assets and make capital expenditures. We were in compliance with all loan covenants as of December 31, 2000.

    Capital expenditures during 2000 totaled $19.3 million compared with $24.4 million for 1999. We made capital expenditures during 2000 primarily to complete improvements to our existing fleet.

    Current maturities of long-term debt were $12.5 million as of December 31, 2000. We believe that cash generated from operations and the offering, together with available borrowings under our revolving credit facility, will be sufficient to fund the planned capital projects and working capital requirements into 2002. Planned capital expenditures for 2001 are estimated to total approximately $24.0 million. Our strategy, however, is to make other acquisitions, to expand our operating capabilities and expand into selected international areas. To the extent we are successful in identifying acquisition and expansion opportunities and have expanded our market share in those areas, we may require additional equity or debt financing depending on the size of any transaction.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our market risk exposures primarily include interest rate and exchange rate fluctuation on derivative and financial instruments as detailed below. Our market risk sensitive instruments are classified as "other than trading". The following sections address the significant market risks associated with our financial activities during 2000. Our exposure to market risk as discussed below includes "forward-looking statements" and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in foreign currency exchange rates or interest rates.

    As of December 31, 2000 the carrying value of our long-term variable rate debt, including accrued interest, was approximately $75.7 million. The fair value of this debt approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates. Fair value was determined as noted above. A hypothetical 1% increase in the applicable interest rates as of December 31, 2000 would increase annual interest expense by approximately $757,000.

    In Mexico, we collect revenues and pay expenses in foreign currency. We monitor the exchange rate of our foreign currencies and, when deemed appropriate, enter into hedging transactions in order to mitigate the risk from foreign currency fluctuations. We also manage foreign currency risk by attempting to contract as much foreign revenue as possible in U.S. Dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Our consolidated financial statements and supplementary data appear on pages F-1 through F-19 in this report and are incorporated herein by reference. See Index to consolidated financial statements on page 20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning our directors and executive officers called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2001 annual meeting of stockholders and is incorporated herein by reference. For additional information regarding executive officers, see "Executive Officers of the Registrant" of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

    Information concerning the compensation of the executive officers called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2001 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning security ownership of certain beneficial owners and management called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2001 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2001 annual meeting of stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following financial statements are filed as a part of this report:

1.  Financial Statements

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     F-1
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................     F-2
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................     F-3
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000, 1999 and 1998..............     F-4
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................     F-5
Notes to Consolidated Financial Statements..................     F-6

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

    (b) Reports on Form 8-K:

    On November 2, 2000, we filed a report on Form 8-K, reporting under item 7, earnings for the third quarter ended September 30, 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Horizon Offshore, Inc.,

    We have audited the accompanying consolidated balance sheets of Horizon Offshore, Inc. (a Delaware corporation), and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Offshore, Inc., and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Houston, Texas
January 30, 2001

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  9,243       $  8,117
  Accounts receivable--
    Contract receivables....................................      20,436         16,675
    Costs in excess of billings.............................      17,611          4,172
    Affiliated parties......................................       6,874          3,086
  Inventory.................................................       1,947          1,700
  Other current assets......................................       2,537          1,909
                                                                --------       --------
      Total current assets..................................      58,648         35,659
PROPERTY AND EQUIPMENT, net.................................     176,895        163,353
OTHER ASSETS................................................       3,882          3,389
                                                                --------       --------
                                                                $239,425       $202,401
                                                                ========       ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $  8,192       $  4,247
  Accrued liabilities.......................................       4,953          2,926
  Accrued job costs.........................................      22,484         13,332
  Billings in excess of costs...............................         550            871
  Current maturities of long-term debt......................      12,517         10,305
                                                                --------       --------
      Total current liabilities.............................      48,696         31,681
LONG-TERM DEBT, net of current maturities...................      78,415         68,986
DEFERRED INCOME TAXES.......................................       8,279          4,634
                                                                --------       --------
      Total liabilities.....................................     135,390        105,301
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value, 5,000,000 shares
    authorized, none issued and outstanding.................          --             --
  Common stock, $1 par value, 35,000,000 shares authorized,
    19,869,098 and 19,826,480 shares issued, respectively...       9,162          9,119
  Additional paid-in capital................................      88,245         87,872
  Retained earnings.........................................      13,209          6,835
  Treasury stock, at cost, 1,003,400 and 1,025,500 shares,
    respectively............................................      (6,581)        (6,726)
                                                                --------       --------
      Total stockholders' equity............................     104,035         97,100
                                                                --------       --------
                                                                $239,425       $202,401
                                                                ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
CONTRACT REVENUES........................................  $  160,532   $   89,015   $  119,802
COSTS OF CONTRACT REVENUES...............................     136,146       72,181       91,961
                                                           ----------   ----------   ----------
  Gross profit...........................................      24,386       16,834       27,841
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.............       9,401        9,043        8,120
                                                           ----------   ----------   ----------
  Operating income.......................................      14,985        7,791       19,721
OTHER:
  Interest expense.......................................      (7,730)      (5,759)      (3,000)
  Interest income........................................         718          480          187
  Gain on sale of assets.................................           6           10           20
  Other income (expense).................................         (84)         158           17
                                                           ----------   ----------   ----------
NET INCOME BEFORE INCOME TAXES...........................       7,895        2,680       16,945
PROVISION FOR INCOME TAXES...............................       2,902        1,001        4,485
                                                           ----------   ----------   ----------
NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE.................................................       4,993        1,679       12,460
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES OF
  $743...................................................       1,381           --           --
                                                           ----------   ----------   ----------
NET INCOME...............................................  $    6,374   $    1,679   $   12,460
                                                           ==========   ==========   ==========
NET INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE--BASIC...............................  $     0.27   $     0.09   $     0.69
CUMULATIVE EFFECT OF ACCOUNTING CHANGE...................        0.07           --           --
                                                           ----------   ----------   ----------
NET INCOME PER SHARE--BASIC..............................  $     0.34   $     0.09   $     0.69
                                                           ==========   ==========   ==========
NET INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE--DILUTED.............................  $     0.26   $     0.09   $     0.69
CUMULATIVE EFFECT OF ACCOUNTING CHANGE...................        0.07           --           --
                                                           ----------   ----------   ----------
NET INCOME PER SHARE--DILUTED............................  $     0.33   $     0.09   $     0.69
                                                           ==========   ==========   ==========
WEIGHTED AVERAGE SHARES USED IN
  COMPUTING NET INCOME PER SHARE--BASIC..................  18,823,610   18,820,646   18,114,393
  COMPUTING NET INCOME PER SHARE--DILUTED................  19,455,470   18,820,646   18,114,393

The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                  COMMON STOCK          COMMON      ADDITIONAL    RETAINED      TREASURY STOCK          TOTAL
                               -------------------      STOCK        PAID-IN      EARNINGS    -------------------   STOCKHOLDERS'
                                SHARES     AMOUNT    SUBSCRIPTION    CAPITAL     (DEFICIT)     SHARES     AMOUNT       EQUITY
                               --------   --------   ------------   ----------   ----------   --------   --------   -------------
BALANCE, December 31, 1997      14,076     $3,369       $(950)       $24,944      $(7,304)        --     $    --      $ 20,059
  Subscriptions received.....       --         --         950             --           --         --          --           950
  Initial public offering of
    common stock, net of
    offering costs...........    5,750      5,750          --         62,823           --         --          --        68,573
  Purchase of treasury stock,
    at cost..................       --         --          --             --           --      1,155      (7,582)       (7,582)
  Net income.................       --         --          --             --       12,460         --          --        12,460
                                ------     ------       -----        -------      -------      -----     -------      --------
BALANCE, December 31, 1998...   19,826      9,119          --         87,767        5,156      1,155      (7,582)       94,460
  Purchase of treasury stock,
    at cost..................       --         --          --             --           --          3         (18)          (18)
  Issuance of treasury stock
    to purchase assets.......       --         --          --            125           --       (133)        874           999
  Stock registration costs...       --         --          --            (20)          --         --          --           (20)
  Net income.................       --         --          --             --        1,679         --          --         1,679
                                ------     ------       -----        -------      -------      -----     -------      --------
BALANCE, December 31, 1999...   19,826      9,119          --         87,872        6,835      1,025      (6,726)       97,100
  401(k) contributions in
    company stock............       --         --          --            102           --        (22)        145           247
  Stock options exercised....       43         43          --            271           --         --          --           314
  Cumulative effect of
    accounting change, net of
    taxes of $743............       --         --          --             --        1,381         --          --         1,381
  Net income before
    cumulative effect of
    accounting change........       --         --          --             --        4,993         --          --         4,993
                                ------     ------       -----        -------      -------      -----     -------      --------
BALANCE, December 31, 2000...   19,869     $9,162       $  --        $88,245      $13,209      1,003     $(6,581)     $104,035
                                ======     ======       =====        =======      =======      =====     =======      ========

The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000       1999       1998
                                                              --------   --------   ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income................................................  $  6,374   $  1,679   $  12,460
  Adjustments to reconcile net income to net cash provided
    by operating activities
    Depreciation and amortization...........................     9,591      7,574       4,448
    Cumulative effect of accounting change..................    (2,124)        --          --
    Deferred income taxes...................................     3,645      1,001       3,770
    Gain on sale of assets..................................        (6)       (10)        (20)
    Amortization of deferred interest.......................        --        733          --
    Expense recognized for issuance of treasury stock for
      401(k) plan contributions.............................       247         --          --
    Changes in operating assets and liabilities--
      Accounts receivable...................................    (7,549)     5,870     (15,889)
      Income taxes receivable...............................        --        481        (481)
      Costs in excess of billings...........................   (13,439)     5,374      (6,588)
      Billings in excess of costs...........................      (321)    (1,737)      2,460
      Inventory.............................................      (247)    (1,700)         --
      Other assets..........................................      (607)      (971)        179
      Accounts payable......................................     3,945     (3,407)      3,509
      Accrued liabilities...................................     2,027     (2,180)      2,566
      Accrued job costs.....................................     9,152      2,998       4,833
      Accrued interest......................................        --         --        (681)
      Income taxes payable..................................        --         --         (85)
                                                              --------   --------   ---------
        Net cash provided by operating activities...........    10,688     15,705      10,481
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases and additions to equipment......................   (18,191)   (23,397)    (79,255)
  Drydock costs.............................................    (1,965)    (3,078)       (777)
  Proceeds from sale of assets..............................        13         --         765
                                                              --------   --------   ---------
        Net cash used in investing activities...............   (20,143)   (26,475)    (79,267)
CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings under notes payable and long-term debt.........    21,488     33,300     123,865
  Principal payments on long-term debt......................   (10,937)   (23,883)   (109,588)
  Loan fees.................................................      (284)      (161)       (629)
  Issuance of common stock..................................       314         --         950
  Initial public offering proceeds, net.....................        --         --      68,573
  Purchase of treasury stock................................        --        (18)     (7,582)
                                                              --------   --------   ---------
        Net cash provided by financing activities...........    10,581      9,238      75,589
                                                              --------   --------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     1,126     (1,532)      6,803
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............     8,117      9,649       2,846
                                                              --------   --------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  9,243   $  8,117   $   9,649
                                                              ========   ========   =========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest....................................  $  6,753   $  5,864   $   4,789
  Cash paid for income taxes................................  $     --   $     --   $   1,218
  Non-cash investing and financing activities:
    Purchases and additions to equipment with the issuance
      of notes payable......................................  $  1,090   $     --   $  16,470
    Purchases and additions to equipment with the issuance
      of treasury stock.....................................  $     --   $    999   $      --

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

    Horizon, which was incorporated on December 20, 1995, did not commence operations until March 1996 and until December 1997 was wholly owned by Highwood Partners, L.P. and Elliott International, L.P. (the Principal Stockholders). The Principal Stockholders funded substantially all of Horizon's cash requirements from inception through April 1998, including operating activities, working capital requirements and capital expenditures for the acquisition and improvement of assets and equipment. These advances were represented by promissory notes bearing interest at the rate of 10% per annum.

    In 1997, Horizon was recapitalized through a series of transactions. The Principal Stockholders contributed $21.0 million of the principal indebtedness and accrued interest to additional paid-in capital. We issued 10% Subordinated Notes due December 31, 2005 (Subordinated Notes) to the Principal Stockholders to evidence the remaining outstanding indebtedness and to provide for any future advances in an aggregate amount not to exceed $24.0 million. In April 1998, we completed an initial public offering (the Offering) of 5,750,000 shares of common stock at $13.00 per share and received $68.6 million, net of $6.2 million of underwriting commissions and discounts and expenses. We used the net proceeds of the Offering to repay $23.8 million of outstanding Subordinated Notes and to acquire the STEPHANITURM, a 230-foot diving support vessel, for $18.3 million. The remaining Offering proceeds were used to expand our fleet.

    In February 2001, we completed a secondary offering of 3,800,000 shares of common stock at $18.50 per share and received $66.3 million, net of $4.0 million of underwriting commissions and discounts and expenses. We used $30.0 million to reduce debt, $10.0 million to support the Cal Dive joint venture, and the remainder will be used for general corporate purposes, including funding capital expenditures to expand our operating capabilities and potential vessel acquisitions.

    CAL DIVE JOINT VENTURE

    On March 1, 2001, we signed a definitive agreement with Cal Dive International, Inc. forming a joint venture, 50% owned by us, to perform deepwater reel pipelaying projects in the U.S. Gulf of Mexico. We will jointly manage and staff the joint venture with Cal Dive. The joint venture will charter the SEA SORCERESS, a 374 foot vessel with a 10,000 ton deck load capacity that is being converted to a dynamically positioned multi-service vessel, and other vessels from Cal Dive on an as-needed basis to perform deepwater small diameter pipelaying projects. The joint venture will require an estimated capital expenditure of approximately $15.0 million, of which we will pay 50%, to design, construct and install the reel pipelay equipment. Construction of a spooling facility to support the joint venture and other reel pipelaying requirements at our marine base in Port Arthur, Texas began in February 2001, at an estimated cost of $2.5 million to us.

    DSND TRANSACTION

    In December 1997, Det Sondenfjelds-Norske Dampskibsselskab ASA (DSND) acquired 4,125,000 shares of our common stock from the Principal Stockholders. On August 13, 1999, DSND sold all of its shares of Horizon common stock in the public market and is no longer a stockholder. Upon completion

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) of the Offering in April 1998, DSND sold the STEPHANITURM, a dynamically positioned diving support vessel, to us. In addition, we obtained a 30% interest in a joint venture (the DSND Horizon Joint Venture) formed to operate a reel pipelaying vessel in the Gulf, offshore Mexico, Canada, and in the Caribbean. Horizon and DSND are required to fund cash for operating activities in proportion to their equity ownership. We recognized equity in losses of the DSND Horizon Joint Venture of $221,000, $12,000 and $158,000 and made contributions of $189,000, $39,000 and $138,000 during 2000, 1999 and 1998, respectively. We earned $122,000, $63,000 and $127,000 during 2000, 1999 and 1998, respectively, from administrative fees billed to the DSND Horizon Joint Venture. In February, 2001, the DSND joint venture was dissolved.

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

    A prolonged weakness in energy prices or a prolonged period of lower levels of offshore drilling and exploration could adversely affect our future revenues and profitability. We experienced a decline in demand for marine construction services in the Gulf during 1999. As oil prices began to improve at mid-year 1999, drilling activity began to increase to a substantial level by mid-2000. Our operating results are directly tied to industry demand for our services, most of which are performed in the continental shelf in the Gulf.

    Factors affecting our profitability include competition, equipment and labor productivity, contract estimating, weather conditions and the other risks inherent in marine construction. The marine construction industry in the Gulf is highly seasonal as a result of weather conditions, with the greatest demand for these services occurring during the second and third quarters of the year. Full year results are not a direct multiple of any quarter or combination of quarters because of this seasonality.

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

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    In December 1999, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, was effective beginning in the fourth quarter of 2000. The adoption of this pronouncement did not have any material effect on our consolidated financial statements.

    COST RECOGNITION

    Costs of contract revenues include all direct material and labor costs and certain indirect costs, which are allocated to contracts based on utilization, such as supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred.

    INTEREST CAPITALIZATION

    Interest is capitalized on the average amount of accumulated expenditures for equipment that has been purchased and is undergoing major modifications prior to being placed into service. Interest is capitalized until the equipment is placed into service using an effective rate based on related debt. Interest expense is net of interest capitalized in the amount of $0.3 million in 2000, $0.8 million in 1999 and $1.3 million in 1998.

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

    PROPERTY AND EQUIPMENT

    We use the units-of-production method to calculate depreciation on our major barges and vessels to accurately reflect the wear and tear of normal use. Major additions and improvements to barges, boats and related equipment are capitalized and depreciated over the useful life of the vessel. Maintenance and repairs are expensed as incurred. When equipment is sold or otherwise disposed of, the cost of the equipment and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. Depreciation is provided using the straight-line method based on the following estimated useful lives:

Buildings...................................................  15 years
Machinery and equipment.....................................  8 years
Office furniture and equipment..............................  5 years
Leasehold improvements......................................  3 years

    On January 1, 2000, we changed depreciation methods from the straight-line method to the units-of-production method on our major barges and vessels to more accurately reflect the wear and tear of normal use. We believe that the units-of-production method is best suited to reflect the actual deterioration of our marine equipment. Depreciation expense calculated under the units-of-production

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) method may be different than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than 25% of annual straight-line depreciation, and the cumulative depreciation based on utilization of each vessel will not be less than 50% of cumulative straight-line depreciation. For the year ended December 31, 2000, we recorded the cumulative effect of a $1.4 million adjustment, or $0.07 per share, which is net of taxes of $0.7 million related to changing depreciation methods from the straight-line method to the units-of-production method. Had this change been applied retroactively, pro-forma net income would have been increased by $1.7 million ($1.1 million after tax, or $0.06 per share) in 1999. The impact on pro-forma net income for 1998 is not disclosed due to immateriality.

    Effective July 1, 1999, we changed the estimated salvage value on certain of our barges and vessels from zero to 10% to more accurately reflect our estimate of the value of the assets at the end of their estimated useful lives. The change was treated as an accounting estimate change. For the year ended
December 31, 1999, the change had the effect of reducing depreciation expense by $0.4 million and increasing net income by $0.2 million or $0.01 per share--basic and diluted.

    We periodically assess the realizability of our long-term assets pursuant to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Based on our analysis of the undiscounted future cash flows for our long-term assets, no impairments have been recognized under SFAS No. 121 for the years ended December 31, 2000, 1999 and 1998.

    OTHER LONG-TERM ASSETS

    Other assets consist principally of prepaid loan fees, deferred dry-dock cost, deferred interest, deferred offering costs and deposits. Deferred interest was imputed at 10% on aggregate non-interest bearing debt of $1.0 million, $3.0 million and $5.1 million at December 31, 2000, 1999 and 1998, respectively, and is amortized over the life of the debt agreements using the effective interest rate method. Deposits consist of a security deposit on the corporate office lease as of December 31, 2000. Loan fees paid in connection with the loan facilities will be amortized over the term of the loans (See Note 4).

    Dry-dock costs are third-party costs associated with scheduled maintenance on the marine construction vessels. Costs incurred in connection with dry-dockings are deferred and amortized over the period to the next scheduled dry-docking. Other current assets include the portion of these deferred charges expected to be amortized during the next twelve month period, with the residual balance in other long-term assets.

    Deferred offering costs are expenses related to the secondary offering completed in February 2001 and will be netted against the proceeds from the offering in additional paid-in capital.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) Other long-term assets consist of the following (in thousands):

                                                                  DECEMBER 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Deposits....................................................   $  114     $  114
Deferred dry-dock costs.....................................    3,503      2,779
Deferred interest expense...................................       --         47
Prepaid loan fees...........................................      145        379
Deferred offering costs.....................................      120         --
Other.......................................................       --         70
                                                               ------     ------
                                                               $3,882     $3,389
                                                               ======     ======

    FEDERAL INCOME TAXES

    We use the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period enacted.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    As of December 31, 2000 the carrying value of our long-term variable rate debt, including accrued interest, was approximately $75.7 million. The fair value of this debt approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates. Fair value was determined as noted above. A hypothetical 1% increase in the applicable interest rates as of December 31, 2000 would increase annual interest expense by approximately $757,000.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We review all significant estimates on a recurring basis and record the effect of any necessary adjustments prior to publication of the Company's financial statements. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates are inherent in the preparation of financial statements.

    SEGMENT INFORMATION

    We have domestic operations in one industry segment, the marine construction service industry to offshore oil and gas companies. We had one major oil and gas customer whose revenues accounted for 36.1% of consolidated revenues in 2000. Our revenues generally do not depend on any one customer. The level of construction services required by a customer depends on the size of their capital expenditure budget for construction for the year. Consequently, customers that account for a significant

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) portion of contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years. Based upon our interpretation of the requirements of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," Horizon does not have more than one reportable operating segment.

    RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform with current year presentation.

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

3. PROPERTY AND EQUIPMENT:

    Property and equipment consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Barges, boats and related equipment.........................  $183,367   $165,266
Land and buildings..........................................     7,908      7,586
Machinery and equipment.....................................       245        245
Office furniture and equipment..............................     1,751      1,292
Leasehold improvements......................................     1,787      1,409
                                                              --------   --------
                                                               195,058    175,798
Less--Accumulated depreciation..............................   (18,163)   (12,445)
                                                              --------   --------
Property and equipment, net.................................  $176,895   $163,353
                                                              ========   ========
Depreciation expense is included in the following expense
  accounts:
Costs of contract revenues..................................  $  7,068   $  6,366
Selling, general and administrative.........................       788        543
                                                              --------   --------
                                                              $  7,856   $  6,909
                                                              ========   ========

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

4. NOTES PAYABLE:

    Notes payable consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Term loan payable to The CIT Group due in 84 monthly
  installments, maturing June 1, 2006, secured by mortgages
  on all vessels. Interest at LIBOR plus 2.65%, (9.27% and
  8.09% at December 31, 2000 and 1999, respectively)........  $ 75,670   $ 76,279
Note payable to a foreign marine company including imputed
  interest at 10%, due in three annual installments of
  $1 million, matured August 3, 2000........................        --      1,000
Note payable to a foreign marine company including imputed
  interest at 10%, due in monthly installments beginning
  January 1, 1998, maturing December 31, 2001...............       963      2,012
Capital lease for tension equipment on board the LONE STAR
  HORIZON. Down payment of $50,000 with variable monthly
  installments beginning in May 2000, maturing
  March 2001................................................       899         --
Revolving credit facility to Wells Fargo Bank due
  December 31, 2001, secured by accounts receivables from
  customers. Interest at Wells Fargo Bank's prime rate plus
  1/2% or LIBOR plus 2.0%, (10.0% and 7.44% at December 31,
  2000 and 1999, respectively)..............................    13,400         --
                                                              --------   --------
Total long-term debt........................................    90,932     79,291
Less--Current maturities....................................   (12,517)   (10,305)
                                                              --------   --------
Long-term debt, net of current maturities...................  $ 78,415   $ 68,986
                                                              ========   ========

    LOAN FACILITIES

    In December 1998, we entered into a term loan agreement with The CIT
Group, Inc. providing for a $60.0 million term loan at a rate of LIBOR plus 2.65%. In December 1998, we borrowed $50.0 million. During 1999, our term loan was amended to increase the amount that could be borrowed to $83.3 million, and we borrowed an additional $33.3 million. During 2000, our term loan was amended to increase the amount that could be borrowed to $91.4 million, and we borrowed an additional $8.1 million. Outstanding borrowings under our term loan at December 31, 2000 were $75.7 million. Our term loan is secured by mortgages on all vessels. During March 2001, we paid $30 million to reduce the outstanding principal balance under our term loan, which is subject to a penalty of up to 3% of the pre-payment for the early extinguishment of debt. Outstanding borrowings under our term loan at March 31, 2001 were $43.1 million. Our total borrowings currently require a $411,000 monthly principal payment. The loan agreement with The CIT Group, Inc. will mature at various dates between December 31, 2005 and May 31, 2006.

    At December 31, 2000, we had $9.2 million in cash and $13.4 million outstanding under a $30.0 million revolving credit facility with Wells Fargo Bank. Outstanding borrowings bore interest at LIBOR plus 2.0% and were secured by accounts receivable from customers. There were no additional borrowings available under the Wells Fargo borrowing base calculation at December 31, 2000. In March 2001, we replaced the $30.0 million revolving credit facility with Wells Fargo Bank by entering into a $25.0 million revolving line of credit with a syndicate agented by Southwest Bank of Texas. The Southwest Bank facility matures on April 3, 2003, and currently bears interest at LIBOR plus 2.0% and is secured by accounts receivable from customers.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

4. NOTES PAYABLE: (CONTINUED)
    Our term loan and revolving credit facility require that certain conditions be met in order for us to obtain advances. Our term loan is secured by mortgages on all vessels. Our revolving credit facility is secured by accounts receivable. Advances under our current credit facility may be obtained in accordance with a borrowing base defined as a percentage of accounts receivable balances. Both the term loan and revolving credit facility contain customary defaults and require us to maintain certain financial ratios. The term loan and revolving credit facility also contain certain covenants that limit our ability to incur additional debt, pay dividends, create certain liens, sell assets and make capital expenditures. We were in compliance with all loan covenants as of December 31, 2000.

    Maturities of long-term debt for each of the years ending December 31 are as follows (in thousands):

2001........................................................  $12,517
2002........................................................   10,655
2003........................................................   10,655
2004........................................................   10,655
2005........................................................   12,968
Thereafter..................................................   33,482
                                                              -------
                                                              $90,932
                                                              =======

5. INCOME TAXES:

    Our provision for income taxes in the 2000 statement of operations excludes $743,000 of deferred tax provision that is presented in the cumulative effect of a change in accounting principle. Total tax expense for the years ended
December 31, 2000, 1999 and 1998 consists of (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Federal
  Current...................................................   $   --     $   --     $  715
  Deferred..................................................    3,645      1,001      3,770
                                                               ------     ------     ------
                                                               $3,645     $1,001     $4,485
                                                               ======     ======     ======

    The income tax expense for the years ended December 31, 2000, 1999 and 1998 differs from the amount computed by applying the statutory federal income tax rate of 34 percent to consolidated income before income taxes as follows (dollars in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------
                                                  2000                  1999                  1998
                                           -------------------   -------------------   -------------------
Expense computed at federal statutory
  rate...................................   $3,407      34.0%     $  911      34.0%     $5,761      34.0%
Increase (decrease) in provision from:
Nondeductible expenses...................      238       2.8          90       3.4          48        .3
Decrease in valuation allowance for
  deferred tax assets....................       --        --          --        --      (1,324)     (7.8)
                                            ------      ----      ------      ----      ------      ----
                                            $3,645      36.8%     $1,001      37.4%     $4,485      26.5%
                                            ======      ====      ======      ====      ======      ====

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

5. INCOME TAXES: (CONTINUED)
    The tax effects of the temporary differences that give rise to the significant portions of the deferred tax assets and liabilities are presented below (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Assets--
  Net operating loss carryforwards..........................  $19,199    $11,967
  Gain on asset sales.......................................      965        965
  Contributions carryover...................................        5          5
  Fixed asset basis difference..............................      198        585
  Alternative minimum tax carryforwards.....................      917        917
                                                              -------    -------
    Total gross deferred tax assets.........................   21,284     14,439
Liabilities--
  Book/tax depreciation difference..........................   29,563     19,073
                                                              -------    -------
    Net deferred tax liabilities............................  $(8,279)   $(4,634)
                                                              =======    =======

    The realization of a significant portion of deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. The net operating loss carryforwards of approximately $56.5 million at December 31, 2000 begin to expire in the year 2012. Our ability to utilize the net operating loss carryforwards could be limited by a change in ownership as defined by federal income tax regulations.

6. COMMITMENTS AND CONTINGENCIES:

    LITIGATION

    We are involved in various routine legal proceedings primarily involving claims for personal injury under the Jones Act and general maritime laws which we believe are incidental to the conduct of our business. We believe that these proceedings, individually and in the aggregate, if adversely determined, would not have a material adverse effect on our financial position and results of operations.

    LEASES

    We lease office space at various locations under operating leases that expire through 2008. Rental expense was $1.0 million for 2000, $0.7 million for 1999 and $0.6 million for 1998. Future minimum non-cancelable lease commitments under these agreements for the years ended December 31 are as follows (in thousands):

2001........................................................  $ 1,039
2002........................................................    1,646
2003........................................................    1,646
2004........................................................    1,676
2005........................................................    1,697
Thereafter..................................................    5,016
                                                              -------
                                                              $12,720
                                                              =======

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

6. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    INSURANCE

    We participate in a retrospectively rated insurance agreement. In our opinion, we have adequately accrued for all liabilities arising from these agreements based upon the total incremental amount that would be paid based upon the with-and-without calculation assuming experience to date and assuming termination.

    EMPLOYMENT AGREEMENTS

    We have entered into employment agreements with four executive officers that expire beginning in April 2001 through August 2002 and we have purchased
$5.0 million in "key-man" life insurance with respect to our Chief Executive Officer, for which Horizon is the named beneficiary.

7. EMPLOYEE BENEFIT PLAN:

    We have a 401(k) Plan for all eligible employees and we make annual contributions to the plan, at the discretion of management. We contributed $247,000 of common stock to the plan during 2000, $238,000 of cash during 1999 and $123,000 of cash during 1998. We intend to make future contributions with Horizon common stock or cash.

8. STOCKHOLDERS' EQUITY:

    PUBLIC OFFERINGS OF COMMON STOCK

    In April 1998, we completed the Offering of 5,750,000 shares of common stock and received $68.6 million, net of $6.2 million of underwriting commissions and discounts and expenses. We used the net proceeds of the Offering to repay
$23.8 million of outstanding subordinated notes, to acquire the STEPHANITURM, a 230-foot diving support vessel, for $18.3 million, and used the remaining net proceeds to expand our fleet.

    In February 2001, we sold 3,800,000 shares of common stock in a secondary offering. We received $66.3 million after deducting the underwriting discount and expenses. We used $30.0 million to reduce indebtedness, $10.0 million to support the Cal Dive joint venture, and the remainder will be used for general corporate purposes, including funding capital expenditures to expand our operating capabilities and potential vessel acquisitions.

    STOCK SPLIT

    In January 1998, we effected a 220 for one stock split. The effect of the stock split has been retroactively reflected in the accompanying consolidated financial statements as of the earliest period.

    STOCK OPTIONS

    In January 1998, the board of directors and the stockholders approved the Stock Incentive Plan (the Plan). The Plan provides for the granting of stock options to directors, executive officers, other employees and certain non-employee consultants. The amended Plan has 2.4 million shares available for issuance as optioned shares and terminates in April 2009. The terms of the option awards (including vesting schedules) are established by the Compensation Committee of the board of directors, but generally vest over three years and unexercised options expire ten years from the date of issue. At December 31, 2000, we had options for 357,300 shares of common stock remaining to be issued under the plan.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY: (CONTINUED)
    Horizon follows Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which permits one of two methods of accounting for stock options. We have elected the method that only requires note disclosure of stock based compensation. Because of this election, we are required to account for our employee stock-based compensation plan under Accounting Principles Board (APB) Opinion No. 25 and its related interpretations. In accordance with APB No. 25, deferred compensation is recorded for stock-based compensation grants based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation grant, which is generally three years. If the exercise price of the stock-based compensation grants is equal to the estimated fair value of Horizon's stock on the date of grant, no compensation expense is recorded.

    The following pro forma information is required by SFAS No. 123, and has been determined as if Horizon had accounted for its employee stock options under the fair-value method as defined by SFAS No. 123. The fair value of these options was estimated at the date of grant using the Black-Scholes method assuming an option life of 10 years and no dividends as well as the following additional weighted average assumptions for 2000: volatility of 56.85%, risk-free interest rate of 6.77%, 1999: volatility of 53.22%, risk-free interest rate of 5.46%, and 1998: volatility of 39.94%, risk-free interest rate of 5.89%.

    For purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the vesting period of the options using the straight-line method. Horizon's pro forma information follows (in thousands except per share amount):

                                                               2000       1999       1998
                                                             --------   --------   --------
Net Income:
  As reported..............................................   $6,374     $1,679    $12,460
  Pro Forma................................................   $2,995        (79)    11,392
Basic EPS:
  As reported..............................................   $ 0.34     $ 0.09    $  0.69
  Pro Forma................................................   $ 0.16     $ 0.00    $  0.63
Diluted EPS:
  As reported..............................................   $ 0.33     $ 0.09    $  0.69
  Pro Forma................................................   $ 0.15     $ 0.00    $  0.63

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY: (CONTINUED)
    The following table summarizes activity under the Plan for the years ended December 31, 2000, 1999 and 1998:

                                                                            WEIGHTED
                                                               SHARES     AVERAGE PRICE
                                                              ---------   -------------
Granted.....................................................    694,000      $13.00
Forfeited and canceled......................................    (16,500)     $13.00
                                                              ---------
Outstanding at December 31, 1998............................    677,500      $13.00
Granted.....................................................  1,328,000      $ 6.28
Forfeited and canceled......................................    (96,500)     $ 5.69
                                                              ---------
Outstanding at December 31, 1999............................  1,909,000      $ 8.67
Granted.....................................................    218,500      $ 8.85
Forfeited and canceled......................................    (79,503)     $ 9.30
Exercised...................................................    (42,618)     $ 8.48
                                                              ---------
Outstanding at December 31, 2000                              2,005,379      $ 8.67
                                                              =========

    The following table summarizes information on stock options outstanding and exercisable as of December 31, 2000, pursuant to the Plan:

                                             OPTIONS OUTSTANDING
                              -------------------------------------------------
                                                WEIGHTED                               OPTIONS EXERCISABLE
                                                AVERAGE                           ------------------------------
         RANGE OF               SHARES         REMAINING       WEIGHTED AVERAGE     SHARES      WEIGHTED AVERAGE
      EXERCISE PRICES         OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
      ---------------         -----------   ----------------   ----------------   -----------   ----------------
$12.00 to 15.88............      686,541          7.38          $       13.11       256,790          $12.98
$ 7.75 to 11.00............      150,000          8.83          $        8.23        45,000          $ 7.81
$ 5.50 to  7.50............    1,168,838          8.61          $        6.12       336,633          $ 6.13
                               ---------          ----          -------------       -------          ------
$ 5.50 to 15.88............    2,005,379          8.20          $        8.67       638,423          $ 9.00
                               =========          ====          =============       =======          ======

    TREASURY STOCK

    In July 1998, the board of directors approved the repurchase of up to $10.0 million of outstanding common stock. Shares have been purchased from time to time, subject to market conditions, in the open market or in privately negotiated transactions. As of December 31, 1999, we had repurchased 1,158,800 shares of common stock for a total cost of $7.6 million, and we re-issued 133,300 shares of treasury stock in connection with the purchase of the BRAZOS HORIZON. As of December 31, 2000, treasury stock consisted of 1,003,400 shares at a cost of $6.6 million, following the issuance of 22,100 shares for the Company's 401(k) contributions in 2000. Treasury stock is stated at the average cost basis.

    EARNINGS PER SHARE

    Earnings per share data for all periods presented has been computed pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY: (CONTINUED)
potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

    The following table presents information necessary to calculate earnings per share for the three years ended December 31, 2000:

                                                    2000           1999           1998
                                                ------------   ------------   ------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income....................................  $     6,374    $     1,679    $    12,460
Average common shares outstanding.............   18,823,610     18,820,646     18,114,393
                                                -----------    -----------    -----------
Basic earnings per share......................  $      0.34    $      0.09    $      0.69
                                                ===========    ===========    ===========

Average common and dilutive potential common
  shares outstanding:
Average common shares outstanding.............   18,823,610     18,820,646     18,114,393
Assumed exercise of stock options.............      631,860             --             --
                                                -----------    -----------    -----------
                                                 19,455,470     18,820,646     18,114,393
                                                -----------    -----------    -----------
Diluted earnings per share....................  $      0.33    $      0.09    $      0.69
                                                ===========    ===========    ===========

9. RELATED PARTY TRANSACTIONS:

    In August 1998, we entered into a master services agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly owned by the Principal Stockholders, to charter certain marine vessels from Odyssea. As of December 31, 2000, we owed Odyssea $0.3 million for charter services compared to $30,000 at December 31, 1999. During 2000, Odyssea billed Horizon $11.3 million and Horizon paid Odyssea $11.0 million for services rendered under the agreement. In management's opinion, the transactions were effected on terms similar to those which could have been obtained from unaffiliated third parties.

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

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

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED): (CONTINUED)
    The following table sets forth selected quarterly information for 2000 and 1999. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the results of such periods.

                                                                  QUARTER ENDED
                                                -------------------------------------------------
                                                 MARCH 31     JUNE 30      SEPT. 30     DEC. 31
                                                ----------   ----------   ----------   ----------
                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                     2000
----------------------------------------------

Contract revenues.............................  $   15,906   $   36,588   $   56,286   $   51,752
Gross profit..................................       1,125        6,543       10,264        6,454
Operating income (loss).......................        (885)       4,172        7,837        3,861
Net income (loss) before cumulative effect of
  accounting change...........................      (1,686)       1,569        3,705        1,405
Cumulative effect of accounting change, net of
  taxes of $743...............................       1,381           --           --           --
Net income (loss).............................        (305)       1,569        3,705        1,405
Net income (loss) per share--basic and
  diluted:
Net income (loss) per share before cumulative
  effect of accounting change--basic..........  $    (0.09)  $     0.08   $     0.20   $     0.07
Cumulative effect of accounting change........        0.07           --           --           --
                                                ----------   ----------   ----------   ----------
  Net Income (loss) Per Share--Basic..........  $     (.02)  $     0.08   $     0.20   $     0.07
Net income (loss) per share before cumulative
  effect of accounting change--diluted........  $    (0.09)  $     0.08   $     0.19   $     0.07
Cumulative effect of accounting change........        0.07           --           --           --
                                                ----------   ----------   ----------   ----------
  Net Income (loss) Per Share--Diluted........  $     (.02)  $     0.08   $     0.19   $     0.07
Weighted average shares
  Basic.......................................  18,804,379   19,362,393   18,827,558   18,848,518
  Diluted.....................................  18,804,379   19,362,393   19,758,322   19,755,032

                     1999
----------------------------------------------

Contract revenues.............................  $   12,357   $   23,437   $   36,286   $   16,935
Gross profit (loss)...........................       2,266        6,834        8,113         (379)
Operating income (loss).......................         (76)       4,705        5,837       (2,675)
Net income (loss).............................        (605)       2,305        2,748       (2,769)
Net income (loss) per share...................  $     (.03)  $     0.12   $     0.15   $    (0.15)
Weighted average shares--basic and diluted....  18,669,793   18,870,580   18,921,705   18,800,980

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on March 31, 2001.

                                                       HORIZON OFFSHORE, INC.

                                                       By:              /s/ DAVID W. SHARP
                                                            -----------------------------------------
                                                                          David W. Sharp
                                                                   EXECUTIVE VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                  /s/ JAMES DEVINE
     -------------------------------------------       Chairman of the Board          March 31, 2001
                    James Devine

                   /s/ BILL J. LAM                     President and Director
     -------------------------------------------         (Principal Executive         March 31, 2001
                     Bill J. Lam                         Officer)

                 /s/ DAVID W. SHARP                    Chief Financial Officer
     -------------------------------------------         (Principal Financial and     March 31, 2001
                   David W. Sharp                        Accounting Officer)

               /s/ JONATHAN D. POLLOCK
     -------------------------------------------       Director                       March 31, 2001
                 Jonathan D. Pollock

              /s/ EDWARD L. MOSES, JR.
     -------------------------------------------       Director                       March 31, 2001
                Edward L. Moses, Jr.

                /s/ MICHAEL R. LATINA
     -------------------------------------------       Director                       March 31, 2001
                  Michael R. Latina

                   /s/ DEREK LEACH
     -------------------------------------------       Director                       March 31, 2001
                     Derek Leach

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER
---------------------
         3.1               --      Amended and Restated Certificate of Incorporation of the
                                   Company(1)

         3.2               --      Bylaws of the Company(1)

         4.1               --      See Exhibits 3.1 and 3.2 for provisions of the Company's
                                   Certificate of Incorporation and Bylaws defining the rights of holders of Common Stock

         4.2               --      Specimen Common Stock certificate(1)

        10.1               --      Form of Indemnity Agreement by and between the Company and each of its directors(1)

        10.2               --      The Company's Stock Incentive Plan(1)*

        10.3               --      Form of Stock Option Agreement under the Company's Stock
                                   Incentive Plan(1)*

        10.4               --      Employment and Non-Competition Agreement dated as of
                                   January 1, 1998 between the Company and Bill J. Lam(1)*

        10.5               --      First Amendment effective April 1, 2000 to Employment and
                                   Non-Competition Agreement dated as of January 1, 1998
                                   between the Company and Bill J. Lam(5)*

        10.6               --      Employment and Non-Competition Agreement dated as of
                                   January 1, 1998 between the Company and David W. Sharp(1)*

        10.7               --      Employment and Non-Competition Agreement dated as of
                                   January 1, 1998 between the Company and James K. Cole(1)*

        10.8               --      Registration Rights Agreement dated as of December 4, 1997 among the Company, Highwood Partners, L.P., and Westgate
                                   International, L.P.(1)

        10.9               --      Credit Agreement dated as of October 27, 1997 among Den
                                   norske Bank ASA, Horizon Vessels, Inc. and Horizon Offshore
                                   Contractors, Inc.(1)

        10.10              --      Amendment No. 1 to Amended and Restated Credit Agreement
                                   dated as of September 28, 1999 between Horizon
                                   Vessels, Inc., Horizon Offshore Contractors, Inc. and Wells
                                   Fargo Bank.(5)

        10.11              --      Amendment No. 2 to Amended and Restated Credit Agreement
                                   dated as of December 31, 1999 between Horizon
                                   Vessels, Inc., Horizon Offshore Contractors, Inc. and Wells
                                   Fargo Bank(5)

        10.12              --      Loan Agreement dated December 30, 1998 among Horizon
                                   Vessels, Inc., Horizon Offshore Contractors, Inc., The CIT
                                   Group/Equipment Financing, Inc., as agent, and the other
                                   lenders specified therein.(6)

        10.13              --      Amendment No. 1 to Loan Agreement dated as of January 30,
                                   1999 among Horizon Vessels, Inc., Horizon Offshore
                                   Contractors, Inc., The CIT Group/Equipment Financing, Inc.,
                                   as agent, and the other lenders specified therein(5)

        10.14              --      Amendment No. 2 to Loan Agreement dated as of May 25, 1999 among Horizon Vessels, Inc., Horizon Offshore
                                   Contractors, Inc., The CIT Group/Equipment Financing, Inc.,
                                   as agent, and the other lenders specified therein(5)

        10.15              --      Amendment No. 3 to Loan Agreement dated as of November 30,
                                   1999 among Horizon Vessels, Inc., Horizon Offshore
                                   Contractors, Inc., The CIT Group/Equipment Financing, Inc.,
                                   as agent, and the other lenders specified therein(5)

        10.16              --      Amendment No. 4 to Loan Agreement dated as of January 31,
                                   2000 among Horizon Vessels, Inc., Horizon Offshore
                                   Contractors, Inc., The CIT Group/Equipment Financing, Inc.,
                                   as agent, and the other lenders specified therein(5)

       EXHIBIT
       NUMBER
---------------------
        10.17              --      Employment and Non-Competition Agreement dated as of
                                   September 1, 1999 between the Company and Clay Etheridge(2)

        10.18              --      Preferability Letter of Arthur Andersen LLP(2)

        10.19              --      Amendment No. 5 to the Loan Agreement dated as of June 30,
                                   2000 among Horizon Vessels, Inc., Horizon Offshore
                                   Contractors, Inc., The CIT Group/Equipment Financing Inc.,
                                   as agent, and the other lenders specified therein(3)

        10.20              --      Employment Agreement dated October 11, 1999 between Horizon
                                   Offshore Contractors, Ltd. and James Devine(4)

        21.1               --      Subsidiaries of the Company(5)

        23.1               --      Consent of Arthur Andersen LLP(7)

------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-43965).

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(7) Filed herewith

*   Management Contract or Compensatory Plan or Arrangement.