Form 10-Q
period 2001-03-31
HORIZON OFFSHORE INC
filed 2001-05-15
CIK 1051431

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                  OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    COMMISSION FILE NUMBER 0-23653

                             ---------------------

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

                               Yes /X/    No / /

The number of shares of the registrant's Common Stock outstanding as of May 3, 2001 was 22,998,619.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,       DECEMBER 31,
                                                                 2001              2000
                                                              -----------      ------------
                                                              (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 15,057         $  9,243
  Accounts receivable--
    Contract receivables....................................      21,725           20,436
    Costs in excess of billings.............................      35,896           17,611
    Affiliated parties......................................       4,686            6,874
  Inventory.................................................       1,596            1,947
  Other current assets......................................       2,676            2,537
                                                                --------         --------
      Total current assets..................................      81,636           58,648
PROPERTY AND EQUIPMENT, net.................................     177,264          176,895
OTHER ASSETS................................................       5,227            3,882
                                                                --------         --------
                                                                $264,127         $239,425
                                                                ========         ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $  6,382         $  8,192
  Accrued liabilities.......................................       4,250            4,953
  Accrued job costs.........................................      24,177           22,484
  Billings in excess of costs...............................       1,701              550
  Current maturities of long-term debt......................       6,472           12,517
                                                                --------         --------
      Total current liabilities.............................      42,982           48,696
LONG-TERM DEBT, net of current maturities...................      38,169           78,415
DEFERRED INCOME TAXES.......................................       9,475            8,279
                                                                --------         --------
      Total liabilities.....................................      90,626          135,390
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value, 5,000,000 shares
    authorized, none issued and outstanding.................          --               --
  Common stock, $1 par value, 35,000,000 shares authorized,
    23,796,480 and 19,869,098 shares issued respectively....      13,094            9,162
  Additional paid-in capital................................     151,663           88,245
  Retained earnings.........................................      15,297           13,209
  Treasury stock, 999,196 and 1,003,400 respectively........      (6,553)          (6,581)
                                                                --------         --------
      Total stockholders' equity............................     173,501          104,035
                                                                --------         --------
                                                                $264,127         $239,425
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

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2001            2000
                                                              ----------      ----------
CONTRACT REVENUES...........................................  $   54,056      $   15,906
COST OF CONTRACT REVENUES...................................      44,517          14,781
                                                              ----------      ----------
  Gross profit..............................................       9,539           1,125
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................       3,592           2,010
                                                              ----------      ----------
  Operating income (loss)...................................       5,947            (885)
OTHER INCOME (EXPENSE):
  Interest expense..........................................      (2,062)         (1,768)
  Interest income...........................................         293              99
  Loss on sale of fixed assets..............................         (22)             --
  Other income (expense)....................................           2              (1)
                                                              ----------      ----------
NET INCOME (LOSS), BEFORE PROVISION (BENEFIT) FOR INCOME
  TAX, EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE......................................       4,158          (2,555)
PROVISION (BENEFIT) FOR INCOME TAX..........................       1,502            (869)
                                                              ----------      ----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE..................       2,656          (1,686)
EXTRAORDINARY LOSS, NET OF TAXES OF $306....................        (568)             --
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES OF
  $745......................................................          --           1,381
                                                              ----------      ----------
NET INCOME (LOSS)...........................................  $    2,088      $     (305)
                                                              ==========      ==========
EARNINGS PER SHARE--BASIC:
  NET INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE.............................  $     0.13      $    (0.09)
  EXTRAORDINARY LOSS........................................       (0.03)             --
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE....................          --            0.07
                                                              ----------      ----------
  NET INCOME (LOSS)--BASIC..................................  $     0.10      $    (0.02)
                                                              ==========      ==========
EARNINGS PER SHARE--DILUTED:
  NET INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE.............................  $     0.12      $    (0.09)
  EXTRAORDINARY LOSS........................................       (0.02)             --
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE....................          --            0.07
                                                              ----------      ----------
  NET INCOME (LOSS)--DILUTED................................  $     0.10      $    (0.02)
                                                              ==========      ==========
SHARES USED IN COMPUTING NET INCOME (LOSS) PER
  SHARE--BASIC..............................................  20,442,650      18,804,379
SHARES USED IN COMPUTING NET INCOME (LOSS) PER
  SHARE--DILUTED............................................  21,506,215      18,804,379

  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss) before extraordinary item...............  $  2,656      $  (305)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities--
    Depreciation and amortization...........................     2,817        1,567
    Cumulative effect of accounting change..................        --       (2,126)
    Deferred income taxes...................................     1,502         (126)
    Loss on sale of assets..................................        22           --
    Amortization of deferred interest.......................        --          131
    Expense recognized for issuance of treasury stock for
      401(k) plan contributions.............................        87           --
    Changes in operating assets and liabilities--
      Accounts receivable...................................       899        5,919
      Costs in excess of billings...........................   (18,285)       1,057
      Billings in excess of costs...........................     1,151          198
      Inventory.............................................       351           54
      Other assets..........................................       179         (140)
      Accounts payable......................................    (1,810)      (1,005)
      Accrued liabilities...................................      (703)           2
      Accrued job costs.....................................     1,693       (5,626)
                                                              --------      -------
        Net cash used in operating activities...............    (9,441)        (400)
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases and additions to equipment......................    (2,646)      (3,932)
  Drydock costs.............................................    (1,934)        (759)
  Proceeds from sale of assets..............................         4           --
                                                              --------      -------
        Net cash used in investing activities...............    (4,576)      (4,691)
CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings under notes payable and long-term debt.........        --        8,500
  Loan fees.................................................      (295)        (200)
  Extraordinary loss........................................      (874)          --
  Principal payments on long-term debt......................   (46,291)      (2,637)
  Stock option transactions and other.......................     1,100           59
  Issuance of common stock..................................    66,191           --
                                                              --------      -------
        Net cash provided by financing activities...........    19,831        5,722
                                                              --------      -------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     5,814          631
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     9,243        8,117
                                                              --------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 15,057      $ 8,748
                                                              ========      =======
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest....................................  $  2,567      $ 1,711

  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The consolidated interim financial statements included herein have been prepared by Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (Horizon), and are unaudited, except for the balance sheet at December 31, 2000, which has been prepared from the audited financial statements. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments necessary for a fair presentation of the consolidated financial position as of March 31, 2001, the consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. Although management believes the unaudited interim related disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2001. The consolidated interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2000 Annual Report on Form 10-K.

ORGANIZATION

    Horizon provides offshore construction services to the oil and gas industry. These services generally consist of laying and burying marine pipelines for the transportation of oil and gas, and installing and salvaging production platforms and other marine structures. Work is performed primarily on a fixed-price or day-rate basis or a combination of these.

INTEREST CAPITALIZATION

    Interest is capitalized on the average amount of accumulated expenditures for equipment that is undergoing major modification and refurbishment prior to being placed into service. Interest is capitalized using an effective rate based on related debt until the equipment is placed into service. Interest expense for the three-month period ended March 31, 2001 is net of $20,899 interest capitalized. Interest capitalized during the three-month period ended March 31, 2000 was $67,000.

INVENTORY

    Inventory consists of structures held for resale from derrick salvage services. The inventory is reported at the lower of cost or market value. Horizon periodically assesses the net realizable value of its inventory items.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

2. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following (in thousands):

                                                              MARCH 31,      DECEMBER 31,
                                                                2001             2000
                                                              ---------      ------------
Barges, boats and related equipment.........................  $184,805         $183,367
Land and buildings..........................................     8,790            7,908
Machinery and equipment.....................................       245              245
Office furniture and equipment..............................     1,997            1,751
Leasehold improvements......................................     1,842            1,787
                                                              --------         --------
                                                               197,679          195,058
Less-Accumulated depreciation and amortization..............   (20,415)         (18,163)
                                                              --------         --------
Property and equipment, net.................................  $177,264         $176,895
                                                              ========         ========

    During the three months ended March 31, 2001, we incurred $2.6 million of capital expenditures primarily related to various vessel improvements and the spool base construction at our Port Arthur facility.

    On January 1, 2000, we changed depreciation methods from the straight-line method to the units-of-production method on our major barges and vessels to more accurately reflect the decline in value due to wear and tear of normal use. We believe that the units-of-production method is best suited to reflect the actual deterioration of our marine equipment. Depreciation expense calculated under the units-of-production method may be different than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than 25% of annual straight-line depreciation, and the cumulative depreciation based on utilization of each vessel will not be less than 50% of cumulative straight-line depreciation. For the quarter ended March 31, 2000, we recorded the cumulative effect of a $1.4 million adjustment, or $0.07 per share, which is net of taxes of $0.7 million related to changing depreciation methods from the straight-line method to the units-of-production method.

3. STOCKHOLDERS' EQUITY

STOCK OFFERING

    In February 2001, we sold 3,800,000 shares of common stock in a secondary offering. We received $66.2 million after deducting the underwriting discount and expenses. We used $30.0 million to reduce indebtedness, $5.6 million to purchase a 256' dedicated bury barge which will be converted to a pipelay/ pipbury barge, and plan to use approximately $10.0 million to support the joint venture with Cal Dive. The remainder will be used for general corporate purposes, including funding capital expenditures to expand our operating capabilities and potential vessel acquisitions.

EARNINGS PER SHARE

    Earnings per share data for all periods presented has been computed pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

3. STOCKHOLDERS' EQUITY (CONTINUED)
number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2001, we had outstanding options covering an aggregate of 1,954,054 shares of common stock, of which 748,314 shares were exercisable.

TREASURY STOCK

    In July 1998, the board of directors approved the repurchase of up to $10.0 million of Horizon's outstanding common stock. Shares were purchased from time to time in 1998 and 1999, subject to market conditions, in the open market or in privately negotiated transactions. During the quarter ended March 31, 2001, we contributed 4,204 shares of treasury stock to our 401(k) Plan. We record treasury stock under the average cost basis. As of March 31, 2001, our treasury stock consisted of 999,196 shares at a cost of $6.6 million.

4. LOSS ON EXTINGUISHMENT OF DEBT

    During March 2001, we paid $30 million to reduce the outstanding principal balance under our term loan, which was subject to a penalty of $0.6 million (net of taxes of $0.3 million), or $0.02 per share-diluted, for the early extinguishment of debt.

5. RELATED PARTY TRANSACTIONS

    In August 1998, we entered into a master service agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates, L.P. and Elliott International, L.P., to charter certain marine vessels on an as needed basis from Odyssea. As of March 31, 2001, Horizon had an outstanding balance payable to Odyssea of $0.2 million. During the three months ended March 31, 2001, Odyssea billed Horizon $4.0 million and we paid Odyssea $4.1 million for services rendered under the agreement. Odyssea billed Horizon $1.0 million and we paid Odyssea $1.0 million during the quarter ended March 31, 2000. In management's opinion, the transactions were effected on terms similar to those which could have been obtained from unaffiliated third parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH HORIZON'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND THE DISCUSSION UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" INCLUDED IN OUR 2000 ANNUAL REPORT ON FORM 10-K. THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO RISKS AND UNCERTAINTIES. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, ACTUAL RESULTS MAY DIFFER FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS.

GENERAL

    We provide marine construction services to the offshore oil and gas industry. We operate primarily in the United States Gulf of Mexico, and have recently expanded our operations to Mexico and Central and South America. Our marine fleet consists of twelve vessels, ten of which are currently operational. We have also established alliances and joint ventures with selected offshore service and energy companies to broaden the range of services we offer our customers, participate in the ultra-deepwater market and expand our operations internationally. The primary services we provide include:

    - installing pipelines in the Gulf of Mexico and selected international markets;

    - providing pipebury, hook-up and commissioning services; and

    - installing production platforms and other structures and then disassembling and salvaging them at the end of their life cycles.

    In February 2001, we sold 3,800,000 shares of common stock in a secondary offering. We received $66.2 million after deducting the underwriting discount and expenses. We used $30.0 million to reduce indebtedness, $5.6 million to purchase a 256' dedicated bury barge which will be converted to a pipelay/ pipebury barge, and plan to use approximately $10.0 million to support the joint venture with Cal Dive. The remainder will be used for general corporate purposes, including funding capital expenditures to expand our operating capabilities and potential vessel acquisitions.

    On March 1, 2001, we signed a definitive agreement with Cal Dive forming a joint venture, 50% owned by us, to perform deepwater pipe reeling projects in the U.S. Gulf of Mexico. We believe that a joint venture with an experienced subsea development contractor like Cal Dive will expand our operating capabilities and facilitate participation in the deepwater market segment. We will jointly manage and staff the joint venture with Cal Dive. The joint venture will charter the SEA SORCERESS, a 374 foot vessel with a 10,000 ton deck load capacity that is being converted to a dynamically positioned multi-service vessel, and other vessels from Cal Dive on an as-needed basis to perform deepwater small diameter pipelaying projects. The joint venture will require an estimated capital expenditure of approximately $15 million, of which we will pay 50%, to design, construct and install the reel pipelay equipment to be used to perform pipelaying operations. Construction of a spooling facility to support the joint venture and other reel pipelaying requirements at our marine base in Port Arthur, Texas began in February 2001, at an estimated cost of $3.5 million to us.

    Our operating results are directly tied to industry demand for our services, most of which are performed on the outer continental shelf in the Gulf and recently offshore Mexico, and, to a lesser degree, seasonal impact. Demand for our services is primarily a function of the level of oil and gas activity in our market areas. Due to the time required to drill a well and fabricate a production platform, demand for our services usually lags exploratory drilling by six to eighteen months and sometimes longer. The strong market conditions, including energy commodity prices, rising rig count and construction permitting trends, indicate the likelihood of demand increases. We believe our operating results are significantly affected by improvements in market conditions, our enhanced fleet capabilities and our management expertise.

RESULTS OF OPERATIONS

    Revenues and profits increased in the first quarter of 2001 compared with 2000 as offshore activity in the Gulf of Mexico improved primarily in response to higher oil and gas prices and our participation in the Mexico offshore construction market. We believe that our expanded fleet and operating capabilities have positioned us to take advantage of the increased activity levels in the marine construction market.

    Our vessel acquisitions and international expansion have increased our operating cost structure. The aggregate amount of selling, general, and administrative expenses has increased to support this growth. In May 2001, we purchased a 256' dedicated bury barge for $5.6 million. This barge will undergo conversion to a combination lay/bury barge at our Port Arthur facility and will be renamed the PECOS HORIZON. The PECOS HORIZON will be capable of laying pipelines up to 20 inches in diameter and operating in water depths up to 500 feet. The vessel will also be capable of burying pipelines up to 60 inches in diameter to depths of 16 feet below the seafloor. The acquisition of this barge further expands our fleet of construction vessels and will enhance our strategic position both domestically and internationally.

    We continue to perform our ongoing projects in Mexico. The current projects in Mexico are slated for completion by late second quarter or early third quarter, however, we are also bidding on additional work in this market. We continued our expansion efforts into other international markets by actively bidding on selected projects in West Africa and Latin America.

QUARTER ENDED MARCH 31, 2001 COMPARED TO THE QUARTER ENDED MARCH 31, 2000

    CONTRACT REVENUES. Contract revenues were $54.1 million for the quarter ended March 31, 2001, compared to $15.9 million for the quarter ended March 31, 2000. The increase in revenues is primarily due to the projects in Mexico and higher utilization of our vessels in the Gulf of Mexico. Our two projects in Mexico contributed approximately $24.0 million in revenues during the first quarter 2001.

    GROSS PROFIT. Gross profit was $9.5 million (17.6% of contract revenues) for the quarter ended March 31, 2001 compared to a gross profit of $1.1 million (7.1% of contract revenues) for the quarter ended March 31, 2000. The increase in gross profit is due to the higher margins related to our Mexico projects and higher margins bid on projects in the Gulf of Mexico.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $3.6 million (6.6% of contract revenues) for the three months ended March 31, 2001, compared with $2.0 million (12.6% of contract revenues) for the same period in 2000. The percentage decrease was primarily due to the increase in revenues without a corresponding increase in selling, general and administrative expenses.

    INTEREST EXPENSE. Interest expense was $2.1 million for the three months ended March 31, 2001, net of $21,000 interest capitalized, and $1.8 million for the same period last year, net of $0.1 million interest capitalized. Our total outstanding debt was $44.6 million at March 31, 2001, compared to $85.2 million at March 31, 2000. Our outstanding debt decreased as a result of the prepayment of debt from proceeds from a secondary offering.

    INTEREST INCOME. Interest income includes interest from cash investments of $0.3 million for the three months ended March 31, 2001 and $0.1 million for the first quarter in 2000.

    OTHER INCOME (EXPENSE). Other income (expense) for the three months ended March 31, 2001 included $37,000 of revenue earned from billings to the DSND joint venture for administrative services and equity losses of $39,000 related to the DSND joint venture. The DSND joint venture was dissolved in February 2001.

    INCOME TAXES. We use the liability method of accounting for income taxes. For the quarter ended March 31, 2001, we recorded a federal income tax provision of $1.5 million, at a net effective rate of 36.1% on a pre-tax net income of $4.2 million. For the quarter ended March 31, 2000, we recorded a federal income tax benefit of $0.9 million, at a net effective rate of 34.0% on pre-tax net loss of $2.6 million.

    EXTRAORDINARY ITEM. We recorded an extraordinary charge of $0.6 million, or $0.02 per share-diluted, net of taxes of $0.3 million related to a penalty on the early extinguishment of debt.

    CUMULATIVE EFFECT OF ACCOUNTING CHANGE. We recorded a cumulative effect of $1.4 million, or $0.07 per share, net of taxes of $0.7 million related to changing depreciation methods from straight-line to the units-of-production method effective January 1, 2000. See Note 2 of the notes to consolidated financial statements.

    NET INCOME. We reported net income for the first quarter of $2.7 million, or $0.12 per share-diluted, before an extraordinary loss of $0.6 million net of tax, or $0.02 per share, related to the early extinguishment of debt. This compares with a net loss of $0.3 million, or $0.02 per share, for the first quarter of 2000, which includes the effect of a cumulative adjustment of $1.4 million or $0.07 per share related to a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

    In February 2001, we sold 3,800,000 shares of common stock in a secondary offering. We received $66.2 million after deducting the underwriting discount and expenses. We used $30.0 million to reduce indebtedness, $5.6 million to purchase a 256' dedicated bury barge which will be converted to a pipelay/ pipebury barge, and plan to use approximately $10.0 million to support the joint venture with Cal Dive. The remainder will be used for general corporate purposes, including funding capital expenditures to expand our operating capabilities and potential vessel acquisitions.

    Our primary liquidity needs are to fund acquisitions and improvements to the fleet necessary to expand operations and to provide working capital. We had $38.7 million of working capital at March 31, 2001, compared to $10.0 million of working capital at December 31, 2000. The increase in working capital was attributable to increased costs in excess of billings from our Mexico operations and a decrease in current maturities of long-term debt, which resulted from the early extinguishment of debt. Cash used in operations was $9.4 million for the three months ended March 31, 2001, compared to $0.4 million of cash used in operations for the first three months ended March 31, 2000. Cash used in operations for the quarter ended March 31, 2001 was primarily the result of our Mexico operations.

    Outstanding borrowings under our term loan with the CIT Group, Inc. at December 31, 2000 were $75.7 million. Our term loan is secured by mortgages on all vessels. During March 2001, we paid $30 million to reduce the outstanding principal balance under our term loan, which was subject to a penalty of $874,000 for the early extinguishment of debt. Outstanding borrowings under our term loan at March 31, 2001 were $43.1 million. Our total borrowings currently require a $411,000 monthly principal payment. The loan agreement with The CIT Group, Inc. bears interests at LIBOR plus 2.65% and will mature at various dates between December 31, 2005 and May 31, 2006.

    On May 10, 2001, we entered into a $27.5 million revolving line of credit with CIT Group, Inc. This facility is secured by mortgages on various vessels and bears interest at LIBOR plus 2.95 percent.

    In March 2001, we replaced our revolving credit facility by entering into a $25.0 million revolving line of credit with a syndicate agented by Southwest Bank of Texas. This resulted in a non-cash write-off of $0.2 million recorded as interest expense. The Southwest Bank facility matures on April 3, 2003, and currently bears interest at LIBOR plus 2.0% and is secured by accounts receivable from customers. At March 31, 2001, we had no borrowings under the Southwest Bank facility and $15.0 million available under the borrowing base calculation.

    Our term loan and revolving credit facility require that certain conditions be met in order for us to obtain advances. Our term loan is secured by mortgages on all vessels. Our revolving credit facility is secured by accounts receivable. Advances under our current credit facility may be obtained in accordance with a borrowing base defined as a percentage of accounts receivable balances. Both the term loan and revolving credit facility contain customary defaults and require us to maintain certain financial ratios. The term loan and revolving credit facility also contain certain covenants that limit our ability to incur additional debt, pay dividends, create certain liens, sell assets and make capital expenditures. We were in compliance with all loan covenants as of March 31, 2001.

    Current maturities of long-term debt were $6.5 million as of March 31, 2001. We believe that cash generated from operations and the offering, together with available borrowings under our revolving credit facility, will be sufficient to fund the planned capital projects and working capital requirements into 2002. Planned capital expenditures for the remainder of 2001 are estimated to total approximately $30.0 million. Our strategy, however, is to make other acquisitions, to expand our operating capabilities and expand into selected international areas. To the extent we are successful in identifying acquisition and expansion opportunities and have expanded our market share in those areas, we may require additional equity or debt financing depending on the size of any transaction.

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

    These and other uncertainties related to the business are described in detail under the heading "Cautionary Statement" in our 2000 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our market risk exposures primarily include interest rate and exchange rate fluctuation on derivative and financial instruments as detailed below. Our market risk sensitive instruments are classified as "other than trading". The following sections address the significant market risks associated with our financial activities during the quarter ended March 31, 2001. Our exposure to market risk as discussed below includes "forward-looking statements" and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in foreign currency exchange rates or interest rates.

    As of March 31, 2001 the carrying value of our long-term variable rate debt, including accrued interest, was approximately $44.6 million. The fair value of this debt approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates. Fair value was determined as noted above. A hypothetical 1% increase in the applicable interest rates as of March 31, 2001 would increase annual interest expense by approximately $0.4 million.

    In Mexico, we collect revenues and pay expenses in foreign currency. We monitor the exchange rate of our foreign currencies and, when deemed appropriate, enter into hedging transactions in order to mitigate the risk from foreign currency fluctuations. We also manage foreign currency risk by attempting to contract as much foreign revenue as possible in U.S. Dollars.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

 (a)  Exhibits

 3.1  Amended and Restated Certificate of Incorporation of the
      Company(1)

 3.2  Bylaws of the Company(1)

10.1  Loan Agreement, dated March 26, 2001 between Horizon
      Offshore Contractors, Inc., Horizon Subsea Services, Inc.,
      Horizon Offshore Vessels, Inc. and Southwest Bank of Texas,
      N.A.(2)

 (b)  Reports on Form 8-K:

      On January 31, 2001, we filed a report on Form 8-K, reporting under item 5, announcing earnings for the fourth quarter and year ended December 31, 2000.

      On February 1, 2001, we filed a report on Form 8-K, reporting under item 5, announcing that Horizon
      Offshore, Inc. entered into a letter of intent with Cal Dive
      International, Inc. to form a joint venture.

      On February 16, 2001, we filed a report on Form 8-K, reporting under item 5, announcing that Horizon
      Offshore, Inc. sold 3.8 million shares in a public offering.

      On March 8, 2001, we filed a report on Form 8-K, reporting under item 5, announcing officer appointments. ( )

------------------------

(1) Incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-43965).

(2) Filed herewith

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       HORIZON OFFSHORE, INC.

                                                       By:              /s/ DAVID W. SHARP
                                                            -----------------------------------------
                                                                          David W. Sharp
                                                                   EXECUTIVE VICE PRESIDENT AND
Date: May 15, 2001                                                   CHIEF FINANCIAL OFFICER