Form 10-Q
period 2001-06-30
HORIZON OFFSHORE INC
filed 2001-08-14
CIK 1051431

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

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of the registrant's common stock outstanding as of August 1, 2001 was 23,105,853.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  6,547      $  9,243
  Accounts receivable--
    Contract receivables....................................      26,300        20,436
    Costs in excess of billings.............................      85,139        17,611
    Affiliated parties......................................           5         6,874
  Inventory.................................................       1,596         1,947
  Other current assets......................................       4,489         2,537
                                                                --------      --------
      Total current assets..................................     124,076        58,648
PROPERTY AND EQUIPMENT, net.................................     187,299       176,895
OTHER ASSETS................................................       6,229         3,882
                                                                --------      --------
                                                                $317,604      $239,425
                                                                ========      ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $ 12,146      $  8,192
  Accrued liabilities.......................................       5,291         4,953
  Accrued job costs.........................................      25,433        22,484
  Billings in excess of costs...............................         952           550
  Current maturities of long-term debt......................       5,788        12,517
                                                                --------      --------
      Total current liabilities.............................      49,610        48,696
LONG-TERM DEBT, net of current maturities...................      74,787        78,415
DEFFERED INCOME TAXES.......................................      12,476         8,279
                                                                --------      --------
      Total liabilities.....................................     136,873       135,390
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value, 5,000,000 shares
    authorized, none issued and outstanding.................          --            --
  Common stock, $1 par value, 35,000,000 shares authorized,
    24,096,480 shares issued at June 30, 2001 and 19,869,098
    at December 31, 2000....................................      13,284         9,162
  Additional paid-in capital................................     153,235        88,245
  Retained earnings.........................................      20,732        13,209
  Treasury stock, 994,105 shares at June 30, 2001 and
    1,003,400 at December 31, 2000, at cost.................      (6,520)       (6,581)
                                                                --------      --------
      Total stockholders' equity............................     180,731       104,035
                                                                --------      --------
                                                                $317,604      $239,425
                                                                ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                  JUNE 30,                  JUNE 30,
                                                           -----------------------   -----------------------
                                                              2001         2000         2001         2000
                                                           ----------   ----------   ----------   ----------
CONTRACT REVENUES........................................  $   83,348   $   36,588   $  137,404   $   52,494
COST OF CONTRACT REVENUES................................      70,379       30,045      114,896       44,826
                                                           ----------   ----------   ----------   ----------
  Gross profit...........................................      12,969        6,543       22,508        7,668
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.............       3,512        2,371        7,105        4,381
                                                           ----------   ----------   ----------   ----------
  Operating income.......................................       9,457        4,172       15,403        3,287
OTHER:
  Interest expense.......................................        (996)      (1,824)      (3,058)      (3,592)
  Interest income........................................          --           53          293          152
  Loss on sale of fixed asset............................          --           --          (22)          --
  Other income (expense).................................         (25)          13          (22)          12
                                                           ----------   ----------   ----------   ----------
NET INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY ITEM
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE.............       8,436        2,414       12,594         (141)
INCOME TAX PROVISION (BENEFIT)...........................       3,001          845        4,503          (24)
                                                           ----------   ----------   ----------   ----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE.................       5,435        1,569        8,091         (117)
EXTRAORDINARY LOSS, NET OF TAXES OF $306.................          --           --         (568)          --
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES OF
  $745...................................................          --           --           --        1,381
                                                           ----------   ----------   ----------   ----------
NET INCOME...............................................  $    5,435   $    1,569   $    7,523   $    1,264
                                                           ==========   ==========   ==========   ==========
EARNINGS PER SHARE--BASIC:
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE.................  $     0.24   $     0.08   $     0.37   $     0.00
EXTRAORDINARY LOSS.......................................          --           --        (0.02)          --
CUMULATIVE EFFECT OF ACCOUNTING CHANGE...................          --           --           --         0.07
                                                           ----------   ----------   ----------   ----------
NET INCOME--BASIC........................................  $     0.24   $     0.08   $     0.35   $     0.07
                                                           ==========   ==========   ==========   ==========
EARNINGS PER SHARE--DILUTED:
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE.................  $     0.23   $     0.08   $     0.35   $     0.00
EXTRAORDINARY LOSS.......................................          --           --        (0.02)          --
CUMULATIVE EFFECT OF ACCOUNTING CHANGE...................          --           --           --         0.07
                                                           ----------   ----------   ----------   ----------
NET INCOME--DILUTED......................................  $     0.23   $     0.08   $     0.33   $     0.07
                                                           ==========   ==========   ==========   ==========
SHARES USED IN COMPUTING NET INCOME
PER SHARE--BASIC.........................................  22,930,371   19,362,393   21,699,788   19,193,229
PER SHARE--DILUTED.......................................  23,908,625   19,362,393   22,663,739   19,193,229

  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income before extraordinary item......................  $  8,091   $  1,264
  Adjustments to reconcile net income to net cash provided
  by (used in)
    operating activities--
    Depreciation and amortization...........................     5,938      3,575
    Cumulative effect of accounting change..................        --     (2,126)
    Deferred income taxes...................................     4,503        719
    Loss on sale of fixed asset.............................        22         --
    Amortization of deferred interest.......................        --        341
    Expense recognized for issuance of treasury stock for
    401(k) plan
      contributions.........................................       178        120
    Changes in operating assets and liabilities--
      Accounts receivable...................................     1,005      2,663
      Costs in excess of billings...........................   (67,528)    (5,499)
      Billings in excess of costs...........................       402      3,316
      Inventory.............................................       351        212
      Other current assets..................................    (1,630)      (490)
      Accounts payable......................................     3,954      2,718
      Accrued liabilities...................................       338      1,784
      Accrued job costs.....................................     2,949      2,470
      Due to related parties................................        --         24
                                                              --------   --------
        Net cash provided by (used in) operating
        activities..........................................   (41,427)    11,091
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases and additions to equipment......................   (15,133)    (9,325)
  Drydock costs.............................................    (3,501)    (1,165)
  Proceeds from sale of fixed asset.........................         4         --
                                                              --------   --------
        Net cash used in investing activities...............   (18,630)   (10,490)
CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings under notes payable and long-term debt.........    38,269     14,200
  Loan fees.................................................      (403)      (225)
  Extraordinary loss........................................      (874)        --
  Principal payments on long-term debt......................   (48,626)    (5,274)
  Stock option transactions and other.......................     2,976         50
  Issuance of common stock..................................    66,019         --
                                                              --------   --------
        Net cash provided by financing activities...........    57,361      8,751
                                                              --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (2,696)     9,352
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     9,243      8,117
                                                              --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  6,547   $ 17,469
                                                              ========   ========

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest....................................  $  3,714   $  3,372

  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    The consolidated interim financial statements included herein have been prepared by Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (Horizon), and are unaudited, except for the balance sheet at December 31, 2000, which has been prepared from the audited financial statements. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments necessary for a fair presentation of the financial position as of June 30, 2001, the statements of operations and cash flows for each of the three and six month periods ended June 30, 2001 and 2000. Although management believes the unaudited interim related disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2001. The consolidated interim financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in our 2000 Annual Report on Form 10-K.

ORGANIZATION

    Horizon provides offshore construction services to the oil and gas industry. These services generally consist of laying and burying marine pipelines for the transportation of oil and gas, and installing and salvaging production platforms and other marine structures. Work is performed primarily on a fixed-price or day-rate basis or a combination of these.

INTEREST CAPITALIZATION

    Interest is capitalized on the average amount of accumulated expenditures for equipment that is undergoing major modifications and refurbishment prior to being placed into service. Interest is capitalized using an effective rate based on related debt until the equipment is placed into service. Interest expense for the three and six month periods ended June 30, 2001 is net of $181,297 and $202,196 of capitalized interest, respectively. Interest capitalized during the three and six month periods ended June 30, 2000 was $61,000 and $128,000, respectively.

INVENTORY

    Inventory consists of structures held for resale from derrick salvage services. The inventory is reported at the lower of cost or market value. Horizon periodically assesses the net realizable value of its inventory items.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

2.  PROPERTY AND EQUIPMENT:

    Property and equipment consists of the following (in thousands):

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
Barges, boats and related equipment.........................  $195,285     $183,367
Land and buildings..........................................    10,261        7,908
Machinery and equipment.....................................       245          245
Office furniture and equipment..............................     2,428        1,751
Leasehold improvements......................................     1,946        1,787
                                                              --------     --------
                                                               210,165      195,058
Less--Accumulated depreciation..............................   (22,866)     (18,163)
                                                              --------     --------
Property and equipment, net.................................  $187,299     $176,895
                                                              ========     ========

    During the six months ended June 30, 2001, we incurred $15.1 million of capital expenditures primarily related to the purchase of the PECOS HORIZON, the upgrade of the BRAZOS HORIZON, and continued construction of the spool base at our Port Arthur facility.

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

3.  STOCKHOLDERS' EQUITY

STOCK OFFERING

    In February 2001, we sold 3,800,000 shares of common stock in a secondary offering. We received $66.0 million after deducting the underwriting discount and expenses. We used $30.0 million to reduce indebtedness, $5.6 million to purchase a 256' dedicated bury barge which will be converted to a pipelay/ pipebury barge, and plan to use approximately $10.0 million to support the joint venture with Cal Dive. The remainder is being used for general corporate purposes, including funding capital expenditures to expand our operating capabilities and potential vessel acquisitions.

EARNINGS PER SHARE

    Earnings per share data for all periods presented has been computed pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
common stock. As of June 30, 2001, we had outstanding options covering an aggregate of 2,479,206 shares of common stock, of which 924,136 shares were exercisable.

TREASURY STOCK

    In July 1998, the board of directors approved the repurchase of up to $10.0 million of Horizon's outstanding common stock. Shares were purchased from time to time in 1998 and 1999, subject to market conditions, in the open market or in privately negotiated transactions. During the six months ended June 30, 2001, we contributed 9,295 shares of treasury stock to our 401(k) plan. We record treasury stock under the average cost basis. As of June 30, 2001, our treasury stock consisted of 994,105 shares at a cost of $6.5 million.

4.  LOSS ON EXTINGUISHMENT OF DEBT

    During March 2001, we paid $30.0 million to reduce the outstanding principal balance under our term loan, which was subject to a penalty of $0.6 million (net of taxes of $0.3 million), or $0.02 per share-diluted, for the early extinguishment of debt.

5.  RELATED PARTY TRANSACTIONS

    In August 1998, we entered into a master service agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates, L.P. and Elliott International, L.P., to charter certain marine vessels on an as-needed basis from Odyssea. As of June 30, 2001, Horizon had an outstanding balance payable to Odyssea of $1.4 million. During the six months ended June 30, 2001, Odyssea billed Horizon $8.5 million and we paid Odyssea $7.4 million for services rendered under the agreement. Odyssea billed Horizon $2.6 million and we paid Odyssea $1.6 million during the six months ended June 30, 2000. In management's opinion, the transactions were effected on terms similar to those which could have been obtained from unaffiliated third parties.

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

    In February 2001, we sold 3,800,000 shares of common stock in a secondary offering. We received $66.0 million after deducting the underwriting discount and expenses. We used $30.0 million to reduce indebtedness, $5.6 million to purchase a 256' dedicated bury barge which will be converted to a pipelay/ pipebury barge, and plan to use approximately $10.0 million to support the joint venture with Cal Dive. The remainder is being used for general corporate purposes, including funding capital expenditures to expand our operating capabilities and potential vessel acquisitions.

    On March 1, 2001, we signed a definitive agreement with Cal Dive forming a joint venture, 50% owned by us, to perform deepwater pipe reeling projects in the U.S. Gulf of Mexico. We believe that a joint venture with an experienced subsea development contractor like Cal Dive will expand our operating capabilities and facilitate participation in the deepwater market segment. We will jointly manage and staff the joint venture with Cal Dive. The joint venture will charter the SEA SORCERESS, a 374 foot vessel with a 10,000 ton deck load capacity that is being converted to a dynamically positioned multi-service vessel, and other vessels from Cal Dive on an as-needed basis to perform deepwater small diameter reel pipelaying projects. The joint venture will require an estimated capital expenditure of approximately $15 million, of which we will pay 50%, to design, construct and install the reel pipelay equipment to be used to perform pipelaying operations. Construction of a spooling facility owned and operated by Horizon to support the joint venture and other reel pipelaying requirements at our marine base in Port Arthur, Texas began in February 2001, at an estimated cost of $3.5 million to us.

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

RESULTS OF OPERATIONS

    Revenues increased for the six months ended June 2001 compared with the six months ended June 2000 primarily in response to our participation in the Mexico offshore construction market. Our current projects in Mexico are slated for completion by the end of the third quarter or early fourth quarter depending on weather conditions; however, we are also bidding on additional work in this market. We continued our expansion efforts into other international markets by actively bidding on selected projects in West Africa and Latin America.

    Profit margins in the Gulf of Mexico have decreased slightly during the second quarter compared with the first quarter of 2001 due to customer concerns over U.S. natural gas pricing trends. Even though oil prices have remained relatively strong, our activity in the Northern Gulf is closely related to changes in demand for natural gas. Larger and more profitable projects that were scheduled for the second and third quarter have been postponed to the fourth quarter and into next year. This delay will result in lower than expected utilization for the third quarter in the Gulf of Mexico.

    Although the reduced demand in the Gulf market has impacted our near-term outlook, we are clearly focused on our strategy to expand our market presence. We will continue our expansion into selected international markets where our management team has considerable experience. As part of our international expansion plans, we signed an agreement in July 2001 to purchase the combination, 360' derrick/lay barge, SHILLELAGH, currently located in Indonesia. After completing the upgrade and modification by year-end, the vessel will be able to perform turnkey projects in remote locations with a single mobilization as our largest combination barge. We intend to operate the vessel in Indonesia, Malaysia, as well as other areas in Southeast Asia such as Thailand and Vietnam. This acquisition represents our entry into the recovering Asian market.

    In July 2001, we received a letter of intent from Noble Affiliates, Inc. through its subsidiary EDC Ecuador, Ltd. to install 42 miles of 12-inch gas pipeline as part of the Amistad Development Project in Golfo De Guayaquil, Ecuador. We will deploy one of our pipelay/bury barges to lay and bury the offshore pipeline. The installation is scheduled to commence during the fourth quarter of 2001, with project completion in the first quarter of 2002. With the addition of this project our backlog is $61.0 million as of August 9, 2001.

    In May 2001, we purchased a 256' dedicated bury barge for $5.6 million. This barge will undergo conversion to a combination lay/bury barge at our Port Arthur facility and will be renamed the PECOS HORIZON. The PECOS HORIZON will be capable of laying pipelines up to 20 inches in diameter and operating in water depths up to 500 feet. The vessel will also be capable of burying pipelines up to 60 inches in diameter to depths of 16 feet below the seafloor. The acquisition of this barge further expands our fleet of construction vessels and enhances our strategic position both domestically and internationally.

QUARTER ENDED JUNE 30, 2001 COMPARED TO THE QUARTER ENDED JUNE 30, 2000

    CONTRACT REVENUES. Contract revenues were $83.3 million for the quarter ended June 30, 2001, compared to $36.6 million for the quarter ended June 30, 2000. The increase in revenues is primarily due to our international expansion into Mexico. Our two projects in Mexico contributed $52.2 million in revenues during the second quarter.

    GROSS PROFIT. Gross profit was $13.0 million (15.6% of contract revenues) for the quarter ended June 30, 2001 compared to gross profit of $6.5 million (17.9% of contract revenues) for the quarter ended June 30, 2000. Gross profit as a percentage of revenues decreased due to customer concerns over U.S. natural gas pricing trends and the postponement of larger and more profitable jobs to the fourth quarter and into next year.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $3.5 million (4.2% of contract revenues) for the three months ended June 30, 2001, compared with

$2.4 million (6.5% of contract revenues) for the same period in 2000. The percentage decrease was primarily due to the increase in revenues without a corresponding increase in selling, general and administrative expenses.

    INTEREST EXPENSE. Interest expense was $1.0 million for the three months ended June 30, 2001, net of $0.2 million interest capitalized, and $1.8 million for the same period last year, net of $0.1 million interest capitalized. Our total outstanding debt was $80.6 million at June 30, 2001, compared to $88.2 million at June 30, 2000.

    INTEREST INCOME. There was no interest income on cash investments for the three months ended June 30, 2001 compared to $53,000 for the second quarter in 2000.

    OTHER INCOME (EXPENSE). Other income (expense) for the three months ended June 30, 2001 primarily consisted of $157,000 of foreign currency gain and other expense of $182,000 related to our Mexico operations.

    INCOME TAXES. We use the liability method of accounting for income taxes. For the quarter ended June 30, 2001, we recorded a federal income tax provision of $3.0 million, at a net effective rate of 35.6% on pre-tax net income of $8.4 million. For the quarter ended June 30, 2000, we recorded a federal income tax provision of $0.8 million, at a net effective rate of 35.0% on pre-tax net income of $2.4 million.

    NET INCOME. Net income for the quarter ended June 30, 2001 was $5.4 million, or $0.23 per share-diluted. This compares with net income of $1.6 million, or $0.08 per share for the quarter ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

    CONTRACT REVENUES. Contract revenues were $137.4 million for the six months ended June 30, 2001, compared to $52.5 million for the six months ended
June 30, 2000. Our results during the first half of 2001 have been significantly impacted by our Mexico operations. Our two projects in Mexico contributed approximately $76.6 million in revenues for the six months ended June 30, 2001.

    GROSS PROFIT. Gross profit was $22.5 million (16.4% of contract revenues) for the first six months of 2001, compared to a gross profit of $7.7 million (14.6% of contract revenues) for the same period of 2000. The increase in gross profit is attributable to our Mexico operations and increased utilization compared with last year.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $7.1 million (5.2% of contract revenues) for the six months ended June 30, 2001, compared to $4.4 million (8.3% of contract revenues) for the same period of 2000. The percentage decrease was primarily due to the increase in revenues with a lower corresponding increase in selling, general and administrative expenses.

    INTEREST EXPENSE. Interest expense for the six months ended June 30, 2001 was $3.1 million net of $0.2 million of interest capitalized. Interest expense was $3.6 million for the six months ended June 30, 2000, net of $0.1 million of interest capitalized.

    INTEREST INCOME. Interest income on cash investments for the six months ended June 30, 2001 and 2000 was $293,000 and $152,000, respectively.

    OTHER INCOME (EXPENSE). Included in other income (expense) for the six months ended June 30, 2001 is $162,000 of foreign currency gain, $182,000 of other expense related to Mexico operations, $37,000 of revenue earned from billings to the DSND joint venture for administrative services and equity losses of $39,000 related to the DSND joint venture. The DSND joint venture was dissolved in February 2001.

    INCOME TAXES. We use the liability method of accounting for income taxes. For the six months ended June 30, 2001, we recorded a federal income tax provision of $4.5 million, at a net effective rate of 35.8% on a pre-tax income of $12.6 million. For the same period last year, we recorded a federal income tax benefit of $24,000, at a net effective rate of 17.0% on a pre-tax loss of $141,000.

    EXTRAORDINARY LOSS. For the six months ended June 30, 2001, we recorded an extraordinary loss of $0.6 million net of taxes of $0.3 million, or $0.02 per share-diluted, related to a penalty on the early extinguishment of debt. See
Note 4 of the notes to consolidated financial statements.

    CUMULATIVE EFFECT OF ACCOUNTING CHANGE. We recorded a cumulative effect of $1.4 million net of taxes of $0.7 million, or $0.07 per share, related to changing depreciation methods from straight-line to the units-of-production method effective January 1, 2000. See Note 2 of the notes to consolidated financial statements.

    NET INCOME. Net income was $7.5 million, or $0.33 per share-diluted, for the six months ended June 30, 2001, which includes the effect of an extraordinary loss of $0.6 million, or $0.02 per share, related to the early extinguishment of debt. Net income for the six months ended June 30, 2000 was $1.3 million, or $0.07 per share which includes the effect of a cumulative adjustment of $1.4 million, or $0.07 per share, related to a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

    In February 2001, we sold 3,800,000 shares of common stock in a secondary offering. We received $66.0 million after deducting the underwriting discount and expenses. We used $30.0 million to reduce indebtedness, $5.6 million to purchase a 256' dedicated bury barge which will be converted to a pipelay/ pipebury barge, and plan to use approximately $10.0 million to support the joint venture with Cal Dive. The remainder is being used for general corporate purposes, including funding capital expenditures to expand our operating capabilities and potential vessel acquisitions.

    Our primary liquidity needs are to fund acquisitions and improvements to the fleet necessary to expand operations and to provide working capital. We had $74.5 million of working capital at June 30, 2001, compared to $10.0 million of working capital at December 31, 2000. The increase in working capital was attributable to increased costs in excess of billings from our Mexico operations and a decrease in current maturities of long-term debt, which resulted primarily from the early extinguishment of debt. Cash used in operations was $41.4 million for the six months ended June 30, 2001, compared to $11.1 million of cash provided by operations for the six months ended June 30, 2000. Cash used in operations for the quarter ended June 30, 2001 was primarily the result of our projects in Mexico.

    Outstanding borrowings under our term loan with The CIT Group, Inc. at December 31, 2000 were $75.7 million. Our term loan is secured by mortgages on certain vessels. During March 2001, we paid $30.0 million to reduce the outstanding principal balance under our term loan, which was subject to a penalty of $874,000 for the early extinguishment of debt. Outstanding borrowings under our term loan at June 30, 2001 were $41.9 million. During the six months ended June 30, 2001, we made principal payments of $3.8 million. Our total borrowings currently require a $411,109 monthly principal payment. The term loan with The CIT Group, Inc. bears interest at LIBOR plus 2.65% and will mature at various dates between December 31, 2005 and May 31, 2006.

    On May 10, 2001, we entered into a $27.5 million revolving line of credit with The CIT Group, Inc. to provide additional working capital. We initially borrowed $26.7 million and used the proceeds to replace the previous entity that financed our projects in Mexico. We currently have $22.7 million outstanding with this facility, which is secured by mortgages on certain vessels and bears interest at LIBOR plus 2.90%.

    In March 2001, we replaced our revolving credit facility with Wells Fargo by entering into a $25.0 million revolving line of credit with a syndicate agented by Southwest Bank of Texas. This resulted in a non-cash write-off of $0.2 million recorded as interest expense. The Southwest Bank of Texas facility matures on April 3, 2003, currently bears interest at LIBOR plus 2.0% and is secured by accounts receivable from customers. At June 30, 2001, we had $6.0 outstanding under the Southwest Bank facility and $8.2 million available under the borrowing base calculation.

    At the end of June 2001, we entered into a $10.1 million term loan with G.E. Capital at an interest rate of G.E. Commercial paper plus 2.45%, secured by the PECOS HORIZON. We have received the first advance of $5.6 million, and will receive the remaining funds in interim advances during the upgrade of the PECOS HORIZON.

    In June 2001, we also entered into a $6.0 million term loan with South Trust Bank. This facility matures on June 29, 2006 and bears interest at prime plus 0.5%. We have received initial funding of $4.6 million, and will receive interim funding until construction of the spooling base facility is complete at our Port Arthur marine base.

    Our loans require that certain conditions be met in order for us to obtain advances. Our loans are secured by mortgages on all vessels and by accounts receivable. Advances under our revolving credit facility may be obtained in accordance with a borrowing base defined as a percentage of accounts receivable balances. The loans contain customary defaults and some loans require us to maintain certain financial ratios. The loan agreements also contain certain covenants that limit our ability to incur additional debt, pay dividends, create certain liens, sell assets and make capital expenditures. We were in compliance with all loan covenants as of June 30, 2001.

    Current maturities of long-term debt were $5.8 million as of June 30, 2001. We believe that cash generated from operations and the offering, together with available borrowings under our revolving credit facility, will be sufficient to fund the planned capital projects and working capital requirements into 2002. Planned capital expenditures for the remainder of 2001 are estimated to total approximately $45.8 million. Our strategy, however, is to make other acquisitions, to expand our operating capabilities and expand into selected international areas. To the extent we are successful in identifying acquisition and expansion opportunities and have expanded our market share in those areas, we may require additional equity or debt financing depending on the size of any transaction.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our market risk exposures primarily include interest rate and exchange rate fluctuation on derivative and financial instruments as detailed below. Our market risk sensitive instruments are classified as "other than trading". The following sections address the significant market risks associated with our financial activities during the six months ended June 30, 2001. Our exposure to market risk as discussed below includes "forward-looking statements" and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in foreign currency exchange rates or interest rates.

    As of June 30, 2001 the carrying value of our long-term variable rate debt, including accrued interest, was approximately $74.8 million. The fair value of this debt approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates. Fair value was determined as noted above. A hypothetical 1% increase in the applicable interest rates as of June 30, 2001 would increase annual interest expense by approximately $0.7 million.

    In Mexico, we collect revenues and pay expenses in foreign currency. We monitor the exchange rate of our foreign currencies and, when deemed appropriate, enter into hedging transactions in order to mitigate the risk from foreign currency fluctuations. We also manage foreign currency risk by attempting to contract as much foreign revenue as possible in U.S. Dollars.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) Our annual meeting of stockholders was held on May 10, 2001. At such meeting, each of the following persons listed below was re-elected as a director of the company.

                                             FOR       WITHHOLD AUTHORITY
                                          ----------   ------------------
Jonathan D. Pollock.....................  18,875,450        1,269,600
Bill J. Lam.............................  16,730,853        3,414,197

    In addition to the directors re-elected at the annual meeting, the terms of Derek Leach, James Devine and Edward L. Moses, Jr. continued after the annual meeting.

    (b) The stockholders also approved a proposal to increase the number of shares of common stock available under our stock incentive plan.

      VOTES FOR         VOTES AGAINST   VOTES ABSTAIN
---------------------   -------------   -------------
     17,168,888           2,961,729        14,433

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

     3.1   Amended and Restated Certificate of Incorporation of the Company(1)

     3.2   Bylaws of the Company(1)

    10.1 Loan Agreement dated June 29, 2001, between Horizon Vessels, Inc., and General Electric Capital Corporation(2)

    10.2 Loan Agreement dated March 26, 2001, between Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc. and Southwest Bank of Texas, N.A.(2)

    10.3 Credit Agreement dated May 10, 2001, between Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., Horizon Offshore, Inc. and The CIT Group/Equipment Financing, Inc.(2)

    (b) Reports on Form 8-K:

    On April 27, 2001, we filed a report on Form 8-K, reporting under item 5, announcing earnings for the first quarter ended March 31, 2001.

    On June 11, 2001, we filed a report on Form 8-K, reporting under item 5, announcing that we filed a universal shelf registration statement with the SEC to allow the issuance of up to $150 million of our securities.

------------------------

(1) Incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-43965).

(2) Filed herewith

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       HORIZON OFFSHORE, INC.

Date: August 14, 2001                                  By:              /s/ DAVID W. SHARP
                                                            -----------------------------------------
                                                                          David W. Sharp
                                                                   EXECUTIVE VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER