Form 10-Q
period 2001-09-30
HORIZON OFFSHORE INC
filed 2001-11-14
CIK 1051431

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

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of the registrant's common stock outstanding as of November 1, 2001 was 23,366,361.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  3,895        $  9,243
  Accounts receivable--
    Contract receivables....................................      28,799          20,436
    Costs in excess of billings.............................      99,366          17,611
    Affiliated parties......................................          70           6,874
  Inventory.................................................       1,705           1,947
  Other current assets......................................       4,167           2,537
                                                                --------        --------
      Total current assets..................................     138,002          58,648
PROPERTY AND EQUIPMENT, net.................................     209,501         176,895
OTHER ASSETS................................................       7,100           3,882
                                                                --------        --------
                                                                $354,603        $239,425
                                                                ========        ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $ 13,907        $  8,192
  Accrued liabilities.......................................       5,736           4,953
  Accrued job costs.........................................      24,959          22,484
  Billings in excess of costs...............................         535             550
  Current maturities of long-term debt......................       7,238          12,517
                                                                --------        --------
      Total current liabilities.............................      52,375          48,696
LONG-TERM DEBT, net of current maturities...................     104,242          78,415
DEFERRED INCOME TAXES.......................................      12,783           8,279
                                                                --------        --------
      Total liabilities.....................................     169,400         135,390
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value, 5,000,000 shares
    authorized, none issued and outstanding.................          --              --
  Common stock, $1 par value, 35,000,000 shares authorized,
    24,346,480 shares issued at September 30, 2001 and
    19,869,098 at December 31, 2000.........................      13,539           9,162
  Additional paid-in capital................................     154,628          88,245
  Retained earnings.........................................      23,484          13,209
  Treasury stock, at cost, 983,076 shares at September 30,
    2001 and 1,003,400 at December 31, 2000.................      (6,448)         (6,581)
                                                                --------        --------
      Total stockholders' equity............................     185,203         104,035
                                                                --------        --------
                                                                $354,603        $239,425
                                                                ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                SEPTEMBER 30,             SEPTEMBER 30,
                                                           -----------------------   -----------------------
                                                              2001         2000         2001         2000
                                                           ----------   ----------   ----------   ----------
CONTRACT REVENUES........................................  $   60,965   $   56,286   $  198,369   $  108,780
COST OF CONTRACT REVENUES................................      53,283       46,022      168,179       90,848
                                                           ----------   ----------   ----------   ----------
  Gross profit...........................................       7,682       10,264       30,190       17,932
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.............       3,022        2,427       10,127        6,808
                                                           ----------   ----------   ----------   ----------
  Operating income.......................................       4,660        7,837       20,063       11,124
OTHER:
  Interest expense.......................................      (1,317)      (2,052)      (4,375)      (5,644)
  Interest income........................................          76           80          369          232
  Gain/(loss) on sale of fixed assets....................          --            6          (22)           6
  Other income (expense).................................        (360)         (54)        (382)         (43)
                                                           ----------   ----------   ----------   ----------
NET INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE.................       3,059        5,817       15,653        5,675
INCOME TAX PROVISION.....................................         307        2,112        4,810        2,087
                                                           ----------   ----------   ----------   ----------
NET INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE............................       2,752        3,705       10,843        3,588
EXTRAORDINARY LOSS, NET OF TAXES OF $306.................          --           --         (568)          --
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES OF
  $745...................................................          --           --           --        1,381
                                                           ----------   ----------   ----------   ----------
NET INCOME...............................................  $    2,752   $    3,705   $   10,275   $    4,969
                                                           ==========   ==========   ==========   ==========
EARNINGS PER SHARE--BASIC:
  NET INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE..........................  $     0.12   $     0.20   $     0.49   $     0.19
  EXTRAORDINARY LOSS.....................................          --           --        (0.03)          --
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE.................          --           --           --         0.07
                                                           ----------   ----------   ----------   ----------
  NET INCOME--BASIC......................................  $     0.12   $     0.20   $     0.46   $     0.26
                                                           ==========   ==========   ==========   ==========
EARNINGS PER SHARE--DILUTED:
  NET INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE..........................  $     0.12   $     0.19   $     0.47   $     0.19
  EXTRAORDINARY LOSS.....................................          --           --        (0.02)          --
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE.................          --           --           --         0.07
                                                           ----------   ----------   ----------   ----------
  NET INCOME--DILUTED....................................  $     0.12   $     0.19   $     0.45   $     0.26
                                                           ==========   ==========   ==========   ==========
SHARES USED IN COMPUTING NET INCOME
  PER SHARE--BASIC.......................................  23,035,564   18,827,558   22,149,940   18,815,247
  PER SHARE--DILUTED.....................................  23,351,441   19,758,322   22,947,230   19,384,844

  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income before extraordinary item......................  $ 10,843   $  4,969
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities--
    Depreciation and amortization...........................     9,270      6,552
    Cumulative effect of accounting change..................        --     (2,126)
    Deferred income taxes...................................     4,810      2,831
    Loss on sale of fixed assets............................        22         --
    Expense recognized for issuance of treasury stock for
      401(k) plan contributions.............................       260        188
    Changes in operating assets and liabilities--
      Accounts receivable...................................    (1,559)   (17,190)
      Costs in excess of billings...........................   (81,755)    (7,663)
      Billings in excess of costs...........................       (15)     2,707
      Inventory.............................................       242       (778)
      Other current assets..................................    (1,152)      (482)
      Accounts payable......................................     5,715      1,931
      Accrued liabilities...................................       783      1,663
      Accrued job costs.....................................     2,475     11,142
      Due to related parties................................        --         50
                                                              --------   --------
        Net cash provided by (used in) operating
          activities........................................   (50,061)     3,794
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and additions to equipment......................   (38,400)   (15,947)
  Drydock costs.............................................    (4,385)    (1,546)
  Proceeds from sale of fixed assets........................         4         --
                                                              --------   --------
        Net cash used in investing activities...............   (42,781)   (17,493)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under long-term debt...........................    70,849     20,797
  Loan fees.................................................    (1,208)      (234)
  Extraordinary loss........................................      (874)        --
  Principal payments on long-term debt......................   (50,301)    (8,240)
  Stock option transactions and other.......................     3,009        162
  Issuance of common stock..................................    66,019         --
                                                              --------   --------
        Net cash provided by financing activities...........    87,494     12,485
                                                              --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................    (5,348)    (1,214)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     9,243      8,117
                                                              --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  3,895   $  6,903
                                                              ========   ========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest....................................  $  5,202   $  4,943
                                                              ========   ========
  Purchase and additions to equipment with the issuance of a
    capital lease obligation................................  $     --   $  1,300
                                                              ========   ========
  Purchase and additions to equipment with the issuance of
    common stock............................................  $  1,605   $     --
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    The consolidated interim financial statements included herein have been prepared by Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (Horizon), and are unaudited, except for the balance sheet at December 31, 2000, which has been prepared from the audited financial statements. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments necessary for a fair presentation of the financial position as of September 30, 2001, the statements of operations for each of the three and nine month periods ended September 30, 2001 and 2000, and the statements of cash flows for the nine months ended September 30, 2001 and 2000. Although management believes the unaudited interim related disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2001. The consolidated interim financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in our 2000 Annual Report on Form 10-K.

BUSINESS

    Horizon provides offshore construction services to the oil and gas industry. These services generally consist of laying and burying marine pipelines for the transportation of oil and gas, and installing and salvaging production platforms and other marine structures. Work is performed primarily on a fixed-price or day-rate basis, or a combination of these.

CUSTOMERS

    We have domestic operations in one industry segment, the marine construction service industry to offshore oil and gas companies. We had one major oil and gas customer whose revenues accounted for 52.9% of consolidated revenues for the nine months ended September 30, 2001. Our revenues generally do not depend on any one customer. The level of construction services required by a customer depends on the size of their capital expenditure budget for construction for the year. Consequently, customers that account for a significant portion of contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years.

INTEREST CAPITALIZATION

    Interest is capitalized on the average amount of accumulated expenditures for equipment that is undergoing major modifications and refurbishment prior to being placed into service. Interest is capitalized using an effective rate based on related debt until the equipment is placed into service. Interest expense for the three and nine month periods ended September 30, 2001 is net of $403,015 and $605,210 of capitalized interest, respectively. Interest capitalized during the three and nine month periods ended September 30, 2000 was $135,000 and $262,000, respectively.

INVENTORY

    Inventory consists of structures held for resale from derrick salvage services. The inventory is reported at the lower of cost or market value. Horizon periodically assesses the net realizable value of its inventory items.

RECENT ACCOUNTING PRONOUNCEMENTS

    In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". The FASB's new rules on asset impairment

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and will be effective for the Company's fiscal year beginning January 1, 2002. The Company is currently evaluating the impact that adoption of this standard will have on its financial statements.

2.  PROPERTY AND EQUIPMENT:

    Property and equipment consists of the following (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Barges, boats and related equipment.........................    $217,173        $183,367
Land and buildings..........................................      12,453           7,908
Machinery and equipment.....................................         245             245
Office furniture and equipment..............................       3,183           1,751
Leasehold improvements......................................       1,983           1,787
                                                                --------        --------
                                                                 235,037         195,058
Less--Accumulated depreciation..............................     (25,536)        (18,163)
                                                                --------        --------
Property and equipment, net.................................    $209,501        $176,895
                                                                ========        ========

    During the nine months ended September 30, 2001, we incurred $40.0 million of capital expenditures primarily related to the purchase and upgrade of the SEA HORIZON, the purchase and upgrade of the PECOS HORIZON and the continued construction of the spool base at our Port Arthur facility.

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

3.  STOCKHOLDERS' EQUITY

STOCK OFFERING

    In February 2001, we sold 3,800,000 shares of common stock in a secondary offering. We received $66.0 million after deducting the underwriting discount and expenses. We used $30.0 million to reduce indebtedness, and $5.6 million for the initial purchase of the PECOS HORIZON, a 256' dedicated bury barge. This barge is currently being converted to a pipelay/pipebury barge at our Port Arthur facility. The remainder is being used for general corporate purposes, including funding capital expenditures to expand our operating capabilities, potential vessel acquisitions and vessel upgrades, and to support our joint venture with Cal Dive International.

EARNINGS PER SHARE

    Earnings per share data for all periods presented has been computed pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES
dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of September 30, 2001, we had outstanding options covering an aggregate of 2,541,338 shares of common stock, of which 943,804 shares were exercisable. Options to purchase approximately 1.4 million shares of common stock at a weighted average price of $16.08 per share were outstanding as of September 30, 2001 but were not included in the computation of diluted earnings per share.

TREASURY STOCK

    In July 1998, the board of directors approved the repurchase of up to $10.0 million of Horizon's outstanding common stock. Shares were purchased from time to time in 1998 and 1999, subject to market conditions, in the open market or in privately negotiated transactions. During the nine months ended
September 30, 2001, we contributed 20,324 shares of treasury stock to our 401(k) Plan. As of September 30, 2001, our treasury stock consisted of 983,076 shares at a cost of $6.4 million.

4.  LOSS ON EXTINGUISHMENT OF DEBT

    During March 2001, we paid $30.0 million to reduce the outstanding principal balance under our term loan, which was subject to a penalty of $0.6 million (net of taxes of $0.3 million), or $0.02 per share-diluted, for the early extinguishment of debt.

5.  RELATED PARTY TRANSACTIONS

    In August 1998, we entered into a master service agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates, L.P. and Elliott International, L.P., to charter certain marine vessels on an as-needed basis from Odyssea. As of September 30, 2001, Horizon had an outstanding balance payable to Odyssea of $0.4 million. During the nine months ended September 30, 2001, Odyssea billed Horizon $13.6 million and we paid Odyssea $13.5 million for services rendered under the agreement. Odyssea billed Horizon $7.0 million and we paid Odyssea $5.8 million during the nine months ended September 30, 2000. In management's opinion, the transactions were effected on terms similar to those which could have been obtained from unaffiliated third parties.

6.  NOTES PAYABLE

    At September 30, 2001, we had approximately $111.5 million total outstanding debt. This represents an approximate net increase of $20.5 million from December 31, 2000. This increase in debt is due to new borrowing facilities we obtained to finance the acquisition and upgrade of the SEA HORIZON and provide working capital for our Mexico projects. Of the $111.5 million of outstanding debt, $43.2 million represents borrowings on our three revolving credit facilities and $68.3 million represents borrowing on four term-debt facilities. At September 30, 2001, we had $10.3 million available under our three revolving credit facilities. Interest rates vary from Prime less 0.5% to Libor plus 2.95%. Our current average interest rate is 5.45%, and our term-debt borrowings currently require a $545,085 monthly principal payment.

7.  INCOME TAXES

    For the three and nine months ended September 31, 2001, we recorded a federal income tax provision of $0.3 million, at a net effective rate of 10.0%, and a $4.8 million income tax provision, at a net effective rate of 30.7%, respectively. The decrease in our effective tax rate is due to the application of the extraterritorial income exclusion in the third quarter of 2001 for income primarily earned in Mexico from October 1, 2000 to September 30, 2001.

    The extraterritorial income exclusion act of 2000 allows certain income derived from outside the United States to be excluded from gross income when calculating a corporation's U.S. tax provision. The exclusion is generally effective for transactions entered into after September 30, 2000.

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

GENERAL

    We provide marine construction services to the offshore oil and gas industry. We now operate primarily in the Gulf of Mexico, offshore Mexico, and have recently expanded our operations to Central and South America, and Southeast Asia. Our marine fleet consists of thirteen vessels, ten of which are currently operational. We have also established alliances and joint ventures with selected offshore service and energy companies in order to broaden the range of services we offer our customers, participate in the ultra-deepwater market and to expand our operations internationally. The primary services we provide include:

    - installing pipelines in the Gulf of Mexico and selected international markets;

    - providing pipebury, hook-up and commissioning services; and

    - installing production platforms and other structures and then disassembling and salvaging them at the end of their life cycles.

    Our operating results are directly tied to industry demand for our services, most of which are performed on the outer continental shelf in the Gulf of Mexico, and, to a lesser degree, seasonal impact. Demand for our services is primarily a function of the level of oil and gas activity in our market areas. Due to the time required to drill a well and fabricate a production platform, demand for our services usually lags exploratory drilling by nine to eighteen months and sometimes longer. We believe our operating results are significantly affected by current market conditions, our enhanced fleet capabilities and our management expertise.

RESULTS OF OPERATIONS

    Revenues increased for the nine months ended September 2001 compared with the nine months ended September 2000 primarily in response to our operations offshore Mexico. Our current projects in Mexico are slated for completion by the end of 2001; however, we are also bidding on additional work in this market area. Profit margins in the Gulf of Mexico have remained very competitive during the third quarter due to customer concerns over U.S. natural gas pricing trends and the general slow down of the U.S. economy.

    We continued our international expansion efforts with the purchase of the SEA HORIZON, a combination, 360' derrick/lay barge, currently located in Indonesia. After completing the upgrade and modification expected by year-end, the vessel will be able to perform turnkey projects in remote locations with a single mobilization, and will be our largest combination barge. We intend to operate the vessel in Indonesia, Malaysia, as well as other areas in Southeast Asia such as Thailand and Vietnam.

    The conversion of the PECOS HORIZON to a combination lay/bury barge is ongoing at our Port Arthur facility. The PECOS HORIZON will be capable of laying pipelines up to 20-inches in diameter and operating in water depths up to 500-feet. The vessel will also be capable of burying pipelines up to 60-inches in diameter to depths of 16-feet below the seafloor. The acquisition of this barge further expands our fleet of construction vessels and will enhance our strategic position both domestically and internationally.

QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
  2000

    CONTRACT REVENUES. Contract revenues were $61.0 million for the quarter ended September 30, 2001, compared to $56.3 million for the quarter ended September 30, 2000. Revenues increased slightly due to our ongoing projects offshore Mexico. Our two projects in Mexico contributed approximately
$29.2 million in revenues during the third quarter.

    GROSS PROFIT. Gross profit was $7.7 million (12.6% of contract revenues) for the quarter ended September 30, 2001 compared to gross profit of $10.3 million (18.2% of contract revenues) for the quarter ended September 30, 2000. Gross profit as a percentage of revenues decreased due to lower margins bid on jobs as a result of the competitive market conditions in the Gulf of Mexico.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $3.0 million (5.0% of contract revenues) for the three months ended September 30, 2001, compared with $2.4 million (4.3% of contract revenues) for the same period in 2000. The percentage increase was primarily due to the addition of personnel and other expenses associated with the Company's continuing international expansion and the fleet expansion.

    INTEREST EXPENSE. Interest expense was $1.3 million for the three months ended September 30, 2001, net of $0.4 million interest capitalized, and $2.1 million for the same period last year, net of $0.1 million interest capitalized. Our total outstanding debt was $111.5 million at September 30, 2001, compared to $93.1 million at September 30, 2000.

    INTEREST INCOME. Interest income on cash investments for the three months ended September 30, 2001 was $76,000 compared to $80,000 for the third quarter in 2000.

    OTHER INCOME (EXPENSE). Other income (expense) for the three months ended September 30, 2001 primarily consisted of approximately $352,000 of foreign currency loss and other expense of approximately $33,000 related to our Cal Dive joint venture.

    INCOME TAXES. We use the liability method of accounting for income taxes. For the quarter ended September 30, 2001, we recorded a federal income tax provision of $0.3 million, at a net effective rate of 10.0% on pre-tax net income of $3.1 million. For the quarter ended September 30, 2000, we recorded a federal income tax provision of $2.1 million, at a net effective rate of 36.3% on pre-tax net income of $5.8 million. The decrease in our effective tax rate is due to the cumulative effect of the application of the extraterritorial income exclusion for income earned primarily in Mexico from October 1, 2000 to September 30, 2001. The exclusion allows us to exclude a portion of income earned outside the United States for tax purposes.

    NET INCOME. Net income for the quarter ended September 30, 2001 was $2.8 million, or $0.12 per share-diluted. This compares with net income of $3.7 million, or $0.19 per share for the quarter ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED
  SEPTEMBER 30, 2000

    CONTRACT REVENUES. Contract revenues were $198.4 million for the nine months ended September 30, 2001, compared to $108.8 million for the nine months ended September 30, 2000. The increase in revenues is primarily due to our ongoing projects offshore Mexico. Our two projects in Mexico contributed approximately $105.8 million in revenues for the nine months ended
September 30, 2001.

    GROSS PROFIT. Gross profit was $30.2 million (15.2% of contract revenues) for the first nine months of 2001, compared to a gross profit of $17.9 million (16.5% of contract revenues) for the same period of 2000. Gross profit as a percentage of revenues decreased due to lower margins bid on jobs as a result of the competitive market conditions in the Gulf of Mexico.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $10.1 million (5.1% of contract revenues) for the nine months ended September 30, 2001, compared to $6.8 million (6.2% of contract revenues) for the same period of 2000. The percentage decrease was primarily due to the increase in revenues with a lower corresponding increase in selling, general and administrative expenses in the first half of 2001.

    INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2001 was $4.4 million net of $0.6 million of interest capitalized. Interest expense was $5.6 million for the nine months ended September 30, 2000, net of $0.3 million on interest capitalized.

    INTEREST INCOME. Interest income on cash investments for the nine months ended September 30, 2001 and 2000 was $369,000 and $232,000, respectively.

    OTHER INCOME (EXPENSE). Included in other income (expense) for the nine months ended September 30, 2001 is $190,000 of foreign currency loss, $119,000 related to Mexico operations, $34,000 of expenses related to our Cal Dive joint venture and $39,000 of equity losses related to the DSND joint venture. The DSND joint venture was dissolved in February 2001.

    INCOME TAXES. We use the liability method of accounting for income taxes. For the nine months ended September 30, 2001, we recorded a federal income tax provision of $4.8 million, at a net effective rate of 30.7% on a pre-tax income of $15.7 million. For the same period last year, we recorded a federal income tax provision of $2.1 million, at a net effective rate of 36.8% on a pre-tax income of $5.7 million. The decrease in our effective tax rate is due to the cumulative effect of the application of the extraterritorial income exclusion in the third quarter of 2001 for income earned primarily in Mexico from October 1, 2000 to September 30, 2001. The exclusion allows us to exclude a portion of income earned outside the United States for tax purposes.

    EXTRAORDINARY LOSS. For the nine months ended September 30, 2001, we recorded an extraordinary loss of $0.6 million net of taxes of $0.3 million, or $0.02 per share-diluted, related to a penalty on the early extinguishment of debt. See Note 4 of the notes to consolidated financial statements.

    CUMULATIVE EFFECT OF ACCOUNTING CHANGE. We recorded a cumulative effect of $1.4 million net of taxes of $0.7 million, or $0.07 per share, related to changing depreciation methods from straight-line to the units-of-production method effective January 1, 2000. See Note 2 of the notes to consolidated financial statements.

    NET INCOME. Net income was $10.3 million, or $0.45 per share-diluted, for the nine months ended September 30, 2001, which includes the effect of an extraordinary loss of $0.6 million, or $0.02 per share-diluted, related to the early extinguishment of debt. Net income for the nine months ended
September 30, 2000 was $5.0 million, or $0.26 per share, which includes the effect of a cumulative adjustment of $1.4 million, or $0.07 per share, related to a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

    In February 2001, we sold 3,800,000 shares of common stock in a secondary offering. We received $66.0 million after deducting the underwriting discount and expenses. We used $30.0 million to reduce indebtedness, and $5.6 million for the initial purchase of the PECOS HORIZON, a 256' dedicated bury barge. This barge is currently being converted to a pipelay/pipebury barge at our Port Arthur facility. The remainder is being used for general corporate purposes, including funding capital expenditures to expand our operating capabilities, potential vessel acquisitions and vessel upgrades, and to support our joint venture with Cal Dive International.

    Our primary liquidity needs are to fund acquisitions and improvements to the fleet necessary to expand operations and to provide working capital. We had $85.6 million of working capital at

September 30, 2001, compared to $10.0 million of working capital at December 31, 2000. The increase in working capital was attributable to increased costs in excess of billings from our Mexico operations and a decrease in current maturities of long-term debt, which resulted primarily from the early extinguishment of debt. The asset "Cost in Excess of Billings" represents revenues recognized in excess of amounts billed. Our Mexico contracts require us to reach certain milestones before issuing progress billings to the customer. We believe we will complete a majority of these milestones by year-end, which will allow us to issue progress billings and receive payment. Cash used in operations was $50.1 million for the nine months ended September 30, 2001, compared to $3.8 million of cash provided by operations for the nine months ended
September 30, 2000. Cash used in operations for the quarter ended September 30, 2001 was primarily related to the working capital requirements to support our projects in Mexico.

    At September 30, 2001, we had approximately $111.5 million total outstanding debt. This represents an approximate net increase of $20.5 million from December 31, 2000. This increase in debt is due to new borrowing facilities we obtained to finance the acquisition and upgrade of the SEA HORIZON and provide working capital for our Mexico projects. Of the $111.5 million of outstanding debt, $43.2 million represents borrowings on our three revolving credit facilities and $68.3 million represents borrowing on four term-debt facilities. At September 30, 2001, we had $10.3 million available under our three revolving credit facilities. Interest rates vary from Prime less 0.5% to Libor plus 2.95%. Our current average interest rate is 5.45%, and our term-debt borrowings currently require a $545,085 monthly principal payment.

    Our loans require that certain conditions be met in order for us to obtain advances. Our loans are secured by mortgages on certain vessels and by accounts receivable. Advances under our revolving credit facilities may be obtained in accordance with a borrowing base defined as a percentage of accounts receivable balances. The loans contain customary defaults and some require us to maintain certain financial ratios. The loan agreements also contain certain covenants that limit our ability to incur additional debt, pay dividends, create certain liens, sell assets and make capital expenditures. We were in compliance with all loan covenants as of September 30, 2001.

    Current maturities of long-term debt were $7.2 million as of September 30, 2001. Our long-term debt will require approximately $7.2 million in principal payments for 2002. We believe that cash generated from operations and the offering, together with available borrowings under our revolving credit facilities, will be sufficient to fund the planned capital projects and working capital requirements into 2002. Planned capital expenditures for the remainder of 2001 are estimated to total approximately $13.5 million. Our strategy, however, is to make other acquisitions, to expand our operating capabilities and expand into additional selected international areas. To the extent we are successful in identifying acquisition and expansion opportunities and have expanded our market share in those areas, we may require additional equity or debt financing depending on the size of any transaction.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our market risk exposures primarily include interest rate and exchange rate fluctuation on derivative and financial instruments as detailed below. Our market risk sensitive instruments are classified as "other than trading". The following sections address the significant market risks associated with our financial activities during the nine months ended September 30, 2001. Our exposure to market risk as discussed below includes "forward-looking statements" and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in foreign currency exchange rates or interest rates.

    As of September 30, 2001 the carrying value of our long-term variable rate debt, including accrued interest, was approximately $111.5 million. The fair value of this debt approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates. Fair value was determined as noted above. A hypothetical 1% increase in the applicable interest rates as of September 30, 2001 would increase annual interest expense by approximately $1.1 million.

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

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

     3.1   Amended and Restated Certificate of Incorporation of the Company(1)

     3.2   Bylaws of the Company(1)

    10.1 Loan Agreement dated August 15, 2001, between Horizon Offshore Contractors, Inc. Horizon Subsea Services, Inc., Horizon
           Vessels, Inc., Horizen, L.L.C. and Southwest Bank of Texas, N.A.(2)

    10.2 Loan Agreement dated August 31, 2001, between Horizon Vessels International Ltd. and GMAC Business Credit, LLC(2)

    (b) Reports on Form 8-K:

    On July 23, 2001, we filed a report on Form 8-K, reporting under item 5, announcing earnings for the second quarter ended June 30, 2001.

    On July 23, 2001, we filed a report on Form 8-K, reporting under item 5, announcing the purchase of Derrick/Lay Barge in Southeast Asia.

------------------------

(1) Incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-43965).

(2) Filed herewith

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       HORIZON OFFSHORE, INC.

Date: November 14, 2001                                By:              /s/ DAVID W. SHARP
                                                            -----------------------------------------
                                                                          David W. Sharp
                                                                   EXECUTIVE VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER