Form 10-K405
period 2001-12-31
HORIZON OFFSHORE INC
filed 2002-03-26
CIK 1051431

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 2001

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-23653

                            ------------------------

                             HORIZON OFFSHORE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                     76-0487309
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

        2500 CITYWEST BOULEVARD
              SUITE 2200
            HOUSTON, TEXAS                                    77042
    (Address of principal executive                         (Zip Code)
               offices)

       Registrant's telephone number, including area code: (713) 361-2600

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $1.00 PAR VALUE PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 2002 was approximately $264 million.

    The number of shares of the registrant's common stock, $1.00 par value per share, outstanding as of March 18, 2002 was 23,271,093.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement prepared in connection with the registrant's 2002 annual meeting of stockholders have been incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             HORIZON OFFSHORE, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                               TABLE OF CONTENTS

                                            PART I

Items 1. and 2.         Business and Properties.....................................         3
Item 3.                 Legal Proceedings...........................................        14
Item 4.                 Submission of Matters to a Vote of Security Holders.........        14
Item 4a.                Executive Officers of the Registrant........................        14

                                           PART II

Item 5.                 Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................        15
Item 6.                 Selected Financial Data.....................................        16
Item 7.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................        17
Item 7a.                Quantitative and Qualitative Disclosure About Market Risk...        24
Item 8.                 Financial Statements and Supplementary Data.................        24
Item 9.                 Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure..................................        24

                                           PART III

Item 10.                Directors and Executive Officers of the Registrant..........        24
Item 11.                Executive Compensation......................................        24
Item 12.                Security Ownership of Certain Beneficial Owners and
                          Management................................................        25
Item 13.                Certain Relationships and Related Transactions..............        25

                                           PART IV

Item 14.                Exhibits, Financial Statement Schedules and Reports on
                          Form 8-K..................................................        25
                        Financial Statements........................................       F-1
                        Signatures..................................................       S-1
                        Exhibit Index...............................................       E-1

                                     PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

GENERAL

    We provide marine construction services to the offshore oil and gas industry. We now operate primarily in the U.S. Gulf of Mexico and offshore Mexico, and we have recently expanded our operations to Central and South America and Southeast Asia. Our fleet consists of thirteen vessels, twelve of which are currently operational. We have also established a joint venture with Cal Dive International, Inc. (Cal Dive), to participate in the ultra-deepwater market. The primary services we provide include:

    - installing pipelines to transport oil and natural gas;

    - providing pipebury, hook-up and commissioning services; and

    - installing production platforms and other structures and then salvaging them at the end of their life cycles.

INDUSTRY CONDITIONS

    Our operating results are directly tied to industry demand for our services, most of which have been performed on the outer continental shelf in the U.S. Gulf of Mexico, and, to a lesser degree, seasonal impact. Demand for our services is primarily a function of the level of oil and gas activity in our market areas. Due to the time required to drill a well and fabricate a production platform, demand for our services usually lags exploratory drilling by nine to eighteen months and sometimes longer.

    The marine construction industry in the U.S. Gulf of Mexico historically has been highly seasonal with contracts typically awarded in the spring and early summer and performed before the onset of adverse weather conditions in the winter. The scheduling of much of our work is affected by weather conditions and many projects are performed within a relatively short period of time. We expect to offset the seasonality of our core operations in the U.S. Gulf of Mexico and Central America by expanding our operations to international areas, such as offshore South America and Southeast Asia. The location of these regions and the timing of customers' awards provide a counter-seasonal balance to our domestic operations, which we believe offset adverse weather conditions in the U.S. Gulf in the first and fourth quarters. International construction projects typically have longer lead times with extended job durations of up to one to two years, and in some cases, improved profit margins.

SCOPE OF OPERATIONS

    We are a leading provider of marine construction services in the U.S. Gulf of Mexico and offshore Mexico. Profit margins in the Gulf of Mexico have remained very competitive during 2001 due to customer concerns over U.S. natural gas pricing trends which have resulted in less development activity and the general slow down of the U.S. economy. To provide a counter-seasonal balance to our operations, we have recently expanded our operations to Southeast Asia. Revenues increased for 2001 compared with 2000 primarily as a result of our operations offshore Mexico. Our current projects in Mexico are slated for completion during the second quarter of 2002; however, we expect to be awarded additional work in Mexico and other international areas.

    During 2001, we laid 126 miles of pipe of various diameters in various depths. We can install and bury pipelines with an outside diameter (including concrete coating) of up to 48 inches. Also in 2001, we performed a total of 72 pipeline construction contracts, and installed or removed 30 offshore platforms. We can install platforms of up to 1,000 tons using our derrick barges. We have been awarded contracts to begin in 2002 to install 42 miles of 12-inch pipe as part of the Amistad Development

Project in Golfo De Guayaquil, Ecuador and to perform structural lift operations to a loading terminal in Venezuela.

    We continued our international expansion efforts with the purchase of the SEA HORIZON in July 2001, a combination 360-foot derrick pipelay barge. After completing upgrades and modifications, the SEA HORIZON became our largest combination barge capable of performing turnkey projects in remote locations with a single mobilization. The SEA HORIZON mobilized in February 2002 to perform a pipeline and platform installation project in Indonesian waters. This project, involving over 10.6 kilometers of pipe at water depths of 175 feet and a 450 ton, four-pile platform installation, marks our entry into Southeast Asia. The SEA HORIZON is scheduled to upgrade its lift capacity to 1,200 tons in the latter part of 2002. We intend to continue operating the vessel in Indonesia and Malaysia, as well as other areas in Southeast Asia, such as Thailand and Vietnam.

    We completed the conversion of the PECOS HORIZON to a combination pipelay/pipebury barge at our Port Arthur, Texas facility during the first quarter of 2002. The PECOS HORIZON is capable of laying pipelines up to 36 inches in diameter and operating in water depths up to 800 feet. The vessel is also capable of burying pipelines up to 60 inches in diameter to depths of 16 feet below the seafloor.

    Our seven highly specialized pipelay and pipebury vessels install and bury pipelines of varying diameters. Our pipelay vessels employ conventional S-lay technology which is appropriate for operating on the U.S. continental shelf and in many international areas. Conventional pipeline installation involves the sequential assembly of pieces of pipe through an assembly line of welding stations that run the length of the pipelay vessel. Welds are then tested and coated on the deck of the pipelay barge. The pipe is then supported off the stern and into the water via a ramp that is referred to as a "pontoon" or "stinger." The ramp supports the pipe to some distance under the water and prevents over-stressing as it curves into a horizontal position toward the sea floor. The barge is then moved forward by its anchor winches and the pipeline is laid on the sea floor. The suspended pipe forms an elongated "S" shape as it undergoes a second bend above the contact point. During the pipelay process, divers regularly inspect the pipeline to ensure that there are no obstructions on the sea floor, that the ramp is providing proper support and that the pipeline is settling correctly.

    Pipelines installed on the U.S. continental shelf or located in water depths of 200 feet or less are required by the regulations of the United States Department of Interior's Minerals Management Service to be buried at least three feet below the sea floor. Jet sleds towed behind pipelay/pipebury barges are used to bury pipelines on smaller pipe installation projects. Towed jet sleds are less likely to damage the pipeline being laid or any existing pipelines that the pipeline may cross. Towed jet sleds use a high-pressure stream of air and water pumped from the barge to create a trench into which the pipe is then laid. For larger pipe burying projects, or where deeper trenching is required, we use the CANYON HORIZON, our dedicated pipebury barge. It is one of only two dedicated pipebury barges operating in the Gulf and can bury pipelines more efficiently and to greater depths than any other vessel in the Gulf. We match our burying approach to the requirements of each specific contract by using the CANYON HORIZON and the PECOS HORIZON for larger projects and our towed jet sleds behind pipelay barges for smaller pipeline projects.

    Our fleet also includes the PEARL HORIZON, a multi-purpose vessel. This vessel performs diving support services such as connecting pipelines to platforms and other pipelines (tie-ins), filling pipelines with water under pressure to test for tensile strength (hydrostatic testing) and commencing production from a platform (commissioning services). The PEARL HORIZON'S capabilities have also been expanded to permit it to tow other vessels.

    We install and remove or salvage offshore fixed platforms. We have substantially expanded our operating capabilities in this market area in the last three years. We constructed a derrick barge, the PACIFIC HORIZON, which commenced operations in March 1999, to complement the ATLANTIC HORIZON that we acquired in June 1998. The PACIFIC HORIZON'S lift capacity was increased from 800 tons to 1,000 tons in February 2000 to allow it to perform larger installation projects. The SEA HORIZON is also utilized to install and remove offshore fixed platforms up to 800 tons. Derrick barges are equipped with cranes designed to lift and place platforms, structures or equipment into position for installation. In addition, they can be used to disassemble and remove platforms and prepare them for salvage or refurbishment.

    Our alliance with Cal Dive includes surface diving, which is done to inspect the pipeline as it is being laid, monitor the pipebury activities, connect pipelines to production platforms and assist derrick barges in the installation and removal of structures. We believe that having Cal Dive perform our surface diving allows us to concentrate on our core activities and improve efficiencies.

    Our customers normally award contracts by means of a highly competitive bidding process. In preparing a bid, we must consider a variety of factors, including estimated time necessary to complete the project, and the location and duration of current and future projects. We have placed a strong emphasis on the sequential structuring of scheduled work in adjacent areas. Sequential scheduling reduces mobilization and demobilization time and costs associated with each project and increases profitability. We employ core groups of experienced offshore personnel that work together on particular types of projects to increase our bidding accuracy. We often obtain the services of workers outside our core employee groups by subcontracting with other parties. Our management examines the results of each bid submitted, reevaluates bids, and implements a system of controls to maintain and improve the accuracy of the bidding process. The accuracy of the various estimates in preparing a bid is critical to our profitability.

    Our contracts are typically of short duration in the U.S. Gulf of Mexico, being completed in periods as short as several days to periods of up to several months for projects involving our larger pipelay vessels. International construction projects, such as our projects offshore Mexico with Petroleos Mexicanos (Pemex), typically have longer lead times and extended job durations of up to one to two years. We perform most of our projects on a fixed-price or "lump sum" basis, although a few projects are performed on a cost-plus basis. Under a fixed-price contract, the price stated in the contract is subject to adjustment only for change orders placed by the customer. As a result, we are responsible for all cost overruns. Furthermore, our profitability under a fixed-price contract is reduced when the contract takes longer to complete than estimated. Similarly, our profitability will be increased if we can perform the contract ahead of schedule. Under cost-plus arrangements, we receive a specified fee in excess of direct labor and material cost and are protected against cost overruns, but do not benefit directly from improved performance.

MARINE EQUIPMENT

    The following table describes our marine vessels.

                                                                          MAXIMUM
                                                             MAXIMUM      PIPELAY
                                                 LENGTH    DERRICK LIFT   DIAMETER     DATE        DATE
VESSEL                  VESSEL TYPE              (FEET)       (TONS)      (INCHES)   ACQUIRED    DEPLOYED
------                  -----------             --------   ------------   --------   ---------   ---------
American Horizon        Pipelay/Pipebury          180            --          18      Feb. 1996   Apr. 1996
Cajun Horizon           Pipelay/Pipebury          140            --          12      Jun. 1996   Jul. 1996
Lone Star Horizon       Pipelay/Pipebury          320            --          48      Nov. 1997   Jan. 1998
Gulf Horizon            Pipelay/Pipebury          350            --          42      Jul. 1997   Feb. 1998
Brazos Horizon          Pipelay/Pipebury          210            --          36      Apr. 1999   May 1999
Pecos Horizon           Pipelay/Pipebury          250            --          36      May 2001    Feb. 2002
Sea Horizon             Derrick/Pipelay           360           800          36      Jul. 2001   Feb. 2002
Pearl Horizon           Diving Support Vessel     184            --          --      Oct. 1997   Apr. 1998
Stephaniturm            Diving Support Vessel     230            --          --      Apr. 1998   May 1998
Canyon Horizon          Pipebury                  330            --          --      Nov. 1997   Jun. 1998
Atlantic Horizon        Derrick Barge             420           550          --      Jun. 1998   Jun. 1998
Pacific Horizon         Derrick Barge             350         1,000          --      May 1998    Mar. 1999
Phoenix Horizon         Derrick/Pipelay           300           250          24      Jul. 1997      (1)

------------------------

(1) Currently being bid on international contracts, but will not deploy until needed for international operations.

    We own all of our marine vessels and have placed mortgages on them to secure our debt. See Note 5 of the notes to our consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Under governmental regulations and our insurance policies, we are required to maintain the vessels in accordance with standards of seaworthiness, safety and health prescribed by governmental regulations and applicable vessel classification societies. We believe we are in compliance with all governmental regulations and insurance policies regarding the operation and maintenance of our vessels.

    In the normal course of our operations, we also lease or charter other vessels, such as diving support vessels, tugboats, cargo barges, utility boats and support vessels.

CAL DIVE JOINT VENTURE

    In March 2001, we formed a joint venture with Cal Dive, 50% owned by us, to perform deepwater reel pipelaying projects in the U.S. Gulf of Mexico. We believe that a joint venture with an experienced subsea development contractor like Cal Dive will expand our operating capabilities and facilitate participation in the ultra-deepwater market segment. We will jointly manage and staff the joint venture with Cal Dive. The joint venture will charter the INTREPID, a 374-foot vessel with a 10,000 ton deck load capacity that is being converted to a dynamically positioned multi-service vessel, and other vessels from Cal Dive on an as-needed basis to perform deepwater small diameter pipelaying projects. We anticipate the conversion of the INTREPID will be completed in the second quarter of 2002. The joint venture will require an estimated capital expenditure of approximately $15 million, of which we will pay 50%, to design, construct and install reel pipelaying equipment. In the first quarter of 2002, we completed a wholly owned spooling facility at our marine base in Port Arthur, Texas to be leased to the joint venture and other contractors to meet reel pipelaying requirements.

SAFETY AND QUALITY ASSURANCE

    We are concerned with the safety and health of our employees and maintain a stringent safety assurance program to reduce the possibility of costly accidents. Our health, safety and environmental department establishes guidelines to ensure compliance with all applicable state, federal and foreign safety regulations. It also provides training and safety education through new employee orientations, which include first aid and CPR training. In addition, prospective and current employees must submit to alcohol and drug testing. After each accident or other health or safety occurrence, we promptly collect data concerning the incident, perform further investigations, and evaluate our safety procedures to help prevent similar incidents. We believe that our safety program and commitment to quality are vital to attracting and retaining customers and employees, and controlling costs.

CUSTOMERS

    Our customers in the U.S. have primarily been the oil and gas companies operating on the U.S. continental shelf. In 2001, we provided offshore marine construction services to approximately 57 customers. Our single largest customer during the last two years was Pemex. Revenues generated by projects for Pemex were larger than 10% of our consolidated revenues in 2000 and 2001. We substantially completed one major project for Pemex in 2001 and are substantially complete on a second major project for Pemex as of March 2002. Pemex accounted for 52.2% of our revenues in 2001 compared to 36.1% of revenues in 2000. Our management team concentrates on maintaining close relationships with engineering firms that manage the award and provision of marine construction services for many of the independent oil and gas producers.

    The level of construction services required by any particular customer depends on the size of that customer's capital expenditure budget devoted to construction plans in a particular year and our ability to bid for and be awarded the work. Consequently, customers that account for a significant portion of contract revenues in one fiscal year may represent an immaterial portion of contract revenues in subsequent fiscal years. Most of our U.S contracts are typically of short duration, being completed in periods as short as several days to several months. Our international construction projects typically have longer lead times with extended job durations of up to one to two years.

BACKLOG

    As of December 31, 2001, our backlog, supported by written agreements, totaled approximately $63 million compared to our backlog at December 31, 2000 of approximately $50 million. As of March 1, 2002, backlog, supported by written agreements, amounted to approximately $78 million. Our backlog has typically been lower in the fourth and first quarters of the year due to the seasonality and weather conditions in the U.S. Gulf during the winter months. As we increase the scope of our international operations, where projects tend to have longer lead times and result in earlier awards, our backlog may increase. We do not consider backlog amounts to be a reliable indicator of annual revenues.

SEASONALITY, CYCLICALITY AND FACTORS AFFECTING DEMAND

    The marine construction industry in the U.S. Gulf historically has been highly seasonal with contracts being awarded in the spring and early summer and performed before the onset of adverse weather conditions in the winter. The scheduling of much of our work is affected by weather conditions and other factors, and many projects are performed within a relatively short period of time. We have attempted to offset the seasonality of our core operations in the U.S. Gulf of Mexico and Central America by expanding our operations to international areas, such as offshore South America and Southeast Asia. We believe the locations of these regions and the timing of customer's awards provide a counter-seasonal balance to our domestic operations, which we believe offset adverse weather conditions in the U.S. Gulf in the first and fourth quarters.

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

INSURANCE

    Our operations are subject to the inherent risks of offshore marine activity, including accidents resulting in the loss of life or property, environmental mishaps, mechanical failures and collisions. We insure against these risks at levels we believe are consistent with industry standards. Our insurance premiums required to cover these risks significantly increased during 2001 due to losses in the insurance industry. In addition, the terrorist attacks that took place on September 11, 2001 further contributed to losses in the insurance industry and may impact our ability to renew our existing coverage in the future. We believe that our insurance is adequate to cover the cost of replacing any of our vessels that are lost and most other offshore risks. However, certain risks are either not insurable or insurance is available only at rates that are not economical. We cannot assure that any such insurance will be sufficient or effective under all circumstances or against all hazards to which we may be subject.

COMPETITION

    The marine construction industry is highly competitive. Competition is influenced by such factors as price, availability and capability of equipment and personnel, and reputation and experience of management. Contracts for work in the U.S. Gulf of Mexico are typically awarded on a competitive bid basis one to three months prior to commencement of operations. Customers usually request bids from companies they believe are technically qualified to perform the project. Our marketing staff contacts offshore operators known to have projects scheduled to ensure an opportunity to bid for these projects. Although we believe customers consider, among other things, the availability and technical capabilities of equipment and personnel, the condition of equipment and the efficiency and safety record of the contractor, price is the primary factor in determining which qualified contractor is awarded the contract. Because of the lower degree of complexity and capital costs involved in shallow water marine construction activities, there are a number of companies with one or more pipelay barges capable of installing pipelines in shallow water. We currently compete in the U.S. Gulf in water depths of 200 feet or less primarily with Global Industries, Ltd., Torch Offshore, Inc. and a few other smaller contractors. In projects in water depths of 200 feet or more or where a higher degree of complexity is involved, competition generally is limited to Global Industries and from time to time other international companies that may have vessels operating in the U.S. Gulf. We compete primarily with Global Industries and Offshore Specialty Fabricators, Inc. for the installation and removal of production platforms. Our joint venture with Cal Dive will compete with Global Industries, McDermott International, Inc. and from time to time other international companies for deepwater reel pipelaying projects in the U.S. Gulf of Mexico. We believe that our reputation, experienced management and competitive pricing are key advantages.

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

ENVIRONMENTAL REGULATION

    Our operations are affected by numerous federal, state and local laws and regulations relating to protection of the environment, including the Outer Continental Shelf Lands Act, the Federal Water Pollution Control Act of 1972 and the Oil Pollution Act of 1990. The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and compliance is becoming increasingly difficult and expensive. Certain environmental laws provide for "strict liability" for remediation of spills and releases of hazardous substances and some provide liability for damages to natural resources or threats to public health and safety. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. It is possible that changes in the environmental laws and enforcement policies, or claims for damages to persons, property, natural resources or the environment could result in substantial costs and liabilities. Our insurance policies provide liability coverage for sudden and accidental occurrences of pollution and/or clean-up and containment of the foregoing in amounts that we believe are comparable to policy limits carried by others in the offshore construction industry.

EMPLOYEES

    As of March 1, 2002, we had approximately 545 employees, including 399 operating personnel and 146 corporate, administrative and management personnel. These employees are not unionized or employed pursuant to any collective bargaining agreement or any similar agreement. We believe our relationship with our employees is good.

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

PROPERTIES

    Our corporate headquarters is located in Houston, Texas, in approximately 79,000 square feet of leased space under leases expiring beginning in 2002 to 2008.

    We operate a marine support base and storage facility for marine structures that may be salvaged by our marine fleet from approximately 23 acres with approximately 6,000 feet of waterfront on a peninsula in Sabine Lake near Port Arthur, Texas with direct access to the Gulf. The facility has more than 3,000 feet of deepwater access for docking barges and vessels.

    In 2001, we purchased a marine support base located on 26 acres of waterfront property in Sabine, Texas. This marine base includes 1,700 feet of bulkhead, 59,000 square feet of office and warehouse space, and two heliports.

CAUTIONARY STATEMENT

    Certain statements made in this Annual Report that are not historical facts are intended to be "forward-looking statements." Such forward-looking statements may include statements that relate to:

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

    All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are beyond our control. Any one of such influences, or a combination, could materially affect the results of our operations and the accuracy of forward-looking statements made by us. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

    - industry volatility, including the level of capital expenditures by oil and gas companies due to fluctuations in the price, and perceptions of the future price of oil and gas;

    - risks of growth strategy, including the risks of rapid growth;

    - operating hazards, including the unpredictable effect of natural occurrences on operations and the significant possibility of accidents resulting in personal injury and property damage;

    - the highly competitive nature of the marine construction business;

    - dependence on the continued strong working relationships with significant customers operating in the U.S. Gulf;

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

    - risks involved in joint venture operations, including difficulty in resolving disputes with present partners or reaching agreements with future partners; and

    - a terrorist attack could have a material adverse effect on our business.

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

OUR RAPID GROWTH AND GROWTH STRATEGY INVOLVE RISKS

    We have undergone rapid growth both internally and through acquisitions of additional barges and vessels. Future acquisitions of other complementary businesses and marine equipment are key elements of our growth strategy. If we are unable to purchase additional equipment or other vessels on favorable financial or other terms or to manage acquired businesses or vessels, this could adversely affect our revenues and profitability. We cannot assure that we will be able to identify or acquire equipment or businesses. In addition, any such future acquisitions may involve potential delays and increased costs. If we acquire new vessels, we may need to upgrade or refurbish the vessels. If we experience delays or cost increases in upgrading or refurbishing the vessels, our operating results will be negatively affected.

OPERATING HAZARDS MAY INCREASE OUR OPERATING COSTS; WE HAVE LIMITED INSURANCE
  COVERAGE

    Offshore construction involves a high degree of operational risk. Risks of vessels capsizing, sinking, grounding, colliding and sustaining damage from severe weather conditions are inherent in offshore operations. These hazards may cause significant personal injury or property damage, environmental damage, and suspension of operations. In addition, we may be named as a defendant in lawsuits involving potentially large claims as a result of such occurrences. Our insurance premiums required to cover these risks significantly increased during 2001 due to losses in the insurance industry. In addition, the terrorist attacks that took place on September 11, 2001 further contributed to losses in the insurance industry and may impact our ability to renew our existing coverage in the future. We maintain what we believe is prudent insurance protection. However, we cannot assure that our insurance will be sufficient or effective under all circumstances. A successful claim for which we are not fully insured may have a material adverse effect on our revenues and profitability.

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

    Several of our competitors and potential competitors are larger and have greater financial and other resources. Competitors with greater financial resources may be willing to sustain losses on certain projects to prevent further market entry by other competitors. In addition, marine construction vessels have few alternative uses and high maintenance costs, whether they are operating or not. As a result, some companies may bid contracts at rates below our rates. These factors may adversely affect the number of contracts that are awarded to us. Additionally, as a result of the competitive bidding process, our significant customers vary over time.

THE SEASONALITY OF THE MARINE CONSTRUCTION INDUSTRY MAY ADVERSELY AFFECT OUR
  OPERATIONS

    Historically, the greatest demand for marine construction services in the U.S. Gulf has been during the period from May to September. This seasonality of the construction industry in the U.S. Gulf is caused both by weather conditions and by the historical timing of capital expenditures by oil and gas companies which accompanies this. As a result, revenues are typically higher in the summer months and lower in the winter months. Although we believe our expansion to international areas should offset U.S. Gulf seasonalities, we cannot assure that such expansion will offset the seasonality of our operations in the U.S. Gulf.

OUR ACQUISITION GROWTH STRATEGY MAY REQUIRE ADDITIONAL FINANCING

    Our acquisition strategy may require significant amounts of additional capital. We may have to incur substantial indebtedness to finance future acquisitions and may issue additional equity securities in connection with such acquisitions.

WE INCUR RISKS ASSOCIATED WITH CONTRACT BIDDING

    Substantially all of our projects are performed on a fixed-price basis. Changes in offshore job conditions and variations in labor and equipment productivity may affect the revenue and costs on a contract. These variations may affect our gross profit. In addition, during the summer construction season, we typically bear the risk of delays caused by adverse weather conditions.

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

OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL CONTROL

    Elliott International, L.P. and Highwood Partners, L.P. are our two largest stockholders. They each beneficially own approximately 10.2% of our outstanding common stock. As a result, they exercise substantial influence on the outcome of all matters requiring a stockholder vote, including the election of directors.

WE ARE DEPENDENT ON KEY PERSONNEL

    Our success depends on, among other things, the continued active participation of our executive officers and certain of our other key operating personnel. Our officers and personnel have extensive experience in the marine construction industry, both domestically and internationally. The loss of the services of any one of these persons could adversely impact our ability to implement our expansion strategy.

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

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO SIGNIFICANT RISKS

    A key element of our expansion strategy has been to expand our operations into selected international oil and gas producing areas, which we will continue to do. These international operations are subject to a number of risks inherent in any business operating in foreign countries including, but not limited to:

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

    Additionally, our competitiveness in international areas may be adversely affected by regulations, including but not limited to regulations requiring:

    - the awarding of contracts to local contractors;

    - the employment of local citizens; and

    - the establishment of foreign subsidiaries with significant ownership positions reserved by the foreign government for local citizens.

    We cannot predict what types of the above events may occur.

THERE ARE RISKS ASSOCIATED WITH OUR JOINT VENTURE OPERATIONS

    We believe that we will conduct many of our international operations through joint ventures, jointly managed by us and the joint venture partner. Our joint venture with Cal Dive and the operating vessels made available to us will operate primarily in the U.S. Gulf of Mexico. Though we will jointly manage and staff the joint venture, we do not have the ability to fully control the business and affairs of the joint venture under its terms. We anticipate entering into additional joint ventures with other entities as we expand into other international areas. We cannot assure that we will undertake such joint ventures or, if undertaken, that such joint ventures will be successful.

A TERRORIST ATTACK COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

    The terrorist attacks that took place on September 11, 2001 in the U.S. were unprecedented events that have created many economic and political uncertainties, some of which may materially impact our business. The long-term effects of those attacks on our business are unknown. The potential for future terrorist attacks, the national and international response to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business for the short or long-term in ways that cannot presently be predicted.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

    Listed below are the names, ages and offices held by our executive officers as of March 1, 2002.

NAME                                          AGE      OFFICES HELD
----                                        --------   ------------
Bill J. Lam...............................     35      President, Chief Executive Officer and Director
David W. Sharp............................     48      Executive Vice President and Chief Financial
                                                       Officer
R. Clay Etheridge.........................     47      Executive Vice President and Chief Operating
                                                       Officer

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

    R. CLAY ETHERIDGE is our Executive Vice President and Chief Operating Officer. Mr. Etheridge has served as our Executive Vice President and Chief Operating Officer since September 1999. Prior to joining us, Mr. Etheridge served as Vice President of International Operations for Global Industries from March 1997 to September 1999. Mr. Etheridge has held executive management positions with McDermott in Southeast Asia, and OPI International with responsibility for Gulf of Mexico and West African operations, and served as project manager for Heerema Marine Contractors.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is traded on the NASDAQ National Market under the symbol "HOFF." At March 18, 2002, we had approximately 31 holders of record of our common stock.

    The following table sets forth the high and low closing bid prices per share of our common stock, as reported by the NASDAQ National Market, for the periods indicated.

                                                                LOW        HIGH
                                                              --------   --------
2002:
  First Quarter (through March 18, 2002)....................   $ 6.05     $11.36

2001:
  Fourth Quarter............................................   $ 5.43     $ 8.59
  Third Quarter.............................................   $ 5.30     $14.02
  Second Quarter............................................   $12.54     $25.05
  First Quarter.............................................   $16.50     $25.00

2000:
  Fourth Quarter............................................   $13.75     $19.75
  Third Quarter.............................................   $14.00     $19.13
  Second Quarter............................................   $ 6.32     $17.56
  First Quarter.............................................   $ 4.94     $ 9.94

    We intend to retain all of the cash our business generates to fund future growth and meet our working capital requirements. We do not plan to pay cash dividends on our common stock in the foreseeable future. In addition, our debt agreements prevent us from paying dividends or making other distributions to our stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data for the years ended December 31 are derived from our audited financial statements. You should read the information below together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included in this Annual Report.

                                                                            YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                2001       2000       1999       1998       1997
                                                              --------   --------   --------   --------   --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Contract revenues...........................................  $272,208   $160,532   $ 89,015   $119,802   $ 36,144
Costs of contract revenues..................................   237,175    136,146     72,181     91,961     30,104
                                                              --------   --------   --------   --------   --------
  Gross profit..............................................    35,033     24,386     16,834     27,841      6,040
Selling, general and administrative expenses................    13,771      9,401      9,043      8,120      2,788
                                                              --------   --------   --------   --------   --------
  Operating income..........................................    21,262     14,985      7,791     19,721      3,252
Other:
  Interest expense, net of amounts capitalized..............    (5,381)    (7,730)    (5,759)    (3,000)    (1,703)
  Interest income...........................................       403        718        480        187         84
  Gain (loss) on sale of assets.............................       (22)         6         10         20        614
  Other income (expense)....................................      (184)       (84)       158         17         29
                                                              --------   --------   --------   --------   --------
Net income before income taxes, extraordinary loss and
  cumulative effect of accounting change....................    16,078      7,895      2,680     16,945      2,276
Provision for income taxes..................................     4,817      2,902      1,001      4,485         --
                                                              --------   --------   --------   --------   --------
Net income before extraordinary loss and cumulative effect
  of accounting change......................................    11,261      4,993      1,679     12,460      2,276
Extraordinary loss, net of taxes of $306....................      (568)        --         --         --         --
Cumulative effect of accounting change, net of taxes of
  $743......................................................        --      1,381         --         --         --
                                                              --------   --------   --------   --------   --------
Net income..................................................  $ 10,693   $  6,374   $  1,679   $ 12,460   $  2,276
                                                              ========   ========   ========   ========   ========
Earnings per share--basic:
  Net income before extraordinary loss and cumulative
    effect of accounting change.............................  $   0.50   $   0.27   $   0.09   $   0.69   $   0.17
  Extraordinary loss........................................     (0.02)        --         --         --         --
  Cumulative effect of accounting change....................        --       0.07         --         --         --
                                                              --------   --------   --------   --------   --------
Net income--basic...........................................  $   0.48   $   0.34   $   0.09   $   0.69   $   0.17
                                                              ========   ========   ========   ========   ========
Earnings per share--diluted:
  Net income before extraordinary loss and cumulative
    effect of accounting change.............................  $   0.49   $   0.26   $   0.09   $   0.69   $   0.17
  Extraordinary loss........................................     (0.03)        --         --         --         --
  Cumulative effect of accounting change....................        --       0.07         --         --         --
                                                              --------   --------   --------   --------   --------
Net income--diluted.........................................  $   0.46   $   0.33   $   0.09   $   0.69   $   0.17
                                                              ========   ========   ========   ========   ========
STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities.........  $(36,911)  $ 10,688   $ 15,705   $ 10,481   $  3,491
Net cash used in investing activities.......................   (60,306)   (20,143)   (26,475)   (79,267)   (28,306)
Net cash provided by financing activities...................    95,838     10,581      9,238     75,589     25,011
OTHER NON-GAAP FINANCIAL DATA:
EBITDA (1)..................................................  $ 33,991   $ 24,498   $ 15,533   $ 24,206   $  4,897
OTHER FINANCIAL DATA:
Depreciation and amortization...............................  $ 12,935   $  9,591   $  7,574   $  4,448   $  1,002
Capital expenditures........................................    54,828     19,268     24,396     95,725     38,267

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
BALANCE SHEET DATA:
Working capital.............................................  $ 78,055   $  8,005
Property and equipment, net.................................   221,446    176,895
Total assets................................................   393,584    239,425
Long-term debt, net of current maturities...................   111,414     78,415
Stockholders' equity........................................   185,690    104,035

------------------------------

(1) We calculate EBITDA as earnings before extraordinary item, interest expense, interest income, income taxes, depreciation and amortization. EBITDA is a supplemental financial measurement we use to evaluate our business. We believe that EBITDA provides supplemental information about our ability to meet future requirements for debt service, capital expenditures and working capital. It is not intended to depict funds available for reinvestment or other discretionary uses. We believe factors that should be considered by investors in evaluating EBITDA include, but are not limited to, trends in EBITDA as compared to cash flow from operations, debt service requirements and capital expenditures. Our measurement of EBITDA may not be comparable to EBITDA as calculated by other companies. Further, you should not consider EBITDA in isolation as an alternative to, or more meaningful than, net income, cash flow provided by operations or any other measure of performance determined in accordance with generally accepted accounting principles as an indicator of our profitability or liquidity.

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

GENERAL

    We provide marine construction services to the offshore oil and gas industry. We now operate primarily in the U.S. Gulf of Mexico and offshore Mexico, and we have recently expanded our operations to South America and Southeast Asia. Our marine fleet consists of thirteen vessels, twelve of which are currently operational. We have also established a joint venture with Cal Dive to participate in the ultra-deepwater market. The primary services we provide include:

    - installing pipelines to transport oil and natural gas;

    - providing pipebury, hook-up and commissioning services; and

    - installing production platforms and other structures and then salvaging them at the end of their life cycles.

    The demand for offshore construction services depends largely on the condition of the oil and gas industry and, in particular, the level of capital expenditures by oil and gas companies for developmental construction. These expenditures are influenced by:

    - prevailing oil and gas prices;

    - expectations about future demand and prices;

    - the cost of exploring for, producing and developing oil and gas reserves;

    - the discovery rates of new oil and gas reserves;

    - sale and expiration dates of offshore leases in the United States and abroad;

    - political and economic conditions;

    - governmental regulations; and

    - the availability and cost of capital.

    Historically, oil and gas prices and the level of exploration and development activity have fluctuated substantially, impacting the demand for pipeline and marine construction services. Factors affecting our profitability include competition, equipment and labor productivity, contract estimating, weather conditions and other risks inherent in marine construction. The marine construction industry in the U.S. Gulf is highly seasonal as a result of weather conditions with the greatest demand for these services occurring during the second and third calendar quarters of the year.

CRITICAL ACCOUNTING POLICIES

    Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, costs in excess of billings, fixed assets, deferred expenses, income taxes, accrued costs, billings in excess of costs, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    We consider certain accounting policies to be critical policies due to the significant judgments, estimation processes and uncertainties involved for each in the preparation of our consolidated financial statements. We believe the following represent our critical accounting policies.

REVENUE RECOGNITION

    Contract revenues are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to the total estimated costs at completion for each contract. This percentage is applied to the estimated revenue at completion to calculate revenues earned to date. We consider the percentage-of-completion method to be the best available measure of progress on these contracts. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to estimated costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

ACCOUNTS RECEIVABLE

    We have significant investments in billed and unbilled receivables as of December 31, 2001. At December 31, 2001, we had approximately $105.5 million in contract receivables and costs in excess of billings from Pemex, including
$42.8 million in claims related to weather and other delays. We believe our receivables are realizable, however any changes will be recognized in the period in which they are determined. Historically, we have not experienced any significant losses on receivables, but significant losses could be material to our financial position and results of operations. We believe that we will collect our receivables; however, any changes will be recognized in the period that they are determined. We expect to bill substantially all of our costs in excess of billings from Pemex prior to the end of the third quarter of 2002.

COST RECOGNITION

    Costs of contract revenues include all direct material and labor costs and certain indirect costs, such as supplies, tools, repairs and depreciation, which are allocated to contracts based on asset utilization. At the beginning of each contract, we prepare a detailed analysis of the estimated total project cost. We continuously evaluate the total estimated cost, claims, change orders and percentage-of-completion for each project. Selling, general and administrative costs are charged to expense as incurred.

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

    We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. We record impairment losses on long-lived assets used in operations when the cash flows estimated to be generated by those assets are less than the carrying amount of those items. The net carrying value of assets not fully recoverable is reduced to fair value. Our estimate of fair value represents our best estimate based on industry trends and reference to market transactions and is subject to variability. Based on our analysis of the undiscounted future cash flows for our long-term assets, no impairments have been recognized under Statement of Financial Accounting Standards No. 121 for the years ended
December 31, 2001, 2000 and 1999.

RESULTS OF OPERATIONS

    The discussion below describes our results of operations. Our 2001 results reflect the competitive nature of the marine construction services in the U.S. Gulf of Mexico. Profit margins in the U.S. Gulf of Mexico have remained very competitive during 2001 due to customer concerns over U.S. natural gas pricing trends and the general slow down of the U.S. economy. A similarly competitive market is anticipated during the first half of 2002.

    Revenues increased for 2001 compared with 2000 primarily due to our operations offshore Mexico for Pemex. Work for Pemex during 2001 included operations utilizing the ATLANTIC HORIZON, GULF HORIZON, PEARL HORIZON and other chartered vessels. Pemex accounted for 52.2% of our revenues for the year 2001 compared to 36.1% in 2000. Revenues recognized to date on the projects in Mexico total $200.1 million, including $42.8 million of claims related to weather and other delays. The revenue recognized on these claims approximate the actual cost incurred and do not exceed the amount that we believe will be collected from Pemex. Due to Pemex's requirements there generally are significant delays between the date the work is performed and when it is billed and collected. Our current projects in Mexico are slated for completion during the second quarter of 2002; however, we expect to be awarded additional work in Mexico and other international areas. At December 31, 2001, we had costs in excess of billings of $78.8 million and contract receivables of $26.7 million related to our current projects in Mexico. Upon meeting certain milestones subsequent to December 31, 2001, we billed $9.2 million of the $78.8 million in costs in excess of billings. We also collected the $26.7 million in contract receivables from Pemex during the first quarter of 2002. We anticipate that we will bill the additional $69.6 million in costs in excess of billings throughout the first three quarters of 2002 based upon milestones and customer requirements.

    In 2001, we entered into Southeast Asia with the purchase of the SEA HORIZON, a combination, 360-foot derrick pipelay barge, located in Indonesia. The SEA HORIZON mobilized in February 2002 to perform a pipelay and platform installation project in Indonesian waters. We have been awarded contracts to begin in 2002 to install 42 miles of 12-inch pipe as part of the Amistad Development Project in Golfo De Guayaquil, Ecuador and to perform structural lift operations to a loading terminal in Venezuela. We will continue to pursue international construction projects in Mexico, Central and South America, Southeast Asia and West Africa. Our backlog of work was approximately
$63 million as of December 31, 2001.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

RESULTS OF OPERATIONS

CONTRACT REVENUES.

    Contract revenues were $272.2 million for 2001 compared with $160.5 million for 2000. Our revenues for 2001 increased 69.6% compared with the same period last year, primarily due to our ongoing projects offshore Mexico. Our two projects in Mexico contributed approximately $142.2 million in revenues in 2001, as compared to $57.9 million in 2000.

GROSS PROFIT.

    Gross profit was $35.0 million (12.9% of contract revenues) for 2001 compared with a gross profit of $24.4 million (15.2% of contract revenues) for 2000. Gross profit as a percentage of revenues decreased due to lower margins previously bid on jobs as a result of the competitive market conditions in the U.S. Gulf of Mexico. In addition, weather and other delay related claims on the Pemex projects for which revenues recognized approximate the actual cost incurred lowered the overall profit margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

    Selling, general and administrative expenses were $13.8 million (5.1% of contract revenues) for 2001 compared with $9.4 million (5.9% of contract revenues) for 2000. The increase is due to additional expenses associated with our international expansion. The percentage decrease was primarily due to the increase in revenues with a lower corresponding increase in selling, general and administrative expenses in 2001.

INTEREST EXPENSE.

    Interest expense for 2001 was $5.4 million, net of $1.3 million of capitalized interest. Interest expense for 2000 was $7.7 million, net of $0.3 million of capitalized interest. Total outstanding debt was $119.1 million at December 31, 2001 compared with $90.9 million at December 31, 2000. The decrease in interest expense was due to both lower average interest rates and lower average outstanding balances on our debt.

INTEREST INCOME.

    Interest income includes interest from cash investments for the years ended December 31, 2001 and 2000 of $0.4 million and $0.7 million, respectively. The decrease was primarily due to lower interest rates and lower average cash balances for 2001.

OTHER INCOME (EXPENSE).

    Included in other income (expense) for the year ended December 31, 2001 is $(164,000) of other net expenses associated with our operations in Mexico and $(10,000) of net expenses related to our Cal Dive joint venture. We recognized $(39,000) of equity losses related to the DSND joint venture and $29,000 of revenue earned from billings to the DSND joint venture for administrative services in 2001. The DSND joint venture was dissolved in February 2001. Other income (expense) for the year ended December 31, 2000 consisted of equity losses of $(221,000) related to the DSND joint venture, $122,000 of revenue earned from billings to the DSND joint venture for administrative services and $15,000 of miscellaneous income.

INCOME TAXES.

    We use the liability method of accounting for income taxes. We recorded a federal income tax provision of $4.8 million, at a net effective rate of 30.0% on a pre-tax income of $16.1 million for 2001, excluding $0.3 million of deferred tax benefit attributable to the extraordinary loss. We recorded a federal income tax provision of $2.9 million, at a net effective rate of 36.8% on a pre-tax income of $7.9 million for 2000, excluding $0.7 million of deferred tax provisions atrributable to the accounting change in 2000. The decrease in our effective tax rate is due to the effect of the application of the extraterritorial income exclusion in 2001 for income earned primarily in Mexico from October 1, 2000 to December 31, 2001. The exclusion allows us to exclude a portion of income earned outside the United States for tax purposes. The impact of this exclusion on future periods will vary depending upon the amount of income earned outside the United States and changes in tax rules.

EXTRAORDINARY LOSS.

    We recorded an extraordinary loss of $0.6 million, or $0.03 per share-diluted, net of taxes of $0.3 million related to a penalty on the early extinguishment of debt. See Note 2 of the notes to our consolidated financial statements.

NET INCOME.

    Net income was $10.7 million, or $0.46 per share-diluted, for 2001, which includes the effect of an extraordinary loss of $0.6 million, or $0.03 per share-diluted, related to the early extinguishment of debt. Net income for 2000 was $6.4 million, or $0.33 per share-diluted, which includes the effect of a cumulative adjustment of $1.4 million, or $0.07 per share, related to a change in accounting principle.

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

INTEREST INCOME.

    Interest income includes interest from cash investments for the year ended December 31, 2000 and 1999 of $0.7 million and $0.5 million, respectively.

OTHER INCOME (EXPENSE).

    Other income (expense) for the year ended December 31, 2000, consisted of equity losses of $(221,000) related to the DSND joint venture, $122,000 of revenue earned from billings to the DSND joint venture for administrative services and $15,000 of miscellaneous income. Other income (expense) for the year ended December 31, 1999, consisted of $127,000 of insurance proceeds, $63,000 of revenue earned from billings to the DSND joint venture for administrative services, equity losses of $(12,000) related to the DSND joint venture and $(20,000) of miscellaneous expense.

INCOME TAXES.

    We use the liability method of accounting for income taxes. Excluding
$0.7 million of deferred tax provision attributable to the accounting change in 2000, we recorded a federal income tax expense of $2.9 million, at a net effective rate of 36.8% on pre-tax income of $7.9 million. In 1999, we recorded a federal income tax provision of $1.0 million, at a net effective rate of 37.4% on pre-tax income of $2.7 million.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE.

    We recorded a cumulative effect of $1.4 million, or $0.07 per share, net of taxes of $0.7 million related to changing depreciation methods from straight-line to the units-of-production method effective January 1, 2000. We believe that the units-of-production method is best suited to reflect the actual deterioration of our marine equipment. See Note 1 of the notes to our consolidated financial statements.

NET INCOME.

    Net income was $6.4 million, or $0.33 per share-diluted, for 2000, which includes the effect of a cumulative adjustment of $1.4 million, or $0.07 per share, related to a change in accounting principle. Net income for 1999 was $1.7 million, or $0.09 per share-diluted.

LIQUIDITY AND CAPITAL RESOURCES

    In February 2001, we sold 3,800,000 shares of common stock in a secondary offering. We received $66.0 million after deducting the underwriting discount and expenses. We used $30.0 million to reduce indebtedness, and $5.6 million for the initial purchase of the PECOS HORIZON, a 256-foot dedicated bury barge. This barge was converted to a pipelay/pipebury barge at our Port Arthur facility. The remainder is being used for general corporate purposes, including funding capital expenditures to expand our operating capabilities, potential vessel acquisitions, vessel upgrades, and to support our joint venture with Cal Dive.

    Our primary liquidity needs are to fund acquisitions and improvements to the fleet necessary to expand operations and to provide working capital. We had $78.1 million of working capital at December 31, 2001, compared to $8.0 million of working capital at December 31, 2000. The increase in working capital was primarily attributable to increased costs in excess of billings and contract receivables from our Pemex projects. We have funded a substantial amount of our Pemex project expenses with our available cash and long-term debt. The asset "Cost in excess of billings" represents revenues recognized in excess of amounts billed. Our contracts with Pemex in Mexico require us to reach certain milestones before issuing progress billings to the customer. At December 31, 2001, we had costs in excess of billings of $78.8 million and contract receivables of $26.7 million related to our current projects in Mexico. Upon meeting certain milestones subsequent to December 31, 2001, we billed $9.2 million of the $78.8 million in costs in excess of billings. We also collected the $26.7 million in contract receivables from Pemex during the first quarter of 2002. We anticipate that we will bill the additional $69.6 million in costs in excess of billings throughout the first three quarters of 2002 based upon milestones and customer requirements. Pemex has awarded additional work in 2002 under the existing contract. Cash used in operations was $36.9 million for 2001, compared to $10.7 million of cash provided by operations for 2000 and $15.7 million for 1999.

    At December 31, 2001, we had approximately $119.1 million total outstanding debt. This represents an approximate increase of $28.2 million from December 31, 2000. This increase in debt is due to new borrowing facilities we obtained to finance our Pemex projects, the acquisition and upgrade of the SEA HORIZON, the upgrade of the PECOS HORIZON, and various modifications to our existing fleet, and to provide working capital for international projects. Of the $119.1 million of outstanding debt, $47.7 million represents borrowings on our three revolving credit facilities and $71.4 million represents borrowing on the six term-debt facilities. At December 31, 2001, we had $15.5 million available under our three revolving credit facilities. Interest rates vary from prime less 0.25% to LIBOR plus 2.90%. Our current weighted average interest rate is 4.86%, and our term-debt borrowings currently require a $640,000 monthly principal payment.

    Our loans require that certain conditions be met in order for us to obtain advances. Our loans are secured by mortgages on our vessels, accounts receivable and costs in excess of billings. Advances under our revolving credit facilities may be obtained in accordance with a borrowing base defined as a percentage of accounts receivable balances and costs in excess of billings. The loans contain customary defaults and some require us to maintain certain financial ratios. The loan agreements also contain certain covenants that limit our ability to incur additional debt, pay dividends, create certain liens, sell assets and make capital expenditures. We were in compliance with all loan covenants as of December 31, 2001.

    Capital expenditures during 2001 totaled $54.8 million, including approximately $36.4 million for the acquisitions and upgrades of the PECOS HORIZON and SEA HORIZON, $4.0 million for the construction of a spooling base at our Port Arthur facility, the purchase of a marine base at Sabine, Texas, and various enhancements to existing vessels. This compares with $19.3 million of capital expenditures for 2000.

    Current maturities of long-term debt were $7.7 million as of December 31, 2001. We believe that cash generated from operations, together with available borrowings under our revolving credit facilities, will be sufficient to fund the planned capital projects and working capital requirements through 2002. Planned capital expenditures for 2002 are estimated to total approximately $23 million. Of the $23 million, a substantial amount is project related. Our strategy, however, is to make other acquisitions, to expand our operating capabilities and expand into additional selected international areas. To the extent we are successful in identifying acquisition and expansion opportunities and have expanded our market share in those areas, we may require additional equity or debt financing depending the size of any transaction.

    We have fixed debt service and lease payment obligations under notes payable and operating leases for which the liability is reflected on our balance sheet. The following table summarizes our long-term contractual obligations (in millions):

                                                   2002       2003       2004       2005       2006     THEREAFTER
                                                 --------   --------   --------   --------   --------   ----------
Principal and interest payments on debt........   $13.1      $33.1      $37.4      $24.7      $14.6        $12.8
Operating leases...............................     2.0        1.8        1.8        1.8        1.7          3.3
                                                  -----      -----      -----      -----      -----        -----
                                                  $15.1      $34.9      $39.2      $26.5      $16.3        $16.1
                                                  =====      =====      =====      =====      =====        =====

    ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our market risk exposures primarily include interest rate and exchange rate fluctuation on derivative and financial instruments as detailed below. Our market risk sensitive instruments are classified as "other than trading." The following sections address the significant market risks associated with our financial activities during 2001. Our exposure to market risk as discussed below includes "forward-looking statements" and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in foreign currency exchange rates or interest rates.

    As of December 31, 2001 the carrying value of our long-term variable rate debt, including accrued interest, was approximately $119.3 million. The fair value of this debt approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates. Fair value was determined as noted above. A hypothetical 1% increase in the applicable interest rates as of December 31, 2001 would increase annual interest expense by approximately $1.2 million.

    In Mexico, we collect revenues and pay expenses in foreign currency. We monitor the exchange rate of our foreign currencies in order to mitigate the risk from foreign currency fluctuations. We also manage foreign currency risk by attempting to contract as much foreign revenue as possible in U.S. Dollars. Approximately 75% of our current contract with Pemex is denominated in U.S. Dollars. We receive payment in Pesos equivalent to the U.S. Dollars billed, which is converted to U.S. Dollars that day or the following day.

    The level of construction services required by a customer depends on the size of their capital expenditure budget for construction for the year. Consequently, customers that account for a significant portion of contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Our consolidated financial statements and supplementary data appear on pages F-1 through F-19 in this report and are incorporated herein by reference. See Index to consolidated financial statements on page E-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning our directors and executive officers called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2002 annual meeting of stockholders and is incorporated herein by reference. For additional information regarding executive officers, see "Executive Officers of the Registrant" of this Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION

    Information concerning the compensation of the executive officers called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2002 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning security ownership of certain beneficial owners and management called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2002 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2002 annual meeting of stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following financial statements are filed as a part of this report:

1.  Financial Statements

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................    F-1
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................    F-2
Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000 and 1999..........................    F-3
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2001, 2000 and 1999..............    F-4
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000
  and 1999..................................................    F-5
Notes to Consolidated Financial Statements..................    F-6

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

    (b) Reports on Form 8-K:

    On October 30, 2001, we filed a report on Form 8-K, reporting under item 7, earnings for the third quarter ended September 30, 2001.

    On January 11, 2002, we filed a report on Form 8-K, reporting under Item 5, that we declared a dividend of one preferred stock purchase right for each outstanding share of common stock payable on January 23, 2002 to stockholders of record on January 11, 2002. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Cumulative Preferred Stock, $1.00 par value (the "Preferred Stock"), of the Company at a price of $50 per one one-thousandth of a share (the "Purchase Price"), subject to adjustment.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Horizon Offshore, Inc.,

    We have audited the accompanying consolidated balance sheets of Horizon Offshore, Inc. (a Delaware corporation), and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Offshore, Inc., and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP
Houston, Texas
February 28, 2002

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              -------------   -------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  7,864        $  9,243
  Accounts receivable--
    Contract receivables....................................      52,431          20,436
    Costs in excess of billings.............................      96,433          17,611
    Affiliated parties......................................          94           6,874
  Other current assets......................................       4,923           2,537
                                                                --------        --------
      Total current assets..................................     161,745          56,701
PROPERTY AND EQUIPMENT, net.................................     221,446         176,895
INVENTORY...................................................       1,705           1,947
OTHER ASSETS................................................       8,688           3,882
                                                                --------        --------
                                                                $393,584        $239,425
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................    $ 11,498        $  8,192
  Accrued liabilities.......................................      12,852           4,953
  Accrued job costs.........................................      49,799          22,484
  Billings in excess of costs...............................       1,860             550
  Current maturities of long-term debt......................       7,681          12,517
                                                                --------        --------
      Total current liabilities.............................      83,690          48,696
LONG-TERM DEBT, net of current maturities...................     111,414          78,415
DEFERRED INCOME TAXES.......................................      12,790           8,279
                                                                --------        --------
      Total liabilities.....................................     207,894         135,390
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value, 5,000,000 shares
    authorized, none issued and outstanding.................          --              --
  Common stock, $1 par value, 35,000,000 shares authorized,
    24,244,598 and 19,869,098 shares issued, respectively...      13,537           9,162
  Additional paid-in capital................................     154,636          88,245
  Retained earnings.........................................      23,902          13,209
  Treasury stock, 973,505 and 1,003,400 shares,
    respectively............................................      (6,385)         (6,581)
                                                                --------        --------
      Total stockholders' equity............................     185,690         104,035
                                                                --------        --------
                                                                $393,584        $239,425
                                                                ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
CONTRACT REVENUES.....................................  $   272,208   $   160,532   $    89,015
COSTS OF CONTRACT REVENUES............................      237,175       136,146        72,181
                                                        -----------   -----------   -----------
  Gross profit........................................       35,033        24,386        16,834
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..........       13,771         9,401         9,043
                                                        -----------   -----------   -----------
  Operating income....................................       21,262        14,985         7,791
OTHER:
  Interest expense, net of amounts capitalized........       (5,381)       (7,730)       (5,759)
  Interest income.....................................          403           718           480
  Gain (loss) on sale of assets.......................          (22)            6            10
  Other income (expense)..............................         (184)          (84)          158
                                                        -----------   -----------   -----------
NET INCOME BEFORE INCOME TAXES, EXTRAORDINARY LOSS AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE..............       16,078         7,895         2,680
PROVISION FOR INCOME TAXES............................        4,817         2,902         1,001
                                                        -----------   -----------   -----------
NET INCOME BEFORE EXTRAORDINARY LOSS AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE.........................       11,261         4,993         1,679
EXTRAORDINARY LOSS, NET OF TAXES OF $306..............         (568)           --            --
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAXES
  OF $743.............................................           --         1,381            --
                                                        -----------   -----------   -----------
NET INCOME............................................  $    10,693   $     6,374   $     1,679
                                                        ===========   ===========   ===========
EARNINGS PER SHARE--BASIC:
  Net income before extraordinary loss and cumulative
    effect of accounting change.......................  $      0.50   $      0.27   $      0.09
  Extraordinary loss..................................        (0.02)           --            --
  Cumulative effect of accounting change..............           --          0.07            --
                                                        -----------   -----------   -----------
Net Income--BASIC.....................................  $      0.48   $      0.34   $      0.09
                                                        ===========   ===========   ===========
EARNINGS PER SHARE--DILUTED:
  Net income before extraordinary loss and cumulative
    effect of accounting change.......................  $      0.49   $      0.26   $      0.09
  Extraordinary loss..................................        (0.03)           --            --
  Cumulative effect of accounting change..............           --          0.07            --
                                                        -----------   -----------   -----------
Net income--DILUTED...................................  $      0.46   $      0.33   $      0.09
                                                        ===========   ===========   ===========
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME
  PER SHARE:
  BASIC...............................................   22,430,894    18,823,610    18,820,646
  DILUTED.............................................   23,085,975    19,455,470    18,820,646

  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                       COMMON STOCK       ADDITIONAL                TREASURY STOCK          TOTAL
                                    -------------------    PAID-IN     RETAINED   -------------------   STOCKHOLDERS'
                                     SHARES     AMOUNT     CAPITAL     EARNINGS    SHARES     AMOUNT       EQUITY
                                    --------   --------   ----------   --------   --------   --------   -------------
BALANCE,
December 31, 1998.................   19,826    $ 9,119     $ 87,767    $ 5,156     1,155     $(7,582)      $ 94,460
  Purchase of treasury stock, at
    cost..........................       --         --           --         --         3         (18)           (18)
  Issuance of treasury stock to
    purchase assets...............       --         --          125         --      (133)        874            999
  Stock registration costs........       --         --          (20)        --        --          --            (20)
  Net income......................       --         --           --      1,679        --          --          1,679
                                     ------    -------     --------    -------     -----     -------       --------
BALANCE,
December 31, 1999.................   19,826      9,119       87,872      6,835     1,025      (6,726)        97,100
  Stock options exercised.........       43         43          271         --        --          --            314
  401(k) contributions in company
    stock.........................       --         --          102         --       (22)        145            247
  Net income before cumulative
    effect of accounting change...       --         --           --      4,993        --          --          4,993
  Cumulative effect of accounting
    change, net of taxes of
    $743..........................       --         --           --      1,381        --          --          1,381
                                     ------    -------     --------    -------     -----     -------       --------
BALANCE,
December 31, 2000.................   19,869      9,162       88,245     13,209     1,003      (6,581)       104,035
  Issuance of common stock, net of
    offering costs................    3,800      3,800       62,219         --        --          --         66,019
  Issuance of common stock to
    purchase assets...............      250        250        1,355         --        --          --          1,605
  Stock options exercised.........      325        325        2,682         --        --          --          3,007
  401(k) contributions in company
    stock.........................       --         --          135         --       (29)        196            331
  Net income......................       --         --           --     10,693        --          --         10,693
                                     ------    -------     --------    -------     -----     -------       --------
BALANCE,
December 31, 2001.................   24,244    $13,537     $154,636    $23,902       974     $(6,385)      $185,690
                                     ======    =======     ========    =======     =====     =======       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001        2000       1999
                                                              ---------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  10,693   $  6,374   $  1,679
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities--
    Depreciation and amortization...........................     12,935      9,591      7,574
    Cumulative effect of accounting change..................         --     (2,124)        --
    Deferred income taxes...................................      4,511      3,645      1,001
    Gain (loss) on sale of assets...........................         22         (6)       (10)
    Amortization of deferred interest.......................         --         --        733
    Expense recognized for issuance of treasury stock for
      401(k) plan contributions.............................        331        247         --
    Changes in operating assets and liabilities--
      Accounts receivable...................................    (25,215)    (7,549)     5,870
      Income taxes receivable...............................         --         --        481
      Costs in excess of billings...........................    (78,822)   (13,439)     5,374
      Billings in excess of costs...........................      1,310       (321)    (1,737)
      Inventory.............................................        242       (247)    (1,700)
      Other current assets..................................     (1,438)      (607)      (971)
      Accounts payable......................................      3,306      3,945     (3,407)
      Accrued liabilities...................................      7,899      2,027     (2,180)
      Accrued job costs.....................................     27,315      9,152      2,998
                                                              ---------   --------   --------
        Net cash (used in) provided by operating
          activities........................................    (36,911)    10,688     15,705
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and additions to equipment......................    (53,223)   (18,178)   (23,397)
  Drydock costs.............................................     (7,083)    (1,965)    (3,078)
                                                              ---------   --------   --------
        Net cash used in investing activities...............    (60,306)   (20,143)   (26,475)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under long-term debt...........................     80,296     21,488     33,300
  Principal payments on long-term debt......................    (52,133)   (10,937)   (23,883)
  Loan fees.................................................     (1,351)      (284)      (161)
  Proceeds from issuance of common stock, net...............     66,019         --         --
  Stock option transactions and other.......................      3,007        314        (18)
                                                              ---------   --------   --------
        Net cash provided by financing activities...........     95,838     10,581      9,238
                                                              ---------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     (1,379)     1,126     (1,532)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............      9,243      8,117      9,649
                                                              ---------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $   7,864   $  9,243   $  8,117
                                                              =========   ========   ========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest....................................  $   6,788   $  6,753   $  5,864
  Cash paid for income taxes................................  $      --   $     --   $     --
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Purchases and additions to equipment with the issuance of
    common stock............................................  $   1,605   $     --   $    999
  Purchases and additions to equipment with the issuance of
    notes payable...........................................  $      --   $  1,090   $     --

  The accompanying notes are an integral part of these consolidated financial statements.

                    HORIZON OFFSHORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

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

    A prolonged weakness in energy prices or a prolonged period of lower levels of offshore drilling and exploration could adversely affect our future revenues and profitability. Our 2001 results reflect the competitive nature of the marine construction services in the U.S. Gulf of Mexico. Profit margins in the U.S. Gulf of Mexico have remained very competitive during 2001 due to customer concerns over U.S. natural gas pricing trends and the general slow down of the U.S. economy.

    Our operations offshore Mexico increased revenues for 2001. Our single largest customer during the last two years was Pemex. Pemex accounted for 52.2% of our revenues for the year 2001 compared to 36.1% of revenues in 2000. We substantially completed one major project for Pemex in 2001 and are substantially complete on a second major project for Pemex as of March 2002. Revenues recognized to date on the projects in Mexico total $200.1 million, including $42.8 million of claims related to weather and other delays. The revenue recognized on these claims approximate the actual cost incurred and do not exceed the amount that we believe will be collected from Pemex. Due to Pemex's requirements there generally are significant delays between the date the work is performed and when it is billed and collected. Our current projects in Mexico are slated for completion during the second quarter of 2002; however, we expect to be awarded additional work in Mexico and other international areas. At December 31, 2001, we had costs in excess of billings of $78.8 million and contract receivables of $26.7 million related to our current projects in Mexico. Upon meeting certain milestones subsequent to December 31, 2001, we billed
$9.2 million of the $78.8 million in costs in excess of billings. We also collected the $26.7 million in contract receivables from Pemex during the first quarter of 2002. We anticipate that we will bill and collect the additional $69.6 million in costs in excess of billings throughout the first three quarters of 2002 based upon milestones and customer requirements.

    Factors affecting our profitability include competition, equipment and labor productivity, contract estimating, weather conditions and the other risks inherent in marine construction. The marine construction industry in the U.S. Gulf of Mexico is highly seasonal as a result of weather conditions, with the greatest demand for these services occurring during the second and third quarters of the year.

Full year results are not a direct multiple of any quarter or combination of quarters because of this seasonality.

CAL DIVE JOINT VENTURE

    In March 2001, we formed a joint venture with Cal Dive International, Inc. (Cal Dive) 50% owned by us, to perform deepwater reel pipelaying projects in the U.S. Gulf of Mexico. We will jointly manage and staff the joint venture with Cal Dive. The joint venture has not been consolidated for financial statement purposes as we do not exercise control over the joint venture. The joint venture will charter the INTREPID, a 374-foot vessel with a 10,000 ton deck load capacity that is being converted to a dynamically positioned multi-service vessel, and other vessels from Cal Dive on an as-needed basis to perform deepwater small diameter pipelaying projects. The conversion of the INTREPID is scheduled to be completed in the second quarter of 2002. The joint venture will require an estimated capital expenditure of approximately $15.0 million, of which we will pay 50%, to design, construct and install the reel pipelay equipment. We completed the construction of a spooling facility at our marine base in Port Arthur, Texas to be leased to the joint venture and other contractors with reel pipelaying requirements in the first quarter of 2002.

DSND TRANSACTION

    In December 1997, Det Sondenfjelds-Norske Dampskibsselskab ASA (DSND) acquired 4,125,000 shares of our common stock from Elliott International, L.P. and Highwood Partners, L.P., our two largest stockholders. On August 13, 1999, DSND sold all of its shares of Horizon common stock in the public market and is no longer a stockholder. Upon completion of our Initial Public Offering in April 1998, DSND sold the STEPHANITURM, a dynamically positioned diving support vessel, to us. In addition, we obtained a 30% interest in a joint venture (the DSND Horizon Joint Venture) formed to operate a reel pipelaying vessel in the Gulf, offshore Mexico, Canada, and in the Caribbean. Horizon and DSND are required to fund cash for operating activities in proportion to their equity ownership. The joint venture has not been consolidated for financial statement purposes as we do not exercise control over the joint venture. We recognized equity in losses of the DSND Horizon Joint Venture of $39,000, $221,000, and $12,000 and made contributions of $63,000, $189,000, and $39,000 during 2001,
2000 and 1999, respectively. We earned $29,000, $122,000, and $63,000 during
2001, 2000 and 1999, respectively, from administrative fees billed to the DSND Horizon Joint Venture. In February, 2001, the DSND joint venture was dissolved.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Horizon and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We review all significant estimates on a recurring basis and record the effect of any necessary adjustments prior to publication of our financial statements. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates are inherent in the preparation of financial statements. Actual results may differ from such estimates.

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

    In December 1999, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101, as amended, was effective beginning in the fourth quarter of 2000. The adoption of this pronouncement did not have any material effect on our consolidated financial statements.

COST RECOGNITION

    Costs of contract revenues include all direct material and labor costs and certain indirect costs, which are allocated to contracts based on utilization, such as supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred.

INTEREST CAPITALIZATION

    Interest is capitalized on the average amount of accumulated expenditures for equipment that has been purchased and is undergoing major modifications prior to being placed into service. Interest is capitalized until the equipment is placed into service using an effective rate based on related debt. Interest expense is net of interest capitalized in the amount of $1.3 million in 2001, $0.3 million in 2000 and $0.8 million in 1999.

CASH AND CASH EQUIVALENTS

    We consider all cash in banks and highly liquid investments with original maturity dates of three months or less to be cash equivalents.

INVENTORY

    Inventory consists of structures obtained as a result of performing salvage services that are held for resale. The inventory is reported at the lower of cost or market value. We periodically assess the net realizable value of our inventory items. Inventory is classified as long-term due to the uncertain timing on the sale of the inventory.

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

    As of December 31, 2001, we had outstanding options covering an aggregate of 1,876,170 shares of common stock, of which 1,160,633 shares were exercisable. Excluded from the computation of diluted income per share are options to purchase 166,800 shares of common stock in 2001 at a weighted average price of $19.06 per share, no shares in 2000 and 1,040,000 shares in 1999 at a weighted average price of $11.38, as they would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

    In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and will be effective for the Company's fiscal year beginning January 1, 2002. The Company is currently evaluating the impact that adoption of this standard will have on its financial statements.

    On June 29, 2001, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." This proposed SOP would change, among other things, the method by which companies would account for normal, recurring or periodic repairs and maintenance costs related to "in service" fixed assets. It would require that these types of expenses be recognized when incurred rather than recognizing expense for these costs while the asset is productive. We are assessing the impact of the change should this SOP be adopted. If adopted, we would be required to expense regulatory maintenance cost on our vessels as incurred.

PROPERTY AND EQUIPMENT

    We use the units-of-production method to calculate depreciation on our major barges, vessels and related equipment to accurately reflect the wear and tear of normal use. Major additions and improvements to barges, boats and related equipment are capitalized and depreciated over the useful life of the vessel. Maintenance and repairs are expensed as incurred. When equipment is sold or otherwise disposed of, the cost of the equipment and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

    Depreciation on our other fixed assets is provided using the straight-line method based on the following estimated useful lives:

Buildings...................................................  15 years
Machinery and equipment.....................................   8 years
Office furniture and equipment..............................   5 years
Leasehold improvements......................................   3 years

    On January 1, 2000, we changed depreciation methods from the straight-line method to the units-of-production method on our major barges and vessels to more accurately reflect the wear and tear of normal use. We believe that the units-of-production method is best suited to reflect the actual deterioration of our marine equipment. Depreciation expense calculated under the units-of-production method may be different than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than 25% of annual straight-line depreciation, and the cumulative depreciation based on utilization of each vessel will not be less than 50% of cumulative straight-line depreciation. For the year ended December 31, 2000, we recorded the cumulative effect of a $1.4 million adjustment, or $0.07 per share, which is net of taxes of $0.7 million, related to changing depreciation methods from the straight-line method to the units-of-production method. Had this change been applied retroactively, pro-forma net income would have been increased by $1.7 million ($1.1 million after tax, or $0.06 per share) in 1999.

    Effective July 1, 1999, we changed the estimated salvage value on certain of our barges and vessels from zero to 10% to more accurately reflect our estimate of the value of the assets at the end of their estimated useful lives. The change was treated as a change in accounting estimate. For the year ended December 31, 1999, the change had the effect of reducing depreciation expense by $0.4 million and increasing net income by $0.2 million or $0.01 per share--basic and diluted.

    We periodically assess the realizability of our long-term assets pursuant to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Based on our analysis of the undiscounted future cash flows for our long-term assets, no impairments have been recognized under SFAS No. 121 for the years ended December 31, 2001, 2000 and 1999. See recent accounting pronouncements.

OTHER ASSETS

    Other assets consist principally of deferred dry-dock cost, prepaid loan fees and deposits. Deposits consist of a security deposit on the corporate office lease as of December 31, 2001. Loan fees paid in connection with the loan facilities will be amortized over the term of the loans. See Note 5.

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

    Other long-term assets consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Deposits....................................................   $  211     $  114
Deferred dry-dock costs.....................................    7,711      3,503
Prepaid loan fees...........................................      681        145
Other.......................................................       85        120
                                                               ------     ------
                                                               $8,688     $3,882
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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    As of December 31, 2001 the carrying value of our long-term variable rate debt, including accrued interest, was approximately $119.3 million. The fair value of this debt approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates. Fair value was determined as noted above. A hypothetical 1% increase in the applicable interest rates as of December 31, 2001 would increase annual interest expense by approximately $1.2 million.

SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

    We have domestic and international operations in one industry segment, the marine construction service industry to offshore oil and gas companies. We substantially completed one major project for Pemex in 2001 and are substantially complete on a second major project for Pemex as of March 2002. Pemex accounted for 52.2% of our revenues for the year 2001, as compared to 36.1% of revenues for 2000.

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

2.  LOSS ON EXTINGUISHMENT OF DEBT:

    During March 2001, we paid $30.0 million to reduce the outstanding principal balance under our term loan, which was subject to a penalty of $0.6 million (net of taxes of $0.3 million), or $0.03 per share-diluted, for the early extinguishment of debt.

3.  ACCOUNTS RECEIVABLE:

    Contract receivables are generally billed upon the completion of small contracts and are progress billed on larger contracts. Costs in excess of billings solely represent costs incurred on jobs in process. Claims for extra work and changes in scope of work are included in revenues when collection is determined to be probable.

    We have not experienced material losses from uncollected receivables. Our principal customers are national oil companies and major and independent oil and gas companies and their affiliates. The concentration of customers in the energy industry may impact our overall credit exposure, either positively or negatively, since these customers may be similarly affected by changes in economic or other conditions. Historically, the diversification of our portfolio of receivables within the energy industry reduced any potential credit risk associated with any particular customer. As discussed in Note 1, billed and unbilled receivables from Pemex totaled $105.5 million at December 31, 2001. Accordingly, there is significant concentration of risk with that single customer.

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

    Property and equipment consists of the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
Barges, vessels and related equipment...................  $226,704   $183,367
Land and buildings......................................    16,509      7,908
Machinery and equipment.................................       245        245
Office furniture and equipment..........................     3,908      1,751
Leasehold improvements..................................     2,498      1,787
                                                          --------   --------
                                                           249,864    195,058
Less--Accumulated depreciation..........................   (28,418)   (18,163)
                                                          --------   --------
Property and equipment, net.............................  $221,446   $176,895
                                                          ========   ========
Depreciation expense is included in the following
  expense accounts:
Costs of contract revenues..............................  $  9,127   $  7,068
Selling, general and administrative.....................     1,128        788
                                                          --------   --------
                                                          $ 10,255   $  7,856
                                                          ========   ========

    Accrued liabilities consist of the following (in thousands):

                                                                DECEMBER 31,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------
Foreign value added tax payable............................  $ 5,767     $   --
Accrued capital expenditures...............................    4,791        697
Other......................................................    2,294      4,256
                                                             -------     ------
                                                             $12,852     $4,953
                                                             =======     ======

    Contract receivables billed consist of the following (in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
Completed contracts.......................................  $23,047    $12,035
Contracts in progress.....................................   29,281      8,201
Retained..................................................      103        200
                                                            -------    -------
                                                            $52,431    $20,436
                                                            =======    =======

    Contracts in progress are as follows (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2001        2000
                                                         ---------   --------
Costs incurred to date.................................  $ 235,261   $ 76,978
Estimated earnings to date.............................     37,385     12,985
                                                         ---------   --------
                                                           272,646     89,963
Less: Billings to date.................................   (178,073)   (72,902)
                                                         $  94,573   $ 17,061
                                                         =========   ========
Included in accompanying balance sheets under
  the following captions:
    Costs in excess of billings........................  $  96,433   $ 17,611
    Billings in excess of costs........................     (1,860)      (550)
                                                         ---------   --------
                                                         $  94,573   $ 17,061
                                                         =========   ========

5.  NOTES PAYABLE:

    Notes payable consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Term loan payable to The CIT Group due in 84 monthly
  installments, maturing June 30, 2006, secured by mortgages on certain vessels. Interest at LIBOR plus 2.65% (4.73%
  and 9.27% at December 31, 2001 and 2000, respectively)....  $ 39,402   $ 75,670
Revolving credit facility to The CIT Group due May 10, 2004, secured by mortgages on certain vessels. Interest at LIBOR
  plus 2.9% (5.02% at December 31, 2001)....................    26,700         --
Revolving credit facility to Southwest Bank of Texas, N.A.
  due April 2, 2003, secured by accounts receivable.
  Interest at Southwest Bank's prime rate minus 1/4% (4.50%
   at December 31, 2001)....................................    15,000         --
Term loan payable to GMAC due in monthly installments of
  $98,333, maturing October 19, 2011, secured by a mortgage
  on the SEA HORIZON. Interest at LIBOR plus 2.5% (4.58% at
  December 31, 2001)........................................    11,407         --
Term loan payable to GE Capital due in monthly installments
  of $114,676 beginning February 1, 2002, maturing
  January 1, 2012, secured by a mortgage on the PECOS
  HORIZON. Interest at the commercial paper rate plus 2.45%
  (4.85% at December 31, 2001)..............................    11,200         --
Term loan payable to South Trust Bank due in monthly
  installments of $72,303, maturing on August 31, 2006,
  secured by property located in Port Arthur. Interest at
  South Trust Bank's prime rate plus 1/2% (5.25% at
  December 31, 2001)........................................     7,490         --
Revolving credit facility to Southwest Bank of Texas, N.A.
  due April 3, 2003, secured by accounts receivable.
  Interest at Southwest Bank's prime rate (4.75% at
  December 31, 2001)........................................     6,000         --
Term loan payable to Southwest Bank of Texas, N.A. due in
  monthly installments of $15,000, maturing November 1,
  2006, secured by property located in Port Arthur. Interest at Southwest Bank's prime rate (4.75% at December 31,
  2001).....................................................     1,822         --
Term loan payable to ABN Amro Bank due in monthly
  installments of $1,478, maturing September 19, 2006.
  Interest at 4.93%.........................................        74         --
Note payable to a foreign marine company including imputed
  interest at 10%, due in monthly installments beginning
  January 1, 1998, matured December 31, 2001................        --        963
Capital lease for tension equipment on board the LONE STAR
  HORIZON. Down payment of $50,000 with variable monthly
  installments beginning in May 2000, matured
  March 2001................................................        --        899
Revolving credit facility to Wells Fargo Bank paid in
  March 2001, secured by accounts receivables from
  customers. Interest at Wells Fargo Bank's prime rate plus
  1/2% or LIBOR plus 2.0% (10.0% at December 31, 2000)......        --     13,400
                                                              --------   --------
Total long-term debt........................................   119,095     90,932
Less--Current maturities....................................    (7,681)   (12,517)
                                                              --------   --------
Long-term debt, net of current maturities...................  $111,414   $ 78,415
                                                              ========   ========

LOAN FACILITIES

    At December 31, 2001, we had approximately $119.1 million total outstanding debt. This represents an approximate increase of $28 million from December 31, 2000. This increase in debt is due to new borrowing facilities we obtained to finance the acquisition and upgrade of the SEA HORIZON, the purchase and upgrade of the PECOS HORIZON, and various modifications to our existing fleet and to provide working capital for international projects primarily in Mexico. Of the $119.1 million of outstanding debt, $47.7 million represents borrowings on our three revolving credit facilities and $71.4 million represents borrowing on the six term-debt facilities. At December 31, 2001, we had $15.5 million available under our three revolving facilities. Interest rates vary from prime less 0.25% to LIBOR plus 2.90%. Our current weighted average interest rate is 4.86%, and our term-debt borrowings currently require a $640,000 monthly principal payment.

    Our term loans and revolving credit facilities loans require that certain conditions be met in order for us to obtain advances. Our loans are secured by mortgages on our vessels and by accounts receivable. Advances under our revolving credit facilities may be obtained in accordance with a borrowing base defined as a percentage of accounts receivable balances. The loans contain customary defaults and some require us to maintain certain financial ratios. The loan agreements also contain certain covenants that limit our ability to incur additional debt, pay dividends, create certain liens, sell assets and make capital expenditures. We were in compliance with all loan covenants as of December 31, 2001.

    Maturities of long-term debt for each of the years ending December 31 are as follows (in thousands):

2002........................................................  $  7,681
2003........................................................    28,748
2004........................................................    34,517
2005........................................................    22,609
2006........................................................    13,723
Thereafter..................................................    11,817
                                                              --------
                                                              $119,095
                                                              ========

6.  INCOME TAXES:

    Our provision for income taxes in the statement of operations excludes $306,000 of deferred tax provision that is presented in the extraordinary loss for 2001 and $743,000 of deferred tax provision that is presented in the cumulative effect of a change in accounting principle for 2000. Total tax expense for the years ended December 31, 2001, 2000 and 1999 consists of (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2001       2000       1999
                                                      --------   --------   --------
Federal
  Current...........................................   $   --     $   --     $   --
  Deferred..........................................    4,511      3,645      1,001
                                                       ------     ------     ------
                                                       $4,511     $3,645     $1,001
                                                       ======     ======     ======

    The income tax expense for the years ended December 31, 2001, 2000 and 1999 differs from the amount computed by applying the statutory federal income tax rate of 34 percent to consolidated income before income taxes as follows (dollars in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                               2001               2000               1999
                                           -------------      -------------      -------------
Expense computed at federal statutory
  rate...................................  $5,161   34.0%     $3,407   34.0%     $  911   34.0%
Increase (decrease) in provision from:
Nondeductible expenses...................     193    1.2         238    2.8          90    3.4
Foreign income exclusion.................    (843)  (5.5)         --     --          --     --
                                           ------   ----      ------   ----      ------   ----
                                           $4,511   29.7%     $3,645   36.8%     $1,001   37.4%
                                           ======   ====      ======   ====      ======   ====

    The decrease in our effective tax rate and difference from the statutory rate for 2001 is due primarily to the application of the extraterritorial income exclusion for income primarily earned in Mexico from October 1, 2000 to December 31, 2001. The extraterritorial income exclusion act of 2000 allows certain income derived from outside the United States to be excluded from gross income when calculating a corporation's U.S. tax provision. The exclusion is generally effective for transactions entered into after September 30, 2000. We adopted this exclusion in September 2001 for applicable foreign income earned subsequent to October 2000.

    The tax effects of the temporary differences that give rise to the significant portions of the deferred tax assets and liabilities are presented below (in thousands):

                                                              DECEMBER 31,
                                                           -------------------
                                                             2001       2000
                                                           --------   --------
Assets--
  Net operating loss carryforwards.......................  $ 21,561   $19,199
  Gain on asset sales....................................       967       965
  Contributions carryover................................        16         5
  Alternative minimum tax carryforwards..................       917       917
                                                           --------   -------
    Total gross deferred tax assets......................    23,461    21,086
Liabilities--
  Book/tax depreciation difference.......................    36,251    29,365
                                                           --------   -------
    Net deferred tax liabilities.........................  $(12,790)  $(8,279)
                                                           ========   =======

    The realization of a significant portion of deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. The net operating loss carryforwards of approximately $63.4 million at December 31, 2001 begin to expire in the year 2012. Our ability to utilize the net operating loss carryforwards could be limited by a change in ownership as defined by federal income tax regulations.

7.  COMMITMENTS AND CONTINGENCIES:

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

LEASES

    We lease office space at various locations under operating leases that expire through 2008. Our operating leases for our corporate office are subject to increases for variable operating expenses. Rental expense was $1.5 million for 2001, $1.0 million for 2000 and $0.7 million for 1999. Future minimum non-cancelable lease commitments under these agreements for the years ended December 31 are as follows (in thousands):

2002........................................................  $ 1,975
2003........................................................    1,765
2004........................................................    1,798
2005........................................................    1,819
2006........................................................    1,730
Thereafter..................................................    3,317
                                                              -------
                                                              $12,404
                                                              =======

INSURANCE

    We participate in a retrospectively rated insurance agreement. In our opinion, we have adequately accrued for all liabilities arising from these agreements based upon the total incremental amount that would be paid based upon the with-and-without calculation assuming experience to date and assuming termination.

EMPLOYMENT AGREEMENTS

    We have entered into employment agreements with three executive officers that expire beginning in 2002 through 2004, and we have purchased $5.0 million in "key-man" life insurance with respect to our Chief Executive Officer, for which Horizon is the named beneficiary.

8.  EMPLOYEE BENEFIT PLAN:

    We have a 401(k) Plan for all eligible employees and we make annual contributions to the plan, at the discretion of management. We contributed $331,000 and $247,000 of common stock to the plan during 2001 and 2000, respectively, and $238,000 of cash during 1999. We intend to make future contributions with Horizon common stock.

9.  STOCKHOLDERS' EQUITY:

PUBLIC OFFERINGS OF COMMON STOCK

    In February 2001, we sold 3,800,000 shares of common stock in a secondary offering. We received $66.0 million after deducting the underwriting discount and expenses. We used $30.0 million to reduce indebtedness, and $5.6 million for the initial purchase of the PECOS HORIZON, a 256-foot dedicated bury barge. This barge was subsequently converted to a pipelay/pipebury barge at our Port Arthur facility. The remainder is being used for general corporate purposes, including funding capital expenditures to expand our operating capabilities, for potential vessel acquisitions and vessel upgrades, and to support our joint venture with Cal Dive.

STOCKHOLDERS' RIGHTS PLAN

    On January 11, 2001, our board of directors adopted a stockholders' rights plan. In connection with the plan, the board of directors approved the authorization of 100,000 shares of $1.00 par value per share, designated the Series A Participating Cumulative Preferred Stock. Under the plan, preferred stock purchase rights were distributed as a dividend at a rate of one right for each share of our common stock held as of record as of the close of business on January 11, 2001. Additional rights will be issued in respect of all shares of common stock issued while the rights plan is in effect. Each right entitles stockholders of common stock to buy a fraction of a share of the new series of preferred stock at an exercise price of $50. The rights will become exercisable and detach from the common stock, only if a person or group acquires 20% or more of the outstanding common stock, or announces a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 20% or more of the outstanding common stock. Once exercisable, each right will entitle the holder (other than the acquiring person) to acquire common stock with a value of twice the exercise price of the rights. Horizon will generally be able to redeem the rights at $.001 per right at any time until the close of business on the tenth day after the rights become exercisable. The rights will expire on January 11, 2011, unless redeemed or exchanged at an earlier date.

STOCK OPTIONS

    In January 1998, the board of directors and the stockholders approved the Stock Incentive Plan (the Plan). The Plan provides for the granting of stock options to directors, executive officers, other employees and certain non-employee consultants. The amended Plan has 3.15 million shares available for issuance as optioned shares and terminates in April 2009. The terms of the option awards (including vesting schedules) are established by the Compensation Committee of the board of directors, but generally vest over three years and unexercised options expire ten years from the date of issue. At December 31, 2001, we had options for 907,046 shares of common stock remaining to be issued under the plan. During February 2002, we issued options for 646,000 shares at $6.60.

    Horizon follows SFAS No. 123, "Accounting for Stock-Based Compensation," which permits one of two methods of accounting for stock options. We have elected the method that only requires note disclosure of stock based compensation. Because of this election, we are required to account for our employee stock-based compensation plan under Accounting Principles Board (APB) Opinion No. 25 and its related interpretations. In accordance with APB No. 25, deferred compensation is recorded for stock-based compensation grants based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation grant, which is generally three years. If the exercise price of the stock-based compensation grants is equal to the estimated fair value of Horizon's stock on the date of grant, no compensation expense is recorded.

    The following pro forma information is required by SFAS No. 123, and has been determined as if Horizon had accounted for its employee stock options under the fair-value method as defined by SFAS No. 123. The fair value of these options was estimated at the date of grant using the Black-Scholes method assuming an option life of 10 years and no dividends as well as the following additional weighted average assumptions for 2001: volatility of 79.07%, risk-free interest rate of 5.11%, 2000: volatility of 56.85%, risk-free interest rate of 6.77%, and 1999: volatility of 53.22%, risk-free interest rate of 5.46%.

    For purpose of pro forma disclosures, the estimated fair value of the option is amortized to expense over the vesting period of the options using the straight-line method. Horizon's pro forma information follows (in thousands, except per share amount):

                                                       2001       2000       1999
                                                     --------   --------   --------
Net Income (Loss):
  As reported......................................  $10,693     $6,374     $1,679
  Pro Forma........................................  $ 7,099     $2,995     $  (79)
Basic EPS:
  As reported......................................  $  0.48     $ 0.34     $ 0.09
  Pro Forma........................................  $  0.32     $ 0.16     $ 0.00
Diluted EPS:
  As reported......................................  $  0.46     $ 0.33     $ 0.09
  Pro Forma........................................  $  0.31     $ 0.15     $ 0.00

    The following table summarizes activity under the Plan for the years ended December 31, 2001, 2000 and 1999:

                                                                             WEIGHTED
                                                               SHARES     AVERAGE PRICE
                                                              ---------   --------------
Outstanding at December 31, 1998............................    677,500       $13.00
Granted.....................................................  1,328,000       $ 6.28
Forfeited and canceled......................................    (96,500)      $ 5.69
                                                              ---------

Outstanding at December 31, 1999............................  1,909,000       $ 8.67
Granted.....................................................    218,500       $ 8.85
Forfeited and canceled......................................    (79,503)      $ 9.30
Exercised...................................................    (42,618)      $ 8.48
                                                              ---------

Outstanding at December 31, 2000............................  2,005,379       $ 8.67
Granted.....................................................    910,000       $17.07
Forfeited and canceled......................................   (715,043)      $17.42
Exercised...................................................   (324,166)      $ 9.10
                                                              ---------

Outstanding at December 31, 2001............................  1,876,170       $ 9.34
                                                              =========

    The following table summarizes information on stock options outstanding and exercisable as of December 31, 2001, pursuant to the Plan:

                                           OPTIONS OUTSTANDING
                            -------------------------------------------------        OPTIONS EXERCISABLE
                                          WEIGHTED AVERAGE                      ------------------------------
                              SHARES         REMAINING       WEIGHTED AVERAGE     SHARES      WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES    OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
------------------------    -----------   ----------------   ----------------   -----------   ----------------
$17.30 to 23.28...........     129,300          9.23              $19.98                --         $   --
$11.30 to 17.29...........     546,345          6.52              $13.18           501,177         $13.05
$ 5.30 to 11.29...........   1,200,525          7.74              $ 6.44           659,456         $ 6.40
                             ---------          ----              ------         ---------         ------
$ 5.30 to 23.28...........   1,876,170          7.49              $ 9.34         1,160,633         $ 9.27
                             =========          ====              ======         =========         ======

TREASURY STOCK

    As of December 31, 1999, we had repurchased 1,158,800 shares of common stock for a total cost of $7.6 million, and we issued 133,300 shares of treasury stock in connection with the purchase of the

BRAZOS HORIZON. As of December 31, 2001, treasury stock consisted of 973,505 shares at a cost of $6.4 million, following the issuance of 29,895, and 22,100 shares for the Company's 401(k) contributions in 2001 and 2000, respectively. Treasury stock is stated at the average cost basis.

    The following table presents information necessary to calculate earnings per share for the three years ended December 31, 2001 (in thousands, except per share amounts):

                                                                2001       2000       1999
                                                              --------   --------   --------
Net income..................................................  $10,693    $ 6,374    $ 1,679
Average common shares outstanding...........................   22,431     18,824     18,821
                                                              -------    -------    -------
Basic earnings per share....................................  $  0.48    $  0.34    $  0.09
                                                              =======    =======    =======
Average common and dilutive potential common shares
  outstanding:
Average common shares outstanding...........................   22,431     18,824     18,821
Assumed exercise of stock options...........................      655        631         --
                                                              -------    -------    -------
                                                               23,086     19,455     18,821
                                                              -------    -------    -------
Diluted earnings per share..................................  $  0.46    $  0.33    $  0.09
                                                              =======    =======    =======

10. RELATED PARTY TRANSACTIONS:

    In August 1998, we entered into a master services agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly owned by the Principal Stockholders, to charter certain marine vessels from Odyssea. As of December 31, 2001, we owed Odyssea $.6 million for charter services compared to $0.3 million at December 31, 2000. During 2001, Odyssea billed Horizon $16.1 million and Horizon paid Odyssea $15.8 million for services rendered under the agreement. During 2000, Odyssea billed Horizon $11.3 million and Horizon paid Odyssea $11.0 million for services rendered, and during 1999, Odyssea billed Horizon $3.7 million and Horizon paid Odyssea $4.8 million for services rendered. In management's opinion, the transactions were effected on terms similar to those which could have been obtained from unaffiliated third parties.

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

    The marine construction industry in the U.S. Gulf of Mexico is seasonal, with contracts being awarded in the spring and early summer and the work being performed before the onset of adverse winter weather conditions. Seasonality and adverse weather conditions historically have resulted in lower revenues in the fourth and first quarters. Full year results are not a direct multiple of any quarter or combination of quarters because of this seasonality.

    The following table sets forth selected quarterly information for 2001 and 2000 (in thousands, except share and per share data). We believe that all necessary adjustments have been included in the amounts stated below to present fairly the results of such periods.

                                                                    QUARTER ENDED
                                                -----------------------------------------------------
                                                 MARCH 31       JUNE 30      SEPT. 30       DEC. 31
                                                -----------   -----------   -----------   -----------
                     2001
Contract revenues.............................  $    54,056   $    83,348   $    60,965   $    73,839
Gross profit..................................        9,539        12,969         7,682         4,843
Operating income..............................        5,947         9,457         4,660         1,198
Net income before extraordinary item..........        2,656         5,435         2,752           418
Extraordinary loss, net of taxes of $306......         (568)           --            --            --
Net income....................................        2,088         5,435         2,752           418
EARNINGS PER SHARE--BASIC:
  Net income before extraordinary loss........  $      0.13   $      0.24   $      0.12   $      0.02
  Extraordinary loss..........................        (0.03)           --            --            --
                                                -----------   -----------   -----------   -----------
Net income per share--BASIC...................  $      0.10   $      0.24   $      0.12   $      0.02
                                                ===========   ===========   ===========   ===========
EARNINGS PER SHARE--DILUTED:
  Net income per share before extraordinary
    loss......................................  $      0.12   $      0.23   $      0.12   $      0.02
  Extraordinary loss..........................        (0.02)           --            --            --
                                                -----------   -----------   -----------   -----------
Net income per share--DILUTED.................  $      0.10   $      0.23   $      0.12   $      0.02
                                                ===========   ===========   ===========   ===========
Shares used in computing net income:
  Basic.......................................   20,442,650    22,930,371    23,035,564    23,264,597
  Diluted.....................................   21,506,215    23,908,625    23,351,441    23,390,398

                     2000
Contract revenues.............................  $    15,906   $    36,588   $    56,286   $    51,752
Gross profit..................................        1,125         6,543        10,264         6,454
Operating income (loss).......................         (885)        4,172         7,837         3,861
Net income (loss) before cumulative effect of
  accounting change...........................       (1,686)        1,569         3,705         1,405
Cumulative effect of accounting change, net of
  taxes of $743...............................        1,381            --            --            --
Net income (loss).............................         (305)        1,569         3,705         1,405
EARNINGS PER SHARE--BASIC:
  Net income (loss) before cumulative effect
    of accounting change......................  $     (0.09)  $      0.08   $      0.20   $      0.07
  Cumulative effect of accounting change......         0.07            --            --            --
                                                -----------   -----------   -----------   -----------
Net income (loss) per share--BASIC............  $      (.02)  $      0.08   $      0.20   $      0.07
                                                ===========   ===========   ===========   ===========
EARNINGS PER SHARE--DILUTED:
  Net income (loss) before cumulative effect
    of accounting change......................  $     (0.09)  $      0.08   $      0.19   $      0.07
  Cumulative effect of accounting change......         0.07            --            --            --
                                                -----------   -----------   -----------   -----------
Net income (loss)--DILUTED....................  $      (.02)  $      0.08   $      0.19   $      0.07
                                                ===========   ===========   ===========   ===========
Weighted average shares used in
  computing net income:
  Basic.......................................   18,804,379    19,362,393    18,827,558    18,848,518
  Diluted.....................................   18,804,379    19,362,393    19,758,322    19,755,032

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on March 26, 2002.

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                  /s/ JAMES DEVINE
     -------------------------------------------       Chairman of the Board          March 26, 2002
                    James Devine

                   /s/ BILL J. LAM                     President and Director
     -------------------------------------------         (Principal Executive         March 26, 2002
                     Bill J. Lam                         Officer)

                 /s/ DAVID W. SHARP                    Chief Financial Officer
     -------------------------------------------         (Principal Financial and     March 26, 2002
                   David W. Sharp                        Accounting Officer)

               /s/ JONATHAN D. POLLOCK
     -------------------------------------------       Director                       March 26, 2002
                 Jonathan D. Pollock

              /s/ EDWARD L. MOSES, JR.
     -------------------------------------------       Director                       March 26, 2002
                Edward L. Moses, Jr.

                   /s/ DEREK LEACH
     -------------------------------------------       Director                       March 26, 2002
                     Derek Leach

                /s/ MICHAEL R. LATINA
     -------------------------------------------       Director                       March 26, 2002
                  Michael R. Latina

                 /s/ J. LOUIS FRANK
     -------------------------------------------       Director                       March 26, 2002
                   J. Louis Frank

EXHIBIT INDEX

       EXHIBIT
       NUMBER
---------------------
         3.1               --       Amended and Restated Certificate of Incorporation of the
                                    Company(1)

         3.2               --       Bylaws of the Company(1)

         4.1               --       Specimen Common Stock certificate(1)

         4.2               --       Rights Agreement, dated as of January 11, 2002, between
                                    Horizon Offshore, Inc. and Mellon Investor Services LLC, as
                                    Rights Agent, including (i) as Exhibit A-the Form of
                                    Certificate of Designations, (ii) as Exhibit B-the Forms of
                                    Rights Certificate, Assignment and Election to Purchase, and
                                    (iii) as Exhibit C-the Summary Description of the
                                    Stockholder Rights Plan(7)

        10.1               --       Form of Indemnity Agreement by and between the Company and each of its directors(1)

        10.2               --       The Company's Stock Incentive Plan(1)*

        10.3               --       Form of Stock Option Agreement under the Company's Stock
                                    Incentive Plan(1)*

        10.4               --       Registration Rights Agreement dated as of December 4, 1997 among the Company, Highwood Partners, L.P., and Westgate
                                    International, L.P.(1)

        10.5               --       Loan Agreement dated December 30, 1998 among Horizon
                                    Vessels, Inc., Horizon Offshore Contractors, Inc., The CIT
                                    Group/Equipment Financing, Inc., as agent, and the other
                                    lenders specified therein(6)

        10.6               --       Amendment No. 1 to Loan Agreement dated as of January 30,
                                    1999 among Horizon Vessels, Inc., Horizon Offshore
                                    Contractors, Inc., The CIT Group/Equipment Financing, Inc.,
                                    as agent, and the other lenders specified therein(5)

        10.7               --       Amendment No. 2 to Loan Agreement dated as of May 25, 1999 among Horizon Vessels, Inc., Horizon Offshore Contractors,
                                    Inc., The CIT Group/Equipment Financing, Inc., as agent, and the other lenders specified therein(5)

        10.8               --       Amendment No. 3 to Loan Agreement dated as of November 30,
                                    1999 among Horizon Vessels, Inc., Horizon Offshore
                                    Contractors, Inc., The CIT Group/Equipment Financing, Inc.,
                                    as agent, and the other lenders specified therein(5)

        10.9               --       Amendment No. 4 to Loan Agreement dated as of January 31,
                                    2000 among Horizon Vessels, Inc., Horizon Offshore
                                    Contractors, Inc., The CIT Group/Equipment Financing, Inc.,
                                    as agent, and the other lenders specified therein(5)

        10.10              --       Employment and Non-Competition Agreement dated as of
                                    September 1, 1999 between the Company and Clay Etheridge(2)

        10.11              --       Amendment No. 5 to the Loan Agreement dated as of June 30,
                                    2000 among Horizon Vessels, Inc., Horizon Offshore
                                    Contractors, Inc., The CIT Group/Equipment Financing Inc.,
                                    as agent, and the other lenders specified therein(3)

        10.12              --       Employment Agreement dated October 11, 1999 between Horizon
                                    Offshore Contractors, Ltd. and James Devine(4)*

        10.13              --       Loan Agreement, dated March 26, 2001 between Horizon
                                    Offshore Contractors, Inc., Horizon Subsea Services, Inc.,
                                    Horizon Offshore Vessels, Inc. and Southwest Bank of Texas,
                                    N.A.(8)

        10.14              --       Loan Agreement dated June 29, 2001, between Horizon Vessels,
                                    Inc. and General Electric Capital Corporation(9)

       EXHIBIT
       NUMBER
---------------------
        10.15              --       Employment and Non-Competition Agreement dated as of April
                                    1, 2001 between the Company and David W. Sharp(11)*

        10.16              --       Credit Agreement dated May 10, 2001, among Horizon Vessels,
                                    Inc., Horizon Offshore Contractors, Inc., Horizon Offshore,
                                    Inc. and The CIT Group/Equipment Financing, Inc.(9)

        10.17              --       Employment Agreement and Non-Competition Agreement dated
                                    June 1, 2001 between the Company and Bill Lam(11)*

        10.18              --       Loan Agreement dated June 29, 2001, among Horizon Vessels,
                                    Inc., Horizon Offshore, Inc., Horizon Offshore Contractors,
                                    Inc. and SouthTrust Bank(11)

        10.19              --       Loan Agreement dated August 31, 2001, between Horizon
                                    Vessels International Ltd. and GMAC Business Credit, LLC(10)

        10.20              --       Loan Agreement dated August 15, 2001, among Horizon Offshore
                                    Contractors, Inc., Horizon Subsea Services, Inc., Horizon
                                    Vessels, Inc., Horizon, L.L.C. and Southwest Bank of Texas,
                                    N.A.(10)

        10.21              --       Amended Employment Agreement dated July 28, 2001 between
                                    Horizon Offshore Contractors, Ltd. and James Devine(11).

        18.1               --       Preferability Letter of Arthur Andersen LLP(2)

        21.1               --       Subsidiaries of the Company(11)

        23.1               --       Consent of Arthur Andersen LLP(11)

        99.1               --       Letter re: Arthur Andersen LLP Representations(11)

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

 (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

 (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

 (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

 (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

 (7) Incorporated herein by reference to Exhibits 1, 2, 3 and 4 to the Company's Registration Statement on Form 8-A12B, filed with the Commission on January 18, 2002.

 (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

 (9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

 (10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

 (11) Filed herewith.

   * Management Contract or Compensatory Plan or Arrangement.