Form 10-Q
period 2002-03-31
HORIZON OFFSHORE INC
filed 2002-05-15
CIK 1051431

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23653

HORIZON OFFSHORE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0487309 (I.R.S. employer identification no.)

2500 CityWest Boulevard, Suite 2200
Houston, Texas 77042
(Address of principal executive offices)
(Zip code)

(713) 361-2600
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of the registrant's common stock outstanding as of May 3, 2002 was 26,384,377.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,910	$7,864
Accounts receivable—
Contract receivables	40,448	52,431
Costs in excess of billings	110,869	96,433
Affiliated parties	152	94
Other current assets	5,058	4,923

Total current assets	159,437	161,745
PROPERTY AND EQUIPMENT, net	232,265	221,446
INVENTORY	1,705	1,705
OTHER ASSETS	10,488	8,688

	$403,895	$393,584

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,531	$11,498
Accrued liabilities	12,680	12,852
Accrued job costs	54,446	49,799
Billings in excess of costs	4,732	1,860
Current maturities of long-term debt	7,737	7,681

Total current liabilities	97,126	83,690
LONG-TERM DEBT, net of current maturities	107,494	111,414
DEFERRED INCOME TAXES	12,959	12,790

Total liabilities	217,579	207,894
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 35,000,000 shares authorized, 24,269,012 shares issued at March 31, 2002 and 24,244,598 at December 31, 2001	13,562	13,537
Additional paid-in capital	154,785	154,636
Retained earnings	24,279	23,902
Treasury stock, 962,103 shares at March 31, 2002 and 973,505 at December 31, 2001	(6,310)	(6,385)

Total stockholders' equity	186,316	185,690

	$403,895	$393,584

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2002	2001
CONTRACT REVENUES	$66,103	$54,056
COST OF CONTRACT REVENUES	61,056	44,517

Gross profit	5,047	9,539
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,501	3,592

Operating income	1,546	5,947
OTHER:
Interest expense	(1,023)	(2,062)
Interest income	25	293
Other income (expense)	(2)	(20)

NET INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS	546	4,158
INCOME TAX PROVISION	169	1,502

NET INCOME BEFORE EXTRAORDINARY LOSS	377	2,656
EXTRAORDINARY LOSS, NET OF TAXES OF $306	—	(568)

NET INCOME	$377	$2,088

EARNINGS PER SHARE—BASIC:
Net income before extraordinary loss	$0.02	$0.13
Extraordinary loss	—	(0.03)

Net Income—BASIC	$0.02	$0.10

EARNINGS PER SHARE—DILUTED:
Net income before extraordinary loss	$0.02	$0.12
Extraordinary loss	—	(0.02)

Net income—DILUTED	$0.02	$0.10

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER SHARE:
BASIC	23,278,637	20,442,650
DILUTED	23,582,382	21,506,215

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2002	2001
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$377	$2,088
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Depreciation and amortization	3,229	2,817
Deferred income taxes	169	1,196
Loss on sale of fixed assets	—	22
Expense recognized for issuance of treasury stock for 401(k) plan contributions	97	87
Changes in operating assets and liabilities—
Accounts receivable	11,925	899
Costs in excess of billings	(14,436)	(18,285)
Billings in excess of costs	2,872	1,151
Inventory	—	351
Other current assets	297	179
Accounts payable	6,033	(1,810)
Accrued liabilities	(172)	(703)
Accrued job costs	4,647	1,693

Net cash provided by (used in) operating activities	15,038	(10,315)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases and additions to equipment	(13,169)	(2,646)
Drydock costs	(3,111)	(1,934)
Proceeds from sale of fixed assets	—	4

Net cash used in investing activities	(16,280)	(4,576)
CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under long-term debt	4,045	—
Loan fees	—	(295)
Principal payments on long-term debt	(7,909)	(46,291)
Stock option transactions and other	152	1,100
Issuance of common stock	—	66,191

Net cash provided by (used in) financing activities	(3,712)	20,705

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,954)	5,814
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,864	9,243

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,910	$15,057

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,434	$2,567

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        The consolidated interim financial statements included herein have been prepared by Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (Horizon), and are unaudited, except for the balance sheet at December 31, 2001, which has been prepared from the audited consolidated financial statements. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments necessary for a fair presentation of the financial position as of March 31, 2002, the statements of operations for each of the three month periods ended March 31, 2002 and 2001, and the statements of cash flows for the three months ended March 31, 2002 and 2001. Although management believes the unaudited interim related disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2002. The consolidated interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2001 Annual Report on Form 10-K.

Business

        Horizon provides offshore construction services to the oil and gas industry. These services generally consist of laying and burying marine pipelines for the transportation of oil and gas, and installing and salvaging production platforms and other marine structures. Work is performed primarily on a fixed-price or day-rate basis or a combination thereof.

Customers

        We have domestic and international operations in one industry segment, the marine construction service industry to offshore oil and gas companies. Our largest customer during the first quarter was Petróleos Mexicanos (Pemex). Pemex accounted for 40% of consolidated revenues for the three months ended March 31, 2002, compared with 45% for the three months ended March 31, 2001. Revenues recognized to date on the projects in Mexico total $226 million as of March 31, 2002, including $47 million of claims. We believe the amount received on these claims will be at least this amount. The level of construction services required by a customer depends on the size of their capital expenditure budget for construction for the year and our ability to bid for and be awarded their projects. Consequently, customers that account for a significant portion of contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years. Most of our U.S. contracts are typically of short duration, being completed in periods as short as several days to several months. Our international construction projects typically have longer lead times with extended job durations of up to one or two years.

Interest Capitalization

        Interest is capitalized on the average amount of accumulated expenditures for equipment that is undergoing major modifications and refurbishment prior to being placed into service. Interest is capitalized using an effective rate based on related debt until the equipment is placed into service. Interest expense for the three month period ended March 31, 2002 is net of $523,000 of capitalized interest. Interest capitalized during the three month period ended March 31, 2001 was $21,000.

Inventory

        Inventory consists of structures held for resale from derrick salvage services. The inventory is reported at the lower of cost or market value. Horizon periodically assesses the net realizable value of its inventory items. Inventory is classified as long-term due to the uncertain timing of the sale of the inventory.

2.    PROPERTY AND EQUIPMENT:

        Property and equipment consists of the following (in thousands):

	March 31, 2002	December 31, 2001
Barges, boats and related equipment	$236,844	$226,704
Land and buildings	18,543	16,509
Machinery and equipment	245	245
Office furniture and equipment	4,675	3,908
Leasehold improvements	2,726	2,498

	263,033	249,864
Less—Accumulated depreciation	(30,768)	(28,418)

Property and equipment, net	$232,265	$221,446

        During the three months ended March 31, 2002, we incurred $13.2 million of capital expenditures primarily related to the upgrade of the Sea Horizon, the upgrade of the Pecos Horizon, various vessel improvements and continued work on the spool base at our Port Arthur facility and our Sabine facility.

        We use the units-of-production method for depreciation on our major barges and vessels. We believe that the units-of-production method is best suited to reflect the actual deterioration and normal wear and tear of our marine equipment. Depreciation expense calculated under the units-of-production method may be different than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than 25% of annual straight-line depreciation, and the cumulative depreciation based on utilization of each vessel will not be less than 50% of cumulative straight-line depreciation.

3.    STOCKHOLDERS' EQUITY

Stock Offering

        In April 2002, we sold 3,000,000 shares of common stock in a public offering. We received $30.8 million after deducting the underwriting discount and expenses. We used $20.0 million to reduce indebtedness under our revolving credit facilities and the remainder will be used for general corporate purposes.

        In February 2001, we sold 3,800,000 shares of common stock in a public offering. We received $66.0 million after deducting the underwriting discount and expenses. We used $30.0 million to reduce indebtedness, and $5.6 million for the initial purchase of the Pecos Horizon, a 256' dedicated bury barge. The remainder was used for general corporate purposes, including funding capital expenditures to expand our operating capabilities, vessel upgrades, and to support our joint venture with Cal Dive International.

Earnings Per Share

        Earnings per share data for all periods presented has been computed pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2002, we had outstanding options covering an aggregate of 2,573,490 shares of common stock, of which 1,572,024 shares were exercisable. Options to purchase approximately 755,145 shares of common stock at a weighted average price of $13.93 per share were outstanding as of March 31, 2002, but were not included in the computation of diluted earnings per share, as they would be anti-dilutive.

Treasury Stock

        During the three months ended March 31, 2002, we contributed 11,402 shares of treasury stock to our 401(k) Plan. As of March 31, 2002, our treasury stock consisted of 962,103 shares at a cost of $6.3 million.

4.    LOSS ON EXTINGUISHMENT OF DEBT

        In March 2001, we paid $30.0 million to reduce the outstanding principal balance under our term loan, which was subject to a penalty of $0.6 million (net of taxes of $0.3 million), or $0.02 per share-diluted, for the early extinguishment of debt.

5.    RELATED PARTY TRANSACTIONS

        In August 1998, we entered into a master service agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates, L.P. and Elliott International, L.P., to charter certain marine vessels on an as-needed basis from Odyssea. As of March 31, 2002, Horizon had an outstanding balance payable to Odyssea of $1.0 million. During the three months ended March 31, 2002, Odyssea billed Horizon $4.4 million and we paid Odyssea $3.9 million for services rendered under the agreement. Odyssea billed Horizon $4.0 million and we paid Odyssea $4.1 million during the three months ended March 31, 2001. In management's opinion, the transactions were effected on terms similar to those which could have been obtained from unaffiliated third parties.

6.    NOTES PAYABLE

        As of March 31, 2002, we had approximately $115.2 million of total outstanding debt. This represents an approximate net decrease of $3.9 million from December 31, 2001. We used $20.0 million of the $30.8 million net proceeds from a public offering in April 2002, to reduce indebtedness under our revolving credit facilities. Of the $115.2 million of outstanding debt, $41.7 million represents borrowings on our three revolving credit facilities and $73.5 million represents borrowing on six term-debt facilities. At March 31, 2002, we had $18.1 million available under our three revolving credit facilities. Interest rates vary from Prime less 0.5% to LIBOR plus 2.95%. Our average interest rate was 4.76% at March 31, 2002, and our term-debt borrowings currently require $640,042 in monthly principal payments.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with Horizon's consolidated financial statements and notes thereto and the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2001 Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ from those expressed or implied by the forward-looking statements.

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

        The primary services we provide include:

  •
  installing pipelines;

  •
  providing pipebury, hook-up and commissioning services; and

  •
  installing production platforms and other structures and then disassembling and salvaging them at the end of their life cycles.

        Our operating results are directly tied to industry demand for our services, most of which are performed on the outer continental shelf in the U.S. Gulf of Mexico, and, to a lesser degree, seasonal impact. Demand for our services is primarily a function of the level of oil and gas activity in our market areas. Due to the time required to drill a well and fabricate a production platform, demand for our services usually lags exploratory drilling by nine to eighteen months and sometimes longer. We believe our operating results are significantly affected by current market conditions, our enhanced fleet capabilities and our management expertise.

Results of Operations

        The discussion below describes our results of operations. Our first quarter results reflect the competitive nature of the marine construction services in the U.S. Gulf of Mexico. We believe our profit margins in the U.S. Gulf of Mexico remained under competitive pressure during the first quarter due to reduced industry demand for our services as a result of customer concerns over U.S. natural gas pricing trends.

        Revenues increased for the first quarter of 2002 compared with 2001 primarily in response to our continued operations offshore Mexico for Pemex and other international projects. Work for Pemex during the first quarter of 2002 included operations utilizing the Atlantic Horizon, Gulf Horizon and other chartered vessels. Pemex accounted for 40% of our revenues for the first quarter compared with 45% for the same period in 2001. Revenues recognized to date on the projects in Mexico total $226 million as of March 31, 2002, including $47 million of claims. We believe the amount received on these claims will be at least this amount. Our current project in Mexico is slated for completion during the second quarter of 2002; however, we have been awarded additional work on this project. At March 31, 2002, we had costs in excess of billings of $89 million and contract receivables of $9.3 million related to our projects in Mexico. Subsequent to March 31, 2002, we have billed an additional $3.8 million. In April and May, we collected all of our $13.1 million in contract receivables from Pemex. We anticipate that we will bill the remaining $85.2 million in costs in excess of billings throughout the second and third quarters of 2002 based upon milestones and customer requirements.

        The Sea Horizon mobilized in February 2002 to perform a pipelay and platform installation project in Indonesian waters. During the quarter, we performed work in both Venezuela and Ecuador. We will continue to pursue international construction projects in Mexico, Central and South America, Southeast Asia and West Africa. As of April 26, 2002, our backlog totaled approximately $140 million compared to our backlog at December 31, 2001 of approximately $63 million.

Quarter Ended March 31, 2002 Compared to the Quarter Ended March 31, 2001

        Contract Revenues.    Contract revenues were $66.1 million for the quarter ended March 31, 2002, compared to $54.1 million for the quarter ended March 31, 2001. Revenues increased due to our ongoing projects offshore Mexico and other international projects. Our projects in Mexico contributed approximately $25.5 million in revenues during the first quarter of 2002, compared with $24.0 million during the first quarter of 2001.

        Gross Profit.    Gross profit was $5.0 million (7.6% of contract revenues) for the quarter ended March 31, 2002 compared to gross profit of $9.5 million (17.6% of contract revenues) for the quarter ended March 31, 2001. Gross profit as a percentage of revenues decreased due to lower margins bid on jobs as a result of the competitive market conditions. In addition, weather delays, and resulting revenues recorded in such events, lower the overall profit margin.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $3.5 million (5.3% of contract revenues) for the three months ended March 31, 2002, compared with $3.6 million (6.6% of contract revenues) for the same period in 2001. The percentage decrease was primarily due to the increase in revenues with a lower corresponding increase in selling, general and administrative expenses.

        Interest Expense.    Interest expense was $1.0 million for the three months ended March 31, 2002, net of $0.5 million interest capitalized, and $2.1 million for the same period last year, net of $21,000 interest capitalized. Our total outstanding debt was $115.2 million at March 31, 2002, compared to $44.6 million at March 31, 2001. The decrease in interest expense was due to both lower average interest rates and lower average outstanding balances on our debt.

        Interest Income.    Interest income on cash investments for the three months ended March 31, 2002 was $25,000 compared to $0.3 million for the first quarter in 2001. The decrease was primarily due to lower interest rates and lower average cash balances for 2002.

        Other Income (Expense).    Other income (expense) for the three months ended March 31, 2002 primarily consisted of approximately $3,000 of foreign currency gain, other expense of approximately $32,000 related to our Cal Dive joint venture and approximately $27,000 other income related to administrative fees related to our Cal Dive joint venture.

        Income Taxes.    We use the liability method of accounting for income taxes. For the quarter ended March 31, 2002, we recorded a federal income tax provision of $0.2 million, at a net effective rate of 31.0% on pre-tax net income of $0.5 million. For the quarter ended March 31, 2001, we recorded a federal income tax provision of $1.5 million, at a net effective rate of 36.1% on pre-tax net income of $4.2 million. The decrease in our effective tax rate is due to the application of the extraterritorial income exclusion for income earned primarily in Mexico from January 1, 2002 to March 31, 2002. The exclusion allows us to exclude a portion of income earned outside the United States for tax purposes. The impact of this exclusion on future periods will vary depending upon the amount of income earned outside the United States.

        Net Income.    Net income for the quarter ended March 31, 2002 was $0.4 million, or $0.02 per share-diluted. This compares with net income of $2.1 million, or $0.10 per share for the quarter ended March 31,

2001, which includes the effect of an extraordinary loss of $0.6 million, or $0.02 per share-diluted, related to the early extinguishment of debt.

Liquidity and Capital Resources

        In April 2002, we sold 3,000,000 shares of common stock in a public offering. We received $30.8 million after deducting the underwriting discount and expenses. We used $20.0 million to reduce indebtedness under our revolving credit facilities and the remainder is being used for general corporate purposes.

        In February 2001, we sold 3,800,000 shares of common stock in a public offering. We received $66.0 million after deducting the underwriting discount and expenses. We used $30.0 million to reduce indebtedness, and $5.6 million for the initial purchase of the Pecos Horizon, a 256' dedicated bury barge. The remainder was used for general corporate purposes, including funding capital expenditures to expand our operating capabilities, and vessel upgrades, and to support our joint venture with Cal Dive International.

        Our primary liquidity needs are to fund acquisitions and improvements to the fleet necessary to expand operations and to provide working capital. We had $62.3 million of working capital at March 31, 2002, compared to $78.1 million of working capital at December 31, 2001. The decrease in working capital was attributable to an increase in accounts payable and accrued liabilities and the reduction of our long-term debt. Our contracts with Pemex require us to reach certain milestones before issuing progress billings. At March 31, 2002, we had costs in excess of billings of $89 million and contract receivables of $9.3 million related to our current Pemex projects. Subsequent to March 31, 2002, we billed an additional $3.8 million. We also collected $13.1 million in contract receivables from Pemex during April and May of 2002. We anticipate that we will bill the remaining $85.2 million in costs in excess of billings throughout the second and third quarters of 2002 based upon milestones and customer requirements. Cash provided by operations was $15.0 million for the three months ended March 31, 2002, compared to $10.3 million of cash used in operations for the three months ended March 31, 2001.

        At March 31, 2002, we had approximately $115.2 million total outstanding debt. This represents an approximate decrease of $3.9 million from December 31, 2001. Of the $115.2 million of outstanding debt, $41.7 million represents borrowings on our three revolving credit facilities and $73.5 million represents borrowing on six term-debt facilities. At March 31, 2002, we had $18.1 million available under our three revolving credit facilities. Interest rates vary from Prime less 0.5% to LIBOR plus 2.95%. Our average interest rate was 4.76% at March 31, 2002, and our term-debt borrowings currently require $640,042 in monthly principal payments. In April 2002, we used $20.0 million to reduce indebtedness under our revolving credit facilities.

        Our loans require that certain conditions be met in order for us to obtain advances. Our loans are secured by mortgages on our vessels, accounts receivable, and cost in excess of billings. Advances under our revolving credit facilities may be obtained in accordance with a borrowing base defined as a percentage of accounts receivable balances and cost in excess of billings. The loans contain customary defaults and some require us to maintain certain financial ratios. The loan agreements also contain certain covenants that limit our ability to incur additional debt, pay dividends, create certain liens, sell assets and make capital expenditures. We were in compliance with all loan covenants as of March 31, 2002.

        Current maturities of long-term debt were $7.7 million as of March 31, 2002. We believe that cash generated from operations and the offering, together with available borrowings under our revolving credit facilities, will be sufficient to fund the planned capital projects and working capital requirements into 2003. Planned capital expenditures for the remainder of 2002 are estimated to total approximately $22 million. Of the $22 million, a substantial amount is project related. Our strategy, however, is to make other acquisitions, to expand our operating capabilities and expand into additional selected international areas. To the extent we are successful in identifying acquisition and expansion opportunities and have expanded our market share in those areas, we may require additional equity or debt financing depending on the size of any transaction.

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

  •
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

        These and other uncertainties related to the business are described in detail under the heading "Cautionary Statement" in our 2001 Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Our market risk exposures primarily include interest rate and exchange rate fluctuation on derivative and financial instruments as detailed below. Our market risk sensitive instruments are classified as "other than trading." The following sections address the significant market risks associated with our financial activities during the three months ended March 31, 2002. Our exposure to market risk as discussed below includes "forward-looking statements" and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in foreign currency exchange rates or interest rates.

        As of March 31, 2002 the carrying value of our long-term variable rate debt, including accrued interest, was approximately $107.5 million. The fair value of this debt approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates. Fair value was determined as noted above. A hypothetical 1% increase in the applicable interest rates as of March 31, 2002 would increase annual interest expense by approximately $1.1 million.

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

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

  3.1
  Amended and Restated Certificate of Incorporation of the Company(1)

  3.2
  Bylaws of the Company(1)

  10.1
  Amendment No. 1 to Loan Agreement dated as of April 17, 2002 among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc. and Southwest Bank of Texas, N.A., as agent.

  10.2
  Amendment No. 1 to EXIM Guaranteed Loan Agreement dated as of April 17, 2002 among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., Horizen, L.L.C. and Southwest Bank of Texas, N.A., as agent.

  (b)
  Reports on Form 8-K:

    On January 11, 2002, we filed a report on Form 8-K, reporting under item 5, declaring a dividend of one preferred stock purchase right for each outstanding share of Common Stock of the Company.

    On March 27, 2002, we filed a report on Form 8-K, reporting under item 5, announcing the sale of 3,000,000 shares of common stock.

    On March 28, 2002, we filed a report on Form 8-K, reporting under item 7, announcing the consent of independent public accountants on Form 10-K for the year ended December 31, 2001.

(1)
Incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-43965).

(2)
Filed herewith

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON OFFSHORE, INC.
Date: May 15, 2002	By:	/s/ DAVID W. SHARP David W. Sharp Executive Vice President and Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
HORIZON OFFSHORE, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
HORIZON OFFSHORE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except share and per share data)
HORIZON OFFSHORE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
HORIZON OFFSHORE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE