Form 10-Q
period 2002-06-30
HORIZON OFFSHORE INC
filed 2002-08-14
CIK 1051431

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of the registrant's common stock outstanding as of August 9, 2002 was 26,346,067.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,305	$7,864
Accounts receivable—
Contract receivables	51,074	52,431
Costs in excess of billings	89,239	96,433
Affiliated parties	158	94
Other current assets	5,317	4,923

Total current assets	149,093	161,745
PROPERTY AND EQUIPMENT, net	246,328	221,446
INVENTORY	3,262	1,705
OTHER ASSETS	10,178	8,688

	$408,861	$393,584

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,445	$11,498
Accrued liabilities	14,121	12,852
Accrued job costs	31,079	49,799
Billings in excess of costs	1,656	1,860
Current maturities of long-term debt	8,190	7,681

Total current liabilities	90,491	83,690
LONG-TERM DEBT, net of current maturities	84,226	111,414
DEFFERED INCOME TAXES	14,134	12,790

Total liabilities	188,851	207,894
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 35,000,000 shares authorized, 27,289,782 and 24,244,598 shares issued, respectively	16,583	13,537
Additional paid-in capital	182,770	154,636
Retained earnings	26,893	23,902
Treasury stock, 950,768 and 973,505 shares, respectively	(6,236)	(6,385)

Total stockholders' equity	220,010	185,690

	$408,861	$393,584

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
CONTRACT REVENUES	$64,291	$83,348	$130,394	$137,404
COST OF CONTRACT REVENUES	54,751	70,379	115,807	114,896

Gross profit	9,540	12,969	14,587	22,508
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,391	3,512	7,892	7,105

Operating income	5,149	9,457	6,695	15,403
OTHER:
Interest expense	(960)	(996)	(1,983)	(3,058)
Interest income	28	—	53	293
Loss on sale of fixed asset	—	—	—	(22)
Other income (expense)	(428)	(25)	(430)	(22)

NET INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS	3,789	8,436	4,335	12,594
INCOME TAX PROVISION	1,175	3,001	1,344	4,503

NET INCOME BEFORE EXTRAORDINARY LOSS	2,614	5,435	2,991	8,091
EXTRAORDINARY LOSS, NET OF TAXES OF $306	—	—	—	(568)

NET INCOME	$2,614	$5,435	$2,991	$7,523

EARNINGS PER SHARE—BASIC:
Net income before extraordinary loss	$0.10	$0.24	$0.12	$0.37
Extraordinary loss	—	—	—	(0.02)

Net income—BASIC	$0.10	$0.24	$0.12	$0.35

EARNINGS PER SHARE—DILUTED:
Net income before extraordinary loss	$0.10	$0.23	$0.12	$0.35
Extraordinary loss	—	—	—	(0.02)

Net income—DILUTED	$0.10	$0.23	$0.12	$0.33

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER SHARE:
BASIC	26,260,395	22,930,371	24,777,753	21,699,788
DILUTED	26,925,664	23,908,625	25,269,999	22,663,739

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,991	$7,523
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Depreciation and amortization	7,004	5,938
Deferred income taxes	1,344	4,197
Loss on sale of fixed asset	—	22
Expense recognized for issuance of treasury stock for 401(k) plan contributions	203	178
Changes in operating assets and liabilities—
Accounts receivable	1,293	1,005
Costs in excess of billings	7,194	(67,528)
Billings in excess of costs	(204)	402
Inventory	(1,557)	351
Other assets	(3,655)	(5,131)
Accounts payable	23,947	3,954
Accrued liabilities	1,269	338
Accrued job costs	(18,720)	2,949

Net cash provided by (used in) operating activities	21,109	(45,802)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and additions to equipment	(29,960)	(15,129)

Net cash used in investing activities	(29,960)	(15,129)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt	6,745	38,269
Loan fees	(155)	(403)
Principal payments on long-term debt	(33,424)	(48,626)
Stock option transactions and other	282	2,976
Issuance of common stock	30,844	66,019

Net cash provided by financing activities	4,292	58,235

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,559)	(2,696)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,864	9,243

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,305	$6,547

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,774	$3,714

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        The consolidated interim financial statements included herein have been prepared by Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (Horizon), and are unaudited, except for the balance sheet at December 31, 2001, which has been prepared from the audited consolidated financial statements. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2002, the statements of operations for each of the three and six month periods ended June 30, 2002 and 2001, and the statements of cash flows for the six months ended June 30, 2002 and 2001. Although management believes the unaudited interim related disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2002. The consolidated interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2001 Annual Report on Form 10-K.

Organization

        Horizon provides marine construction services to the offshore oil and gas industry. These services generally consist of laying and burying marine pipelines for the transportation of oil and gas, and installing and salvaging production platforms and other marine structures. Work is performed primarily on a fixed-price or day-rate basis or a combination thereof.

Customers

        We have domestic and international operations in one industry segment, the marine construction service industry to off shore oil and gas companies. Our largest customer during the second quarter was Petróleos Mexicanos (Pemex). Pemex accounted for 39% of consolidated revenues for both the three and six month periods ended June 30, 2002, compared with 63% and 56% for the three and six month periods ended June 30, 2001, respectively. Cumulative revenues recognized to date on the Pemex projects in Mexico total $251.7 million as of June 30, 2002, including $55.0 million of claims related to interferences, interruptions, and other delays. Of the $55.0 million of claims, $7.9 million was recognized in the second quarter of 2002. We have not billed the customer for these claims, which we believe are permitted under our contract, and believe the amount to be received on these claims will be at least the amount recognized.

        The level of construction services required by a customer depends on the size of its capital expenditure budget for construction for the year and our ability to bid for and be awarded its projects. Consequently, customers that account for a significant portion of contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years. Most of our U.S. contracts are typically of short duration, being completed in periods as short as several days to several months. Many of our international construction projects have longer lead times and job durations.

Interest Capitalization

        Interest is capitalized on the average amount of accumulated expenditures for equipment that is undergoing major modifications and refurbishment prior to being placed into service. Interest is capitalized using an effective rate based on related debt until the equipment is placed into service. Interest expense for the three and six month periods ended June 30, 2002 was net of $490,000 and $1,013,000 of capitalized interest, respectively. Interest expense for the three and six month periods ended June 30, 2001 was net of $181,000 and $202,000 of capitalized interest, respectively.

Inventory

        Inventory consists of structures held for resale from derrick salvage services. The inventory is reported at the lower of cost or market value. Horizon periodically assesses the net realizable value of its inventory items. Inventory is classified as long-term due to the uncertain timing of the sale of inventory. Subsequent to June 30, 2002, we sold one of our inventory structures for $0.6 million.

Reclassifications

        Certain prior period amounts have been reclassified to conform with the presentation shown in the interim consolidated financial statements. These reclassifications had no effect on net income or total stockholders' equity, but cash used in operating activities were increased by $4.4 million, cash used in investing activities were reduced by $3.5 million and cash provided by financing activities were increased by $0.9 million for the period ended June 30, 2001.

2.    PROPERTY AND EQUIPMENT:

        Property and equipment consists of the following (in thousands):

	June 30, 2002	December 31, 2001
Barges, boats and related equipment	$252,400	$226,704
Land and buildings	19,149	16,509
Machinery and equipment	245	245
Office furniture and equipment	5,165	3,908
Leasehold improvements	2,865	2,498

	279,824	249,864
Less—Accumulated depreciation	(33,496)	(28,418)

Property and equipment, net	$246,328	$221,446

        During the six months ended June 30, 2002, we incurred $30.0 million of capital expenditures, including capitalized interest, primarily related to the upgrade of the Sea Horizon, Pecos Horizon, Brazos Horizon, and Gulf Horizon, various vessel improvements and continued work on the spool base at our Port Arthur facility and our Sabine facility.

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

3.    STOCKHOLDERS' EQUITY

Stock Offerings

        In April 2002, we sold 3,000,000 shares of common stock in a public offering. We received $30.8 million after deducting the underwriting discount and expenses. We used $20.0 million to reduce indebtedness under our revolving credit facilities and the remainder was used for general corporate purposes.

        In February 2001, we sold 3,800,000 shares of common stock in a public offering. We received $66.0 million after deducting the underwriting discount and expenses. We used $30.0 million to reduce indebtedness and $5.6 million for the initial purchase of the Pecos Horizon. The remainder was used for general corporate purposes, including funding capital expenditures to expand our operating capabilities, vessel upgrades, and to support our joint venture with Cal Dive International.

Earnings Per Share

        Earnings per share data for all periods presented has been computed pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2002, we had outstanding options covering an aggregate of 2,633,220 shares of common stock, of which 1,618,547 shares were exercisable. Excluded from the computation of diluted EPS are options to purchase 760,145 shares of common stock, as of June 30, 2002, at a weighted average price of $14.11 per share and 44,000 shares of common stock, as of June 30, 2001, at a weighted average price of $21.92 per share, as they would be anti-dilutive.

Treasury Stock

        During the six month period ended June 30, 2002, we contributed 22,737 shares of treasury stock to our 401(k) Plan. As of June 30, 2002, our treasury stock consisted of 950,768 shares at a cost of $6.2 million.

4.    LOSS ON EXTINGUISHMENT OF DEBT

        In March 2001, we paid $30.0 million to reduce the outstanding principal balance under our term loan, which was subject to a penalty of $0.9 million ($0.6 million net of taxes of $0.3 million), or $0.02 per share-diluted, for the early extinguishment of debt.

5.    RELATED PARTY TRANSACTIONS

        In August 1998, we entered into a master service agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates, L.P. and Elliott International, L.P., our two largest stockholders, to charter certain marine vessels on an as-needed basis from Odyssea. As of June 30, 2002, Horizon had an outstanding balance payable to Odyssea of $2.6 million. During the six month period ended June 30, 2002, Odyssea billed Horizon $9.6 million and we paid Odyssea $7.6 million for services rendered under the agreement. Odyssea billed Horizon $8.5 million and we paid Odyssea $7.4 million during the six month period ended June 30, 2001. In management's opinion, the transactions were effected on terms similar to those which could have been obtained from unaffiliated third parties.

6.    NOTES PAYABLE

        As of June 30, 2002, we had approximately $92.4 million of total outstanding debt. This represents an approximate net decrease of $26.7 million from December 31, 2001. We used $20.0 million of the $30.8 million net proceeds from a public offering in April 2002, to reduce indebtedness under our revolving credit facilities. Of the $92.4 million of outstanding debt, $20.9 million represents borrowings on our three revolving credit facilities and $71.5 million represents borrowings on six term-debt facilities. At June 30, 2002, we had $56.6 million available under our three revolving credit facilities. Interest rates vary from Prime less 0.5% to LIBOR plus 2.95%. Our average interest rate was 4.64% at June 30, 2002, and our term-debt borrowings currently require $682,913 in monthly principal payments.

7.    RECENT ACCOUNTING PRONOUNCEMENTS

        In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and was effective for our fiscal year beginning January 1, 2002. The adoption of this standard did not impact our consolidated financial statements.

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

General

        We provide marine construction services to the offshore oil and gas industry. We now operate primarily in the U.S. Gulf of Mexico, offshore Mexico and have recently expanded our operations to Central and South America, and Southeast Asia. Our marine fleet consists of thirteen vessels, twelve of which are currently operational. We have also established a joint venture with Cal Dive to participate in the ultra-deepwater market.

        The primary services we provide include:

  •
  installing pipelines;

  •
  providing pipebury, hook-up and commissioning services; and

  •
  installing production platforms and other structures and disassembling and salvaging them at the end of their life cycles.

        Our operating results are directly tied to industry demand for our services, and to a lesser degree, seasonal impact. Demand for our services is primarily a function of the level of oil and gas activity in our market areas. Due to the time required to drill a well and fabricate a production platform, demand for our services usually lags exploratory drilling by six to eighteen months and sometimes longer. We believe our operating results are significantly affected by current market conditions, our enhanced fleet capabilities and our management expertise.

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

Accounts Receivable

        We have significant investments in billed and unbilled receivables as of June 30, 2002. We have historically not experienced any significant losses on receivables, but significant losses could be material to our financial position and results of operations. We believe our receivables are realizable, however any changes will be recognized in the period in which they are determined.

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

Results of Operations

        The discussion below describes our results of operations. Our second quarter results reflect the ongoing competitive nature of marine construction services in the U.S. Gulf of Mexico. We believe our profit margins in the U.S. Gulf of Mexico remained under competitive pressure during the second quarter due to reduced industry demand for our services as a result of customer concerns over U.S. natural gas pricing trends. Work in the international sector continues to grow and provide improvement in profit margins.

        Work for Pemex during the second quarter of 2002 included operations utilizing the Atlantic Horizon, Pearl Horizon, Lone Star Horizon, and other chartered vessels. Pemex accounted for 39% of consolidated revenues for both the three and six month periods ended June 30, 2002, compared with 63% and 56% for the same periods in 2001, respectively. Cumulative revenues recognized to date on the Pemex projects in Mexico total $251.7 million as of June 30, 2002, including $55.0 million of claims related to interferences, interruptions, and other delays. Of the $55.0 million of claims, $7.9 million was recognized in the second quarter. We have not billed the customer for these claims, which we believe are permitted under our contract, and believe the amount to be received on these claims will be at least the amount recognized.

One of our large projects in Mexico is near completion; however, we have been awarded additional work in Mexico from Pemex for the construction of a 24-km, 8-inch pipeline and associated platform piping, which will commence operations in the fourth quarter of 2002, and the rehabilitation of several pipelines in the Cantarell field, which is slated for completion during the third quarter. At June 30, 2002, we had costs in excess of billings of $81.4 million, of which $55.0 million relates to claims, and contract receivables of $21.9 million related to our projects in Mexico. Subsequent to June 30, 2002, we billed $4.8 million of the previously unbilled amount related to our projects in Mexico. We collected $12.3 million in July and we expect to collect the remaining $14.4 million in contract receivables from Pemex during the third quarter. We anticipate that we will bill the remaining $76.6 million in costs in excess of billings throughout the third and fourth quarters of 2002 based upon milestones and customer requirements.

        The Sea Horizon, mobilized in February 2002, successfully completed a pipelay and platform installation project in Indonesian waters during the second quarter. The Sea Horizon also completed a pipelay project off the coast of Australia during the second quarter. During the quarter, we successfully completed the construction of an offshore loading terminal in Venezuela and a pipelay project in Ecuador. We will continue to pursue international construction projects in Mexico, Central and South America, Southeast Asia and West Africa. In the domestic sector, preparation for a pipeline installation and burial project in Long Island Sound, New York, began in May 2002, and mobilization of the Gulf Horizon for this project will begin in September 2002. As of July 30, 2002, our backlog totaled approximately $165 million compared to our backlog at December 31, 2001 of approximately $63 million.

Quarter Ended June 30, 2002 Compared to the Quarter Ended June 30, 2001

        Contract Revenues.    Contract revenues were $64.3 million for the quarter ended June 30, 2002, compared to $83.3 million for the quarter ended June 30, 2001. Revenues decreased due to reduced demand for offshore construction services in the U.S. Gulf of Mexico and as we are in the final stages of one of our large projects in Mexico. We have been awarded several additional projects, both international and domestic, which are in the preliminary stages. Our projects in Mexico contributed approximately $24.6 million in revenues during the second quarter of 2002, compared with $52.2 million during the second quarter of 2001.

        Gross Profit.    Gross profit was $9.5 million (14.8% of contract revenues) for the quarter ended June 30, 2002, compared to gross profit of $13.0 million (15.6% of contract revenues) for the quarter ended June 30, 2001. Gross profit as a percentage of revenues decreased due to lower margins bid on jobs as a result of the competitive market conditions.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $4.4 million (6.8% of contract revenues) for the three month period ended June 30, 2002, compared with $3.5 million (4.2% of contract revenues) for the same period in 2001. The increase was primarily due to our international expansion as we invest in becoming an international marine construction company.

        Interest Expense.    Interest expense was $1.0 million for the three month period ended June 30, 2002, net of $0.5 million interest capitalized, and $1.0 million for the same period last year, net of $0.2 million interest capitalized. Our total outstanding debt was $92.4 million at June 30, 2002, compared to $80.6 million at June 30, 2001. Interest expense decreased slightly though outstanding debt increased due to lower average interest rates and an increase in interest capitalization in 2002 related to our increased capital spending.

        Interest Income.    Interest income on cash investments for the three month period ended June 30, 2002 was $28,000 while there was no interest income for the three month period ended June 30, 2001.

        Other Income (Expense).    Other income (expense) for the three month period ended June 30, 2002 primarily consisted of approximately $414,000 of foreign currency loss due to activity in Mexico denominated in Mexican pesos and a decline of the U.S. dollar compared to the Mexican peso. Also included in other expense is approximately $14,000 related to our Cal Dive joint venture.

        Income Taxes.    We use the liability method of accounting for income taxes. For the quarter ended June 30, 2002, we recorded a federal income tax provision of $1.2 million, at a net effective rate of 31.0% on pre-tax net income of $3.8 million. For the quarter ended June 30, 2001, we recorded a federal income tax provision of $3.0 million, at a net effective rate of 35.6% on pre-tax net income of $8.4 million. The decrease in our effective tax rate is due to the application of the extraterritorial income exclusion for income earned primarily in Mexico from April 1, 2002 to June 30, 2002. The exclusion allows us to exclude a portion of income earned outside the United States for tax purposes. The impact of this exclusion on future periods will vary depending upon the amount of income earned outside the United States.

        Net Income.    Net income for the quarter ended June 30, 2002 was $2.6 million, or $0.10 per share-diluted. This compares with net income of $5.4 million, or $0.23 per share-diluted for the quarter ended June 30, 2001.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

        Contract Revenues.    Contract revenues were $130.4 million for the six month period ended June 30, 2002, compared to $137.4 million for the six month period ended June 30, 2001. Revenues decreased due to reduced demand for offshore construction services in the U.S. Gulf of Mexico and as we are in the final stages of one of our large projects in Mexico. We have been awarded several additional projects, both international and domestic, which are in the preliminary stages. Our projects in Mexico contributed approximately $51.6 million in revenues during the six month period ended June 30, 2002, compared with $76.6 million during the same period last year.

        Gross Profit.    Gross profit was $14.6 million (11.2% of contract revenues) for the six month period ended June 30, 2002, compared to gross profit of $22.5 million (16.4% of contract revenues) for the same period of 2001. Gross profit as a percentage of revenues decreased due to lower margins bid on jobs as a result of the competitive market conditions. In addition, weather delays, and resulting revenues recorded for such events, lowered the overall profit margin as a greater proportion of 2002 revenues were related to such events.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $7.9 million (6.1% of contract revenues) for the six month period ended June 30, 2002, compared to $7.1 million (5.2% of contract revenues) for the same period of 2001. The increase was primarily due to our international expansion as we invest in becoming an international marine construction company.

        Interest Expense.    Interest expense for the six month period ended June 30, 2002 was $2.0 million net of $1.0 million of interest capitalized. Interest expense was $3.1 million for the six month period ended June 30, 2001, net of $0.2 million of interest capitalized. Our total outstanding debt was $92.4 million at June 30, 2002, compared to $80.6 million at June 30, 2001. The decrease in interest expense was due to lower average interest rates and an increase in interest capitalization in 2002 related to our increased capital spending.

        Interest Income.    Interest income on cash investments for the six month periods ended June 30, 2002 and 2001 was $53,000 and $293,000, respectively. The decrease was primarily due to lower interest rates and lower average cash balances for 2002.

        Other Income (Expense).    Included in other income (expense) for the six month period ended June 30, 2002 is $411,000 of foreign currency loss due to activity in Mexico denominated in Mexican pesos and a decline of the U.S. dollar compared to the Mexican peso. Also included in other expense is approximately $46,000 related to our Cal Dive joint venture and $27,000 other income related to administrative fees related to our Cal Dive joint venture.

        Income Taxes.    We use the liability method of accounting for income taxes. For the six month period ended June 30, 2002, we recorded a federal income tax provision of $1.3 million, at a net effective rate of 31.0% on pre-tax net income of $4.3 million. For the six month period ended June 30, 2001, we recorded a federal income tax provision of $4.5 million, at a net effective rate of 35.8% on pre-tax net income of $12.6 million. The decrease in our effective tax rate is due to the application of the extraterritorial income exclusion for income earned primarily in Mexico from January 1, 2002 to June 30, 2002. The exclusion allows us to exclude a portion of income earned outside the United States for tax purposes. The impact of this exclusion on future periods will vary depending upon the amount of income earned outside the United States.

        Extraordinary Loss.    For the six month period ended June 30, 2001, we recorded an extraordinary loss of $0.6 million net of taxes of $0.3 million, or $0.02 per share-diluted, related to a penalty on the early extinguishment of debt. See Note 4 of the notes to consolidated financial statements.

        Net Income.    Net income was $3.0 million, or $0.12 per share-diluted, for the six month period ended June 30, 2002, compared to net income for the six month period ended June 30, 2001 of $7.5 million, or $0.33 per share-diluted, which includes the effect of an extraordinary loss of $0.6 million, or $0.02 per share-diluted, related to the early extinguishment of debt.

Liquidity and Capital Resources

        In April 2002, we sold 3,000,000 shares of common stock in a public offering. We received $30.8 million after deducting the underwriting discount and expenses. We used $20.0 million to reduce indebtedness under our revolving credit facilities and the remainder was used for general corporate purposes.

        In February 2001, we sold 3,800,000 shares of common stock in a public offering. We received $66.0 million after deducting the underwriting discount and expenses. We used $30.0 million to reduce indebtedness and $5.6 million for the initial purchase of the Pecos Horizon. The remainder was used for general corporate purposes, including funding capital expenditures to expand our operating capabilities, vessel upgrades, and to support our joint venture with Cal Dive International.

        Our primary liquidity needs are to fund acquisitions and improvements to the fleet necessary to expand operations and to provide working capital. We had $58.6 million of working capital at June 30, 2002, compared to $78.1 million of working capital at December 31, 2001. The decrease in working capital was attributable to an increase in accounts payable and accrued liabilities and the reduction of our long-term debt. Our contracts with Pemex require us to reach certain milestones and satisfy customer requirements before issuing progress billings. At June 30, 2002, we had costs in excess of billings of $81.4 million and contract receivables of $21.9 million related to our current Pemex projects. Subsequent to June 30, 2002, we billed $4.8 million of the previously unbilled amount related to our Pemex projects. We collected $12.3 million in July and we expect to collect the remaining $14.4 million in contract receivables from Pemex during the third quarter. We anticipate that we will bill the remaining $76.6 million in costs in excess of billings throughout the third and fourth quarters of 2002 based upon milestones and customer requirements. Cash provided by operations was $21.1 million for the six month period ended June 30, 2002, compared to $45.8 million of cash used in operations for the six month period ended June 30, 2001 due to billing and subsequent collection of accounts receivable related to Pemex.

        At June 30, 2002, we had approximately $92.4 million total outstanding debt. This represents an approximate decrease of $26.7 million from December 31, 2001 primarily due to the use of $20.0 million in equity offering proceeds to pay down our loans. Of the $92.4 million of outstanding debt, $20.9 million represents borrowings on our three revolving credit facilities and $71.5 million represents borrowings on six term-debt facilities. At June 30, 2002, we had $56.6 million available under our three revolving credit facilities. Interest rates vary from Prime less 0.5% to LIBOR plus 2.95%. Our average interest rate was

4.64% at June 30, 2002, and our term-debt borrowings currently require $682,913 in monthly principal payments.

        Our loans require that certain conditions be met in order for us to obtain advances. Our loans are secured by mortgages on our vessels and accounts receivable. Advances under our revolving credit facilities may be obtained in accordance with a borrowing base defined as a percentage of accounts receivable balances and costs in excess of billings. The loans contain customary defaults and some require us to maintain certain financial ratios. The loan agreements also contain certain covenants that limit our ability to incur additional debt, pay dividends, create certain liens, sell assets and make capital expenditures. We were in compliance with all loan covenants as of June 30, 2002.

        Current maturities of long-term debt were $8.2 million as of June 30, 2002. We believe that cash generated from operations, together with available borrowings under our revolving credit facilities, will be sufficient to meet these debt maturities and to fund the planned capital projects and working capital requirements into 2003. Planned capital expenditures for the remainder of 2002 are estimated to total approximately $21.9 million. Our strategy, however, is to make other acquisitions, to expand our operating capabilities and expand into additional selected international areas. To the extent we are successful in identifying acquisition and expansion opportunities and have expanded our market share in those areas, we may require additional equity or debt financing depending on the size of any transaction.

        We have fixed debt service and lease payment obligations under notes payable and operating leases for which we have material contractual cash obligations. Interest rates on our debt vary from Prime less 0.5% to LIBOR plus 2.95%. The following table summarizes our long-term material contractual cash obligations (in millions):

	Rest of 2002	2003	2004	2005	2006	Thereafter
Principal and interest payments on debt	$6.2	$12.1	$32.1	$25.3	$15.2	$14.9
Operating leases	1.0	1.8	1.8	1.8	1.7	3.3

	$7.2	$13.9	$33.9	$27.1	$16.9	$18.2

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

  •
  dependence on the continued strong working relationships with significant customers operating in the Gulf of Mexico;

  •
  seasonality of the offshore construction industry in the Gulf of Mexico;

  •
  the need for additional financing;

  •
  contract bidding risks;

  •
  percentage-of-completion accounting;

  •
  successful negotiation and collection of contract claims;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Our market risk exposures primarily include interest rate and exchange rate fluctuation on derivative and financial instruments as detailed below. Our market risk sensitive instruments are classified as "other than trading." The following sections address the significant market risks associated with our financial activities during the six month period ended June 30, 2002. Our exposure to market risk as discussed below includes "forward-looking statements" and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in foreign currency exchange rates or interest rates.

        As of June 30, 2002 the carrying value of our long-term variable rate debt, including accrued interest, was approximately $84.3 million. The fair value of this debt approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates. Fair value was determined as noted above. A hypothetical 1% increase in the applicable interest rates as of June 30, 2002 would increase annual interest expense by approximately $0.8 million.

        In Mexico, we collect revenues and pay expenses in foreign currency. We monitor the exchange rate of our foreign currencies in order to mitigate the risk from foreign currency fluctuations. We also manage foreign currency risk by attempting to contract as much foreign revenue as possible in U.S. dollars. Approximately 75% of our current contracts with Pemex are denominated in U.S. dollars. We receive payment in Mexican pesos equivalent to the U.S. dollars billed, which is converted to U.S. dollars that day or the following day.

        The level of construction services required by a customer depends on the size of its capital expenditure budget for construction for the year. Consequently, customers that account for a significant portion of contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years.

PART II—OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

  (a)
  Our annual meeting of stockholders was held on May 7, 2002. At such meeting, each of the following persons listed below was re-elected as a director of the company.

	For	Withhold Authority
Michael R. Latina	19,359,756	1,828,007
Derek Leach	19,363,096	1,824,667

    In addition to the directors re-elected at the annual meeting, the terms of James Devine, Bill J. Lam, Jonathan D. Pollock, J. Louis Frank and Edward L. Moses, Jr. continued after the annual meeting.

  (b)
  The stockholders also approved the Horizon Offshore, Inc. 2002 Stock Incentive Plan.

Votes For	Votes Against	Votes Abstain	Broker Non Vote
12,938,746	4,986,507	8,292	3,254,218

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  3.1
  Amended and Restated Certificate of Incorporation of the Company(1)

  3.2
  Bylaws of the Company(1)

  10.1
  Horizon Offshore, Inc. 2002 Stock Incentive Plan(2)

  (b)
  Reports on Form 8-K:

      On April 29, 2002, we filed a report on Form 8-K, reporting under item 5, announcing the award of Pemex Contract No. 18575824-009-02.

      On May 1, 2002, we filed a report on Form 8-K, reporting under item 5, announcing the earnings for the quarter ended March 31, 2002.

      On May 15, 2002, we filed a report on Form 8-K, reporting under item 5, announcing the award of a major pipeline project from Iroquois Gas Transmission System, L.P., by its agent, Iroquois Pipeline Operating Company.

      On June 3, 2002, we filed a report on Form 8-K, reporting under item 5, announcing the award of Pemex Contract No. 18575024-010-02.

      On June 7, 2002, we filed a report on Form 8-K, reporting under item 5, announcing the election of John T. Mills to the board of directors and the election of J. Louis Frank as chairman of the board.

      On June 17, 2002, we filed a report on Form 8-K, reporting under item 4, announcing the dismissal of Arthur Andersen LLP as the Company's independent public accountants.

      On June 19, 2002, we filed a report on Form 8-K, reporting under item 4, announcing the selection of PricewaterhouseCoopers LLP as the Company's independent auditors.

1
Incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-43965).

2
Incorporated by reference to Exhibit A to our Definitive Schedule 14A filed on April 8, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON OFFSHORE, INC.
Date: August 14, 2002	By:	/s/ DAVID W. SHARP David W. Sharp Executive Vice President and Chief Financial Officer

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
PART II—OTHER INFORMATION
SIGNATURE