Form 10-Q
period 2002-09-30
HORIZON OFFSHORE INC
filed 2002-11-14
CIK 1051431

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

Yes ☒    No ☐

The number of shares of the registrant's common stock outstanding as of November 6, 2002 was 27,290,582.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,349	$7,864
Accounts receivable—
Contract receivables	42,794	52,431
Costs in excess of billings	89,776	96,433
Affiliated parties	163	94
Other current assets	6,748	4,923

Total current assets	144,830	161,745
PROPERTY AND EQUIPMENT, net	260,113	221,446
INVENTORY	5,564	1,705
OTHER ASSETS	12,219	8,688

	$422,726	$393,584

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,085	$11,498
Accrued liabilities	14,059	12,852
Accrued job costs	32,448	49,799
Billings in excess of costs	864	1,860
Current maturities of long-term debt	8,199	7,681

Total current liabilities	92,655	83,690
LONG-TERM DEBT, net of current maturities	93,168	111,414
DEFFERED INCOME TAXES	14,956	12,790

Total liabilities	200,779	207,894
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 35,000,000 shares authorized, 27,290,582 and 24,244,598 shares issued, respectively	16,582	13,537
Additional paid-in capital	182,741	154,636
Retained earnings	28,724	23,902
Treasury stock, 930,110 and 973,505 shares, respectively	(6,100)	(6,385)

Total stockholders' equity	221,947	185,690

	$422,726	$393,584

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
CONTRACT REVENUES	$64,977	$60,965	$195,371	$198,369
COST OF CONTRACT REVENUES	53,335	53,283	169,142	168,179

Gross profit	11,642	7,682	26,229	30,190
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,852	3,022	13,744	10,127

Operating income	5,790	4,660	12,485	20,063
OTHER:
Interest expense, net of amounts capitalized	(1,074)	(1,317)	(3,057)	(4,375)
Interest income	22	76	75	369
Loss on sale of assets	—	—	—	(22)
Other income (expense)	(2,085)	(360)	(2,515)	(382)

NET INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS	2,653	3,059	6,988	15,653
INCOME TAX PROVISION	822	307	2,166	4,810

NET INCOME BEFORE EXTRAORDINARY LOSS	1,831	2,752	4,822	10,843
EXTRAORDINARY LOSS, NET OF TAXES OF $306	—	—	—	(568)

NET INCOME	$1,831	$2,752	$4,822	$10,275

EARNINGS PER SHARE—BASIC:
Net income before extraordinary loss	$0.07	$0.12	$0.19	$0.49
Extraordinary loss	—	—	—	(0.03)

Net income—BASIC	$0.07	$0.12	$0.19	$0.46

EARNINGS PER SHARE—DILUTED:
Net income before extraordinary loss	$0.07	$0.12	$0.19	$0.47
Extraordinary loss	—	—	—	(0.02)

Net income—DILUTED	$0.07	$0.12	$0.19	$0.45

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER SHARE:
BASIC	26,346,163	23,035,564	25,306,301	22,149,940
DILUTED	26,347,851	23,351,441	25,624,989	22,947,230

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,822	$10,275
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Depreciation and amortization	11,204	9,270
Deferred income taxes	2,166	4,504
Loss on sale of assets	—	22
Expense recognized for issuance of treasury stock for 401(k) plan contributions	307	260
Changes in operating assets and liabilities—
Accounts receivable	9,568	(1,559)
Costs in excess of billings	6,657	(81,755)
Billings in excess of costs	(996)	(15)
Inventory	(3,859)	242
Other assets	(6,651)	(5,537)
Accounts payable	25,587	5,715
Accrued liabilities	1,207	783
Accrued job costs	(17,351)	2,475

Net cash provided by (used in) operating activities	32,661	(55,320)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and additions to property, equipment and intangibles	(47,716)	(38,396)

Net cash used in investing activities	(47,716)	(38,396)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term debt	4,045	27,649
Principal payments on term debt	(5,997)	(36,901)
Borrowings (payments) on revolving credit facilities, net	(15,776)	29,800
Loan fees	(860)	(1,208)
Proceeds from issuance of common stock, net	30,843	66,019
Stock option transactions and other	285	3,009

Net cash provided by financing activities	12,540	88,368

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,515)	(5,348)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,864	9,243

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,349	$3,895

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$4,070	$5,202
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases and additions to equipment through the issuance of common stock	$—	$1,605

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        The consolidated interim financial statements included herein have been prepared by Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (Horizon), and are unaudited, except for the balance sheet at December 31, 2001, which has been prepared from the audited consolidated financial statements. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2002, the statements of operations for each of the three and nine month periods ended September 30, 2002 and 2001, and the statements of cash flows for the nine months ended September 30, 2002 and 2001. Although management believes the unaudited interim related disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2002. The consolidated interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2001 Annual Report on Form 10-K.

Organization

        Horizon provides marine construction services to the offshore oil and gas industry. These services generally consist of laying and burying marine pipelines for the transportation of oil and gas, and installing and salvaging production platforms and other marine structures. Work is performed primarily on a fixed-price or day-rate basis or a combination thereof.

Customers

        We have domestic and international operations in one industry segment, the marine construction service industry to offshore oil and gas companies. Our largest customer during the third quarter of 2002 was Petróleos Mexicanos (Pemex). Pemex accounted for 42% and 40% of consolidated revenues for the three and nine month periods ended September 30, 2002, respectively, compared with 48% and 53% for the three and nine month periods ended September 30, 2001, respectively. Cumulative revenues recognized to date on the Pemex projects in Mexico total $278.6 million as of September 30, 2002, including $57.8 million of claims made under three current Pemex contracts for extra work related to interferences, interruptions and other delays.

        Of the $57.8 million of Pemex claims recognized in revenue, $2.8 million was recognized in the third quarter of 2002. We billed and collected $2.0 million of these claims during the third quarter of 2002, with $55.8 million related to claims remaining in costs in excess of billings. Of the $55.8 million of claims, $53.0 million relates to our second major project for Pemex, which was completed during the third quarter of 2002. The remaining $2.8 million relates to two other projects for Pemex. We include unapproved claims as revenue in accordance with Statement of Position (SOP) 81-1 only when the collection is deemed probable for purposes of calculating total profit or loss on long-term contracts. We record revenue and the unbilled receivable for claims to the extent of costs incurred. Based on Pemex's requirements, there generally are significant delays between the date the work is performed and when it is billed and collected. We expect to formally submit these claims to Pemex by December 31, 2002 in accordance with Pemex's requirements. We believe the amount of these claims to be received will be at least the amount recognized.

        In addition to Pemex, we had two other customers, in our domestic geographic segment, which accounted for more than 10% of consolidated revenues, each accounting for 13% of consolidated revenues for the three months ended September 30, 2002. There were no other customers accounting for more than 10% of consolidated revenues for the nine months ended September 30, 2002 or for the three and nine month periods ended September 30, 2001.

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

Interest Capitalization

        Interest is capitalized on the average amount of accumulated expenditures for equipment that is undergoing major modifications and refurbishment prior to being placed into service. Interest is capitalized using an effective rate based on related debt until the equipment is placed into service. Interest expense for the three and nine month periods ended September 30, 2002 was net of $453,000 and $1,466,000 of capitalized interest, respectively. Interest expense for the three and nine month periods ended September 30, 2001 was net of $403,000 and $605,000 of capitalized interest, respectively.

Inventory

        Inventory consists of production platforms and other marine structures received from time to time as partial consideration from salvage projects performed in the Gulf of Mexico. During the three and nine month periods ended September 30, 2002, respectively, revenue of $3.0 million and $4.3 million was recognized representing the non-cash values assigned to the structures received as partial consideration for performing salvage projects. No significant non-cash consideration was received during the three and nine month periods ended September 30, 2001. These structures are held for resale. The inventory is valued at the lower of cost or market value not to exceed the fair value of services provided. Horizon assesses the net realizable value of its inventory items at each balance sheet date. Inventory is classified as long-term due to the uncertain timing of the sale of inventory.

Reclassifications

        Certain prior period amounts have been reclassified to conform to the presentation shown in the interim consolidated financial statements. These reclassifications had no effect on net income or total stockholders' equity, but cash used in operating activities was increased by $5.3 million, cash used in investing activities was reduced by $4.4 million and cash provided by financing activities was increased by $0.9 million for the nine months ended September 30, 2001.

2.    PROPERTY AND EQUIPMENT:

        Property and equipment consists of the following (in thousands):

	September 30, 2002	December 31, 2001
Barges, boats and related equipment	$268,052	$226,704
Land and buildings	19,586	16,509
Machinery and equipment	245	245
Office furniture and equipment	5,558	3,908
Leasehold improvements	3,139	2,498

	296,580	249,864
Less- Accumulated depreciation	(36,467)	(28,418)

Property and equipment, net	$260,113	$221,446

        During the nine months ended September 30, 2002, we incurred $46.7 million of capital expenditures, including capitalized interest, primarily related to the upgrades of the Sea Horizon, Brazos Horizon, Gulf Horizon and Pecos Horizon, and various vessel and Sabine facility improvements. In addition to the vessel upgrades, we have invested in new technology associated with pipeline installation and pipebury equipment.

        We use the units-of-production method for depreciation on our major barges and vessels. We believe that the units-of-production method is best suited to reflect the actual deterioration and normal wear and tear of our marine equipment. Depreciation expense calculated under the units-of-production method may be different than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than 25% of annual straight-line depreciation, and the cumulative depreciation based on utilization of each vessel will not be less than 50% of cumulative straight-line depreciation. The useful lives of our major barges and vessels range from 15 years to 18 years.

3.    STOCKHOLDERS' EQUITY

Stock Offering

        In April 2002, we sold 3,000,000 shares of common stock in a public offering. We received $30.8 million after deducting the underwriting discount and expenses. We used $20.0 million to reduce indebtedness under our revolving credit facilities and the remainder was used for general corporate purposes.

Earnings Per Share

        Earnings per share data for all periods presented has been computed pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of September 30, 2002, we had outstanding options covering an aggregate of 2,696,220 shares of common stock, of which 1,694,460 shares were exercisable. Excluded from the computation of diluted EPS are options to purchase 845,645 shares of common stock, as of September 30, 2002, at a weighted average price of $13.56 per share and 1.4 million shares of common stock, as of September 30, 2001, at a weighted average price of $16.08 per share, as they would be anti-dilutive.

Treasury Stock

        During the nine month period ended September 30, 2002, we contributed 43,395 shares of treasury stock to our 401(k) Plan. As of September 30, 2002, our treasury stock consisted of 930,110 shares at a cost of $6.1 million.

4.    LOSS ON EXTINGUISHMENT OF DEBT

        In March 2001, we paid $30.0 million to reduce the outstanding principal balance under our term loan, which was subject to a penalty of $0.9 million ($0.6 million net of taxes of $0.3 million), or $0.02 per share-diluted, for the early extinguishment of debt. The penalty was recorded as an extraordinary loss in 2001. See Note 7.

5.    RELATED PARTY TRANSACTIONS

        In August 1998, we entered into a master service agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates, L.P. and Elliott International, L.P., collectively our largest stockholder, to charter certain marine vessels on an as-needed basis from Odyssea. As of September 30, 2002, Horizon had an outstanding balance payable to Odyssea of $3.0 million. During the nine month period ended September 30, 2002, Odyssea billed Horizon $11.8 million and we paid Odyssea $9.4 million for services rendered under the agreement. Odyssea billed Horizon $13.6 million, and we paid Odyssea $13.5 million during the nine month period ended September 30, 2001.

6.    NOTES PAYABLE

        As of September 30, 2002, we had approximately $101.4 million of total outstanding debt. This represents an approximate net decrease of $17.7 million from December 31, 2001. We used $20.0 million of the $30.8 million net proceeds from a public offering in April 2002, to reduce indebtedness under our revolving credit facilities. Of the $101.4 million of outstanding debt, $31.9 million represents borrowings on our three revolving credit facilities and $69.5 million represents borrowings on six term-debt facilities. At September 30, 2002, we had $33.7 million available under our three revolving credit facilities. Interest rates vary from Prime less 0.5% to LIBOR plus 2.95%. Our weighted average interest rate was 4.63% at September 30, 2002, and our term-debt borrowings currently require $680,000 in monthly principal payments.

7.    RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The new rules apply to goodwill and intangible assets acquired after June 30, 2001 and to existing goodwill and intangible assets upon adoption of SFAS 141 and SFAS 142. The new rules establish one method of accounting for all business combinations and the resulting goodwill and other intangible assets. Under SFAS 142, intangible assets with a finite life will generally continue to be amortized over their lives while intangibles without a finite life, including goodwill, will no longer be amortized. However, tests for impairment will be performed annually or upon the occurrence of a triggering event. We adopted SFAS 142 on January 1, 2002, and there was no significant impact to our financial statements upon adoption.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and was effective for our fiscal year beginning January 1, 2002. The adoption of this standard did not impact our consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which revises current guidance with respect to gains and losses on early extinguishment of debt. Under SFAS No. 145, gains and losses on early extinguishment of debt will no longer be treated as extraordinary items unless they meet the criteria for extraordinary treatment in Accounting Principles Board (APB) Opinion No. 30. The company will be required to adopt SFAS No. 145 effective January 1, 2003. Upon adoption, the company will be required to reclassify the extraordinary loss on early extinguishment of debt from the year ended December 31, 2001, as this amount will no longer qualify for extraordinary treatment under SFAS No. 145.

8.    CASUALTY LOSS

        On September 20, 2002, the pipelay barge, Lone Star Horizon, sustained electrical damage due to a fire while at anchor off Ciudad Del Carmen, Mexico. The Lone Star Horizon is undergoing repairs in Louisiana that are estimated to cost approximately $4.5 million and be completed during the fourth quarter of 2002. We maintain hull and machinery insurance to cover physical damage to our vessels. This insurance coverage provides for both a $0.5 million occurrence deductible and a $1.5 million annual aggregate deductible. During the quarter ended September 30, 2002, we recorded this $2.0 million loss as other expense. With the exception of the $2.0 million deductibles, we believe the insurance will cover the cost of the repairs. We expect to utilize other vessels in our fleet to substitute for the Lone Star Horizon while the vessel is being repaired.

9.    ACQUISITION

        In August 2002, Horizon acquired the remaining 51% equity interest in an entity in Mexico for $1.0 million cash. Horizon previously had a 49% equity interest in this entity and included its accounts in Horizon's consolidated financial statements as Horizon exercised effective control over the entity's operations. As a result of this acquisition, Horizon will be qualified to bid on and perform projects reserved for national companies in Mexico without a locally domiciled partner. We recorded $1.0 million of goodwill in connection with acquiring the equity interest, which is nondeductible for tax purposes. The related goodwill is included in other long-term assets at September 30, 2002.

10.  GEOGRAPHIC INFORMATION

        Horizon operates in the marine construction services industry. Geographic information relating to Horizon's operations follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Domestic	$30.9	$31.3	$83.3	$91.2
Latin America	26.7	29.2	98.1	105.8
West Africa	0.8	—	0.8	—
Southeast Asia	6.0	—	11.6	—
Other	0.6	0.5	1.6	1.4

Total	$65.0	$61.0	$195.4	$198.4

Gross Profit:
Domestic	$5.2	$5.3	$13.7	$19.4
Latin America	9.1	4.0	16.0	14.0
West Africa	—	—	—	—
Southeast Asia	1.3	—	2.1	—
Other	0.3	0.2	0.8	0.6
Unallocated costs (1)	(4.3)	(1.8)	(6.4)	(3.8)

Total	$11.6	$7.7	$26.2	$30.2

	As of
	September 30, 2002	December 31, 2001
Long-lived assets:(2)
Domestic	$175.5	$145.3
Latin America	22.9	42.7
West Africa	17.5	—
Southeast Asia	29.9	18.4
Other	14.3	15.0

Total	$260.1	$221.4

Note (1) Unallocated costs include support costs and operational overhead costs included in cost of contract revenues.

Note (2) Long-lived assets include vessels, property and related marine equipment. Amounts reflect the location of the assets at September 30, 2002 and December 31, 2001. Equipment location changes as necessary to meet working requirements. Inventory and other long-term assets are primarily located in the Domestic geographic segment.

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

General

        We provide marine construction services to the offshore oil and gas industry in the U.S. Gulf of Mexico, Latin America, Southeast Asia and West Africa. Our marine fleet consists of thirteen vessels, twelve of which are currently operational.

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

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the status of contracts in process, claims made on construction contracts, bad debts, costs in excess of billings, fixed assets, inventory, deferred expenses, income taxes, accrued costs, billings in excess of costs, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We consider certain accounting policies to be critical policies due to the significant judgments, estimation processes and uncertainties involved for each in the preparation of our consolidated financial statements. We believe the following represent our critical accounting policies.

Revenue Recognition

        Contract revenues for construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to the total estimated costs at completion for each contract. This percentage is applied to the estimated revenue at completion to calculate revenues earned to date. We consider the percentage-of-completion method to be the best available measure of progress on these contracts. Changes in job performance, job conditions and estimated profitability, including those arising from claims and final contract settlements, may result in revisions to estimated costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Revenue also includes amounts earned upon the completion of salvage services. Revenues from salvage projects include non-cash values assigned to structures that are received from time to time as partial consideration.

Accounts Receivable

        We have significant investments in billed and unbilled receivables as of September 30, 2002. We have historically not experienced any significant losses on receivables, but significant losses could be material to our financial position and results of operations. We believe our receivables are realizable, however, any changes will be recognized in the period in which they are determined.

Cost Recognition

        Costs of contract revenues include all direct material and labor costs and certain indirect costs, such as supplies, tools, repairs and depreciation, which are allocated to contracts based on asset utilization. Selling, general and administrative costs are charged to expense as incurred.

Property and Equipment

        We use the units-of-production method to calculate depreciation on our major barges and vessels to accurately reflect the wear and tear of normal use. The annual depreciation based on utilization of each vessel will not be less than 25% of annual straight-line depreciation, and the cumulative depreciation based on utilization of each vessel will not be less than 50% of cumulative straight-line depreciation. The useful lives of our major barges and vessels range from 15 years to 18 years. Major additions and improvements to barges, boats and related equipment are capitalized and depreciated over the useful life of the vessel. Maintenance and repairs are expensed as incurred. When equipment is sold or otherwise disposed of, the cost of the equipment and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

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

Inventory

        Inventory consists of production platforms and other marine structures received from time to time as partial consideration from salvage projects performed in the Gulf of Mexico. These structures are held for resale. In the first nine months of 2002 and 2001, we sold inventory structures for $0.6 million and $0.9 million, respectively. The related cost of sales for these structures was $0.6 million and $0.6 million for the nine months ended September 30, 2002 and 2001, respectively. The inventory is valued at the lower of cost or market value not to exceed the fair value of services provided. Horizon assesses the net realizable value of its inventory items at each balance sheet date. Inventory is classified as long-term due to the uncertain timing of the sale of inventory.

Results of Operations

        The discussion below describes our results of operations. Our third quarter results reflect the ongoing competitive nature of marine construction services in the U.S. Gulf of Mexico. We believe our profit margins in the U.S. Gulf of Mexico remained under competitive pressure during the third quarter due to reduced industry demand for our services. Our work in international areas has continued to grow in 2002 with the expansion of our operations to Southeast Asia and West Africa. We believe these international areas could provide opportunities for improved profit margins compared to current market conditions in the U.S. Gulf of Mexico.

        During the third quarter of 2002, we completed two projects for Pemex. We utilized the Atlantic Horizon, Lone Star Horizon and Pearl Horizon on these projects. Horizon was awarded an additional project from Pemex for the construction of a 24-km, 8-inch pipeline and associated platform piping, which is expected to be completed in December 2002. Pemex accounted for 42% and 40% of consolidated revenues for the three and nine month periods ended September 30, 2002, compared with 48% and 53% for the three and nine month periods ended September 30, 2001, respectively.

        We include unapproved claims as revenue in accordance with SOP 81-1 only when the collection is deemed probable for purposes of calculating total profit or loss on long-term contracts. We record revenue and the unbilled receivable for claims to the extent of costs incurred. We believe that the amount of the claims to be received will at least be the amount recognized. We have included $57.8 million of claims made under three Pemex contracts for extra work related to interferences, interruptions and other delays in the cumulative revenues recognized to date, including $2.8 million of claims for the third quarter of 2002. We billed and collected $2.0 million of these claims during the third quarter of 2002, with $55.8 million related to claims remaining in costs in excess of billings. Of the $55.8 million of claims, $53.0 million relates to our second major project for Pemex, which was completed during the third quarter of 2002. The remaining $2.8 million relates to two other projects for Pemex. We expect to formally submit the remaining claims by December 31, 2002.

        Based on Pemex's requirements, there are generally significant delays between the date the work is performed and when it is billed and collected. We had contract receivables of $21.0 million at September 30, 2002. We collected $9.1 million from Pemex in October 2002, and we expect to collect the remaining $11.9 million during the fourth quarter of 2002. We also have costs in excess of billings on Pemex contracts totaling $81.4 million including $55.8 million of claims at September 30, 2002. We subsequently billed $7.1 million in October 2002 and anticipate that we will bill the remaining costs in excess of billings throughout the fourth quarter of 2002 and the first quarter of 2003 based upon milestones and customer requirements.

        On September 20, 2002, the pipelay barge, Lone Star Horizon, sustained electrical damage due to a fire while at anchor off Ciudad Del Carmen, Mexico. The Lone Star Horizon is undergoing repairs in Louisiana that are estimated to cost approximately $4.5 million and be completed during the fourth quarter of 2002. We maintain hull and machinery insurance to cover physical damage to our vessels. This insurance coverage provides for both a $0.5 million occurrence deductible and a $1.5 million annual aggregate deductible. During the quarter ended September 30, 2002, we recorded this $2.0 million loss as other expense. With the exception of the $2.0 million deductibles, we believe the insurance will cover the cost of the damage. We expect to utilize other vessels in our fleet to substitute for the Lone Star Horizon while the vessel is being repaired.

        We completed the spooling facility at our marine base in Port Arthur, Texas in the first quarter of 2002. The facility can be used to provide pipe spooling services to other contractors and to our joint venture with Cal Dive International, Inc. (Cal Dive). The joint venture has the ability to charter from Cal Dive the Intrepid, a 374-foot dynamically positioned multi-service vessel, and to install reel pipelaying equipment on the vessel. Operation of the joint venture will require a capital expenditure of $16.0 million to purchase the pipelaying equipment, which has been constructed by Cal Dive. Our share of that capital expenditure will be $8.0 million.

        The Brazos Horizon arrived in Nigerian waters on October 1, 2002, and will begin work on a major portion of Chevron Nigeria Ltd.'s Escravos Offshore Pipeline and Structural Installation 2-year program. We expect to commence work in late December 2002 or early January 2003. During the third quarter, we successfully completed several structural projects in Indonesian waters. We were awarded a subcontract for the installation and burial of a 20-inch pipeline for TotalFinaElf in Southeast Asia utilizing the Sea Horizon for all aspects of the installation which was substantially complete at September 30, 2002. We will continue to pursue international construction projects in Mexico, Central and South America, Southeast Asia and West Africa.

        In the domestic sector, we mobilized the Gulf Horizon to begin construction of a pipeline installation and burial project in Long Island Sound, New York, that began in May 2002.

        As of October 30, 2002, our backlog totaled approximately $183 million compared to our backlog at December 31, 2001 of approximately $63 million.

Quarter Ended September 30, 2002 Compared to the Quarter Ended September 30, 2001

        Contract Revenues.    Contract revenues were $65.0 million for the quarter ended September 30, 2002, compared to $61.0 million for the quarter ended September 30, 2001. Revenues increased due to the performance of salvage and installation projects. Our projects in Mexico contributed approximately $27.0 million in revenues during the third quarter of 2002, compared with $29.2 million during the third quarter of 2001. Revenues recognized in the third quarter of 2002 and 2001 included $13.0 million and $6.6 million, respectively, from salvage and installation projects in the Gulf of Mexico. Of the $13.0 million in revenues recognized during the third quarter of 2002, approximately $3 million represents values assigned to structures received as partial consideration for salvage projects performed. No significant non-cash consideration was received in the third quarter of 2001.

        Gross Profit.    Gross profit was $11.6 million (17.9% of contract revenues) for the quarter ended September 30, 2002, compared to gross profit of $7.7 million (12.6% of contract revenues) for the quarter ended September 30, 2001. Gross profit as a percentage of revenues increased due to improved margins on our salvage and installation projects and work in international areas.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $5.9 million (9.0% of contract revenues) for the three month period ended September 30, 2002, compared with $3.0 million (5.0% of contract revenues) for the same period in 2001. The increase was primarily due to our international expansion as we establish a worldwide presence.

        Interest Expense.    Interest expense was $1.1 million for the three month period ended September 30, 2002, net of $0.5 million interest capitalized, and $1.3 million for the same period last year, net of $0.4 million interest capitalized. Our total outstanding debt was $101.4 million at September 30, 2002, compared to $111.5 million at September 30, 2001. Interest expense decreased due to both lower average interest rates and average outstanding debt balances.

        Interest Income.    Interest income on cash investments for the three month period ended September 30, 2002 was $22,000 compared to $76,000 for the three month period ended September 30, 2001.

        Other Income (Expense).    Other income (expense) for the three month period ended September 30, 2002 primarily consisted of a $2.0 million loss related to a fire on the Lone Star Horizon, and approximately $106,000 of foreign currency loss due to activity in Mexico denominated in Mexican pesos and a decline of the Mexican peso compared to the U.S. dollar. Also included in other income (expense) is approximately $21,000 income, net, related to our Cal Dive joint venture.

        Income Taxes.    We use the liability method of accounting for income taxes. For the quarter ended September 30, 2002, we recorded a federal income tax provision of $0.8 million, at a net effective rate of 31.0% on pre-tax net income of $2.7 million. For the quarter ended September 30, 2001, we recorded a federal income tax provision of $0.3 million, at a net effective rate of 10.0% on pre-tax net income of $3.1 million. The increase in our effective tax rate compared to 2001 is due to the cumulative effect of the initial application of the extraterritorial income exclusion for income earned primarily in Mexico from October 1, 2000 to September 30, 2001. The exclusion for 2002 consists of income earned in Mexico and parts of Southeast Asia from July 1, 2002 to September 30, 2002. The exclusion allows us to exclude a portion of income earned outside the United States for tax purposes. The impact of this exclusion on future periods will vary depending upon the amount of income earned outside the United States.

        Net Income.    Net income for the quarter ended September 30, 2002 was $1.8 million, or $0.07 per share-diluted. This compares with net income of $2.8 million, or $0.12 per share-diluted for the quarter ended September 30, 2001.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

        Contract Revenues.    Contract revenues were $195.4 million for the nine month period ended September 30, 2002, compared to $198.4 million for the nine month period ended September 30, 2001. Revenues decreased as we completed one of our large projects in Mexico during the third quarter of 2002. We have been awarded several additional projects, both international and domestic. Our projects in Mexico contributed approximately $78.5 million in revenues during the nine month period ended September 30, 2002, compared with $105.8 million during the same period last year. Revenues recognized in the first nine months of 2002 and 2001 included $28.9 million and $18.1 million, respectively, from salvage and installation projects in the Gulf of Mexico. Of the $28.9 million in revenues recognized in the first nine months of 2002, approximately $4.3 million represents values assigned to structures received as partial consideration for salvage projects performed. No significant non-cash consideration was received in the first nine months of 2001.

        Gross Profit.    Gross profit was $26.2 million (13.4% of contract revenues) for the nine month period ended September 30, 2002, compared to gross profit of $30.2 million (15.2% of contract revenues) for the same period of 2001. Gross profit as a percentage of revenues decreased due to lower margins bid on jobs as a result of the competitive market conditions. In addition, weather delays, and resulting revenues recorded for such events, lowered the overall profit margin, as a greater proportion of 2002 revenues were related to such events.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $13.7 million (7.0% of contract revenues) for the nine month period ended September 30, 2002, compared to $10.1 million (5.1% of contract revenues) for the same period of 2001. The increase was primarily due to our international expansion as we establish a worldwide presence.

        Interest Expense.    Interest expense for the nine month period ended September 30, 2002 was $3.1 million net of $1.5 million of interest capitalized. Interest expense was $4.4 million for the nine month period ended September 30, 2001, net of $0.6 million of interest capitalized. Our total outstanding debt was $101.4 million at September 30, 2002, compared to $111.5 million at September 30, 2001. The decrease in interest expense was due to lower average interest rates, average outstanding debt balances and an increase in interest capitalization in 2002 related to our increased capital spending.

        Interest Income.    Interest income on cash investments for the nine month periods ended September 30, 2002 and 2001 was $75,000 and $369,000, respectively. The decrease was primarily due to lower interest rates and lower average cash balances for 2002.

        Other Income (Expense).    Included in other income (expense) for the nine month period ended September 30, 2002 is a $2.0 million loss related to a fire on the Lone Star Horizon, and $517,000 of foreign currency loss due to activity in Mexico denominated in Mexican pesos and a decline of the Mexican peso compared to the U.S. dollar. Also included in other income (expense) is approximately $2,000 income, net, related to our Cal Dive joint venture.

        Income Taxes.    We use the liability method of accounting for income taxes. For the nine month period ended September 30, 2002, we recorded a federal income tax provision of $2.2 million, at a net effective rate of 31.0% on pre-tax net income of $7.0 million. For the nine month period ended September 30, 2001, we recorded a federal income tax provision of $4.8 million, at a net effective rate of 30.7% on pre-tax net income of $15.7 million. The difference from the statutory rate is due to the application of the extraterritorial income exclusion for income earned primarily in Mexico and parts of Southeast Asia. The exclusion allows us to exclude a portion of income earned outside the United States for tax purposes. The impact of this exclusion on future periods will vary depending upon the amount of income earned outside the United States.

        Extraordinary Loss.    For the nine month period ended September 30, 2001, we recorded an extraordinary loss of $0.6 million net of taxes of $0.3 million, or $0.02 per share-diluted, related to a penalty on the early extinguishment of debt. See Notes 4 and 7 of the notes to consolidated financial statements.

        Net Income.    Net income was $4.8 million, or $0.19 per share-diluted, for the nine month period ended September 30, 2002, compared to net income for the nine month period ended September 30, 2001 of $10.3 million, or $0.45 per share-diluted, which includes the effect of an extraordinary loss of $0.6 million, or $0.02 per share-diluted, related to the early extinguishment of debt.

Liquidity and Capital Resources

        In April 2002, we sold 3,000,000 shares of common stock in a public offering. We received $30.8 million after deducting the underwriting discount and expenses. We used $20.0 million to reduce indebtedness under our revolving credit facilities and the remainder was used for general corporate purposes.

        Our primary liquidity needs are to fund acquisitions and improvements to the fleet necessary to expand operations, and to provide working capital to support performing our projects and our other operations. We had $52.2 million of working capital at September 30, 2002, compared to $78.1 million of working capital at December 31, 2001. The decrease in working capital was attributable to an increase in accounts payable and the reduction of our long-term debt.

        We include unapproved claims as revenue in accordance with SOP 81-1 only when the collection is deemed probable for purposes of calculating total profit or loss on long-term contracts. We record revenue and the unbilled receivable for claims to the extent of costs incurred. We believe that the amount of the claims to be received will at least be the amount recognized. We have included $57.8 million of claims made under three Pemex contracts for extra work related to interferences, interruptions and other delays in the cumulative revenues recognized to date, including $2.8 million of claims for the third quarter of 2002. We billed and collected $2.0 million of these claims during the third quarter of 2002, with $55.8 million related to claims remaining in costs in excess of billings. Of the $55.8 million of claims, $53.0 million relates to our second major project for Pemex, which was completed during the third quarter of 2002. The remaining $2.8 million relates to two other projects for Pemex. We expect to formally submit the remaining claims by December 31, 2002.

        Based on Pemex's requirements, there are generally significant delays between the date the work is performed and when it is billed and collected. We had contract receivables related to Pemex of $21.0 million at September 30, 2002. We collected $9.1 million from Pemex in October 2002, and we expect to collect the remaining $11.9 million during the fourth quarter of 2002. We also have costs in excess of billings on Pemex contracts totaling $81.4 million including $55.8 million of claims at September 30, 2002. We subsequently billed $7.1 million in October 2002 and anticipate that we will bill the remaining costs in excess of billings throughout the fourth quarter of 2002 and the first quarter of 2003 based upon milestones and customer requirements.

        Cash provided by operations was $32.7 million for the nine month period ended September 30, 2002, compared to $55.3 million of cash used in operations for the nine month period ended September 30, 2001 due to billing and subsequent collection of accounts receivable related to Pemex.

        At September 30, 2002, we had approximately $101.4 million of total outstanding debt. This represents an approximate net decrease of $17.7 million from December 31, 2001 primarily due to the use of $20.0 million in equity offering proceeds to pay down our loans. Of the $101.4 million of outstanding debt, $31.9 million represents borrowings on our three revolving credit facilities and $69.5 million represents borrowings on six term-debt facilities. At September 30, 2002, we had $33.7 million available under our three revolving credit facilities. Interest rates vary from Prime less 0.5% to LIBOR plus 2.95%. Our weighted average interest rate was 4.63% at September 30, 2002, and our term-debt borrowings currently require $680,000 in monthly principal payments.

        Our loans require that certain conditions be met in order for us to obtain advances. Our loans are secured by mortgages on our vessels and accounts receivable. Advances under our revolving credit facilities may be obtained in accordance with a borrowing base defined as a percentage of accounts receivable balances and costs in excess of billings. The loans contain customary defaults and some require us to maintain certain financial ratios. The loan agreements also contain certain covenants that limit our ability to incur additional debt, pay dividends, create certain liens, sell assets and make capital expenditures. In September 2002, we amended one of our revolving credit facilities to increase the financial ratio related to our financial leverage of debt to EBITDA (earnings before interest, taxes, depreciation, amortization) for the four quarter period ended September 30, 2002. We have experienced a reduction in our EBITDA primarily as a result of the $2.0 million casualty loss related to the Lone Star Horizon. We also incurred debt to fund our working capital needs associated with our Pemex projects and acquisitions and improvements to our fleet. We were in compliance with all of our debt covenants at September 30, 2002.

        Current maturities of long-term debt were $8.2 million as of September 30, 2002. We believe that cash generated from operations, together with available borrowings under our revolving credit facilities, will be sufficient to meet these debt maturities and to fund the planned capital projects and working capital requirements into 2003. Planned capital expenditures for the remainder of 2002 are estimated to range from approximately $12.0 million to $15.0 million. Our strategy, however, is to make other acquisitions, to expand our operating capabilities and expand into additional selected international areas. To the extent we are successful in identifying acquisition and expansion opportunities and have expanded our market share in those areas, we may require additional equity or debt financing depending on the size of any transaction.

        We have fixed debt service and lease payment obligations under notes payable and operating leases for which we have material contractual cash obligations. Interest rates on our debt vary from Prime less 0.5% to LIBOR plus 2.95%. The following table summarizes our long-term material contractual cash obligations (in millions):

	Remainder of 2002	2003	2004	2005	2006	Thereafter
Principal and interest payments on debt	$3,213	$12,638	$43,252	$25,300	$15,190	$14,868
Operating leases	529	2,122	2,124	2,132	2,122	4,008

	$3,742	$14,760	$45,376	$27,432	$17,312	$18,876

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
    •
    ability to realize carrying values of salvaged structures;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Our market risk exposures primarily include interest rate and exchange rate fluctuation on derivative and financial instruments as detailed below. Our market risk sensitive instruments are classified as "other than trading." The following sections address the significant market risks associated with our financial activities during the nine month period ended September 30, 2002. Our exposure to market risk as discussed below includes "forward-looking statements" and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in foreign currency exchange rates or interest rates.

        As of September 30, 2002 the carrying value of our long-term variable rate debt, including accrued interest, was approximately $101.5 million. The fair value of this debt approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates. Fair value was determined as noted above. A hypothetical 1% increase in the applicable interest rates as of September 30, 2002 would increase annual interest expense by approximately $1.0 million.

        In Mexico, we collect revenues and pay expenses in foreign currency. We manage foreign currency risk by attempting to contract as much foreign revenue as possible in U.S. dollars. Approximately 80% of our current contracts with Pemex are denominated in U.S. dollars. We receive payment in Mexican pesos equivalent to the U.S. dollars billed, which is converted to U.S. dollars that day or the following day. We recognized a $517,000 foreign currency loss due to activity in Mexico denominated in Mexican pesos and a decline of the Mexican peso compared to the U.S. dollar for the nine months ended September 30, 2002. We monitor the exchange rate of our foreign currencies in order to mitigate the risk from foreign currency fluctuations.

        The level of construction services required by a customer depends on the size of its capital expenditure budget for construction for the year. Consequently, customers that account for a significant portion of contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years.

Item 4. Controls and Procedures

        Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation and assurances of management, including the President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings.

        There have been no significant changes in Horizon's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
10.1	Horizon Offshore, Inc. 2002 Stock Incentive Plan(2)
10.2	Amendment No. 4 to Loan Agreement dated as of September 30, 2002, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc. and Southwest Bank of Texas, N.A.(3)
10.3
Amendment No. 3 to EXIM Guaranteed Loan Agreement dated as of September 30, 2002, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., Horizen, L.L.C., and Southwest Bank of Texas, N.A.(3)
(b)	Reports on Form 8-K:
On August 13, 2002, we filed a report on Form 8-K, reporting under item 5, announcing the earnings for the second quarter ended June 30, 2002.
On September 10, 2002, we filed a report on Form 8-K, reporting under item 5, announcing the award of a Southeast Asia project.
On September 16, 2002, we filed a report on Form 8-K, reporting under item 5, announcing international certifications.
On September 23, 2002, we filed a report on Form 8-K, reporting under item 5, announcing moderate damage to the Lone Star Horizon.
On September 24, 2002, we filed a report on Form 8-K, reporting under item 5, announcing the award of a contract by a subsidiary of El Paso Energy Partners.

(1)
Incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-43965).

(2)
Incorporated by reference to Exhibit A to our Definitive Schedule 14A filed on April 8, 2002.

(3)
Filed herewith.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON OFFSHORE, INC.
Date: November 14, 2002	By:	/s/ DAVID W. SHARP David W. Sharp Executive Vice President and Chief Financial Officer

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bill J. Lam, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Horizon Offshore, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

  (a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ BILL J. LAM Bill J. Lam President and Chief Executive Officer (Principal Executive Officer)

I, David W. Sharp, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Horizon Offshore, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

  (a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ DAVID W. SHARP David W. Sharp Executive Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        I, Bill J. Lam, Chief Executive Officer of Horizon Offshore, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

        1.    The Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2.    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the period covered by such Report.

/s/ BILL J. LAM Bill J. Lam Chief Executive Officer

        I, David W. Sharp, Chief Financial Officer of Horizon Offshore, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

        1.    The Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2.    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the period covered by such Report.

/s/ DAVID W. SHARP David W. Sharp Chief Financial Officer