Form 10-Q
period 2003-03-31
HORIZON OFFSHORE INC
filed 2003-05-15
CIK 1051431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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
(Zip code)

(713) 361-2600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [   ]

The number of shares of the registrant’s common stock, $1.00 par value per share, outstanding as of May 9, 2003 was 26,417,904.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Description	Page

Part I. Financial Information
Item 1. Financial Statements	3
Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	3
Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002	4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002	5
Notes to Consolidated Financial Statements	6-11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	21
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	21
Signature	23
Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	24-25
Exhibit 10.1 Amendment No. 8 to Loan Agreement
Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,665	$6,073
Accounts receivable-
Contract receivables	44,310	52,362
Costs in excess of billings	86,200	78,494
Affiliated parties	170	170
Other current assets	2,884	3,010

Total current assets	136,229	140,109
PROPERTY AND EQUIPMENT, net	264,419	257,847
INVENTORY	7,944	7,816
OTHER ASSETS	13,897	14,761

	$422,489	$420,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,955	$34,930
Accrued liabilities	10,295	10,641
Accrued job costs	45,052	54,866
Billings in excess of costs	604	602
Current maturities of long-term debt	8,322	8,262
Current taxes payable	423	423

Total current liabilities	99,651	109,724
LONG-TERM DEBT, net of current maturities	106,430	90,062
DEFERRED INCOME TAXES	7,509	9,072

Total liabilities	213,590	208,858
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 35,000,000 shares authorized, 27,290,582 shares issued	16,583	16,583
Additional paid-in capital	182,700	182,722
Retained earnings	15,405	18,353
Treasury stock, 882,658 and 912,207 shares, respectively	(5,789)	(5,983)

Total stockholders’ equity	208,899	211,675

	$422,489	$420,533

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	March 31,

	2003	2002

CONTRACT REVENUES	$67,061	$66,103
COST OF CONTRACT REVENUES	64,527	61,056

Gross profit	2,534	5,047
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,418	3,501

Operating income (loss)	(2,884)	1,546
OTHER:
Interest expense, net of amount capitalized	(1,543)	(1,023)
Interest income	11	25
Other income (expense), net	(42)	(2)

NET INCOME (LOSS) BEFORE INCOME TAXES	(4,458)	546
INCOME TAX PROVISION (BENEFIT)	(1,510)	169

NET INCOME (LOSS)	$(2,948)	$377

EARNINGS PER SHARE:
Net income (loss) per share — BASIC	$(0.11)	$0.02

Net income (loss) per share — DILUTED	$(0.11)	$0.02

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
BASIC	26,387,565	23,278,637
DILUTED	26,387,565	23,582,382

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,948)	$377
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation and amortization	4,135	3,229
Deferred income tax expense (benefit)	(1,563)	169
Expense recognized for issuance of treasury stock for 401(k) plan contributions	116	97
Stock compensation expense	56	—
Changes in operating assets and liabilities-
Accounts receivable	8,052	11,925
Costs in excess of billings	(7,706)	(14,436)
Billings in excess of costs	2	2,872
Inventory	(128)	—
Other assets	(412)	(2,814)
Accounts payable	25	6,033
Accrued liabilities	(1,864)	(419)
Accrued job costs	(9,814)	4,647

Net cash provided by (used in) operating activities	(12,049)	11,680
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and additions to property and equipment	(7,787)	(12,922)

Net cash used in investing activities	(7,787)	(12,922)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term debt	—	4,045
Principal payments on term debt	(2,072)	(1,909)
Borrowings on revolving credit facilities	42,000	14,000
Payments on revolving credit facilities	(23,500)	(20,000)
Stock option transactions and other	—	152

Net cash provided by (used in) financing activities	16,428	(3,712)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,408)	(4,954)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,073	7,864

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,665	$2,910

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,329	$1,434
Cash paid for income taxes	$53	$—
NON-CASH INVESTING ACTIVITIES:
Purchases and additions to property and equipment included in accrued liabilities	$1,518	$247

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated interim financial statements included herein have been prepared by Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (references to Horizon, we or us are intended to refer to Horizon Offshore, Inc. and its subsidiaries), and are unaudited, except for the balance sheet at December 31, 2002, which has been prepared from the audited consolidated financial statements. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2003, the statements of operations for the three months ended March 31, 2003 and 2002, and the statements of cash flows for the three months ended March 31, 2003 and 2002. Although management believes the unaudited interim related disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2003. The consolidated interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2002 Annual Report on Form 10-K.

Organization

     Horizon provides marine construction services for the offshore oil and gas industry. These services generally consist of laying, burying or repairing marine pipelines for the transportation of oil and gas; installing and salvaging production platforms and other marine structures; and performing pipe spooling services. Work is performed primarily on a fixed-price or day-rate basis or a combination thereof.

Significant Customers

     We have domestic and international operations in one industry segment, the marine construction service industry for offshore oil and gas companies. Iroquois Gas Transmission System LP accounted for 58.8% of our consolidated revenues for the quarter ended March 31, 2003. We completed two major projects for Pemex in 2002, and completed another project during the first quarter of 2003. Pemex accounted for 5.3% of our consolidated revenues for the three months ended March 31, 2003 compared to 40.0% of our consolidated revenues for the three months ended March 31, 2002.

     Chevron Nigeria, Ltd. accounted for 10.2% of consolidated revenues for the three months ended March 31, 2003. In late March 2003, Chevron Nigeria Ltd. temporarily suspended operations, including our services to them in Nigeria, due to ethnic unrest in the Niger Delta. We expected to be temporarily suspended from operations for approximately two weeks. However, due to the extended ethnic unrest and the approaching adverse weather season, we anticipate that our work will resume in mid-August 2003. There were no other customers accounting for more than 10% of consolidated revenues for the three months ended March 31, 2003.

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

Management must apply significant judgments in this process. Among the factors, but not fully inclusive of all factors, that may be considered by management in these processes are: the range of accounting policies permitted by accounting principles generally accepted in the United States; management’s understanding of our business; expected rates of business and operational change; sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. Among the most subjective judgments employed in the preparation of these financial statements are estimates of expected costs to complete construction projects, the collectibility of contract receivables and claims, the fair value of salvage inventory, the depreciable lives of and future cash flows to be provided by our equipment, the period and extent of maintenance and repairs of dry-docking activity and certain judgments regarding the nature of income and expenditures for tax purposes. We review all significant estimates on a recurring basis and record the effect of any necessary adjustments prior to publication of our financial statements. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date.

Revenue Recognition

     Construction contract revenues are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to the total estimated costs for each construction contract. We consider the percentage-of-completion method to be the best available measure of progress on these contracts. We follow the guidance of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” for our accounting policy relating to the use of the percentage-of-completion method, estimated costs and claim recognition for construction contracts. Contract revenue reflects the original contract price adjusted for agreed upon change orders and unapproved claims. We recognize unapproved claims only when the collection is deemed probable and if the amount can be reasonably estimated for purposes of calculating total profit or loss on long-term contracts. We record revenue and the unbilled receivable for claims to the extent of costs incurred and include no profit on claims recorded. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The asset “Costs in excess of billings” represents revenues recognized in excess of amounts billed as determined on an individual contract basis. The liability “Billings in excess of costs” represents amounts billed in excess of revenues recognized on an individual contract basis.

     For service contracts, revenues are recognized under SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” when all of the following criteria are met; persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price is fixed or determinable; and collectability is reasonably assured.

Cost Recognition

     Cost of contract revenues includes all direct material and labor costs and certain indirect costs, which are allocated to contracts based on utilization, such as supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred.

Interest Capitalization

     Interest is capitalized on the average amount of accumulated expenditures for equipment that is undergoing major modifications and refurbishment prior to being placed into service. Interest is capitalized using an effective rate based on related debt until the equipment is placed into service. Interest expense was net of $110,000 and $523,000 of capitalized interest for the three months ended March 31, 2003 and 2002, respectively.

Inventory

     Inventory consists of production platforms and other marine structures received from time to time as partial consideration from salvage projects performed in the U.S. Gulf of Mexico. No significant non-cash consideration was received during the three months ended March 31, 2003 and 2002. These structures are held for resale. The inventory is valued at amounts not in excess of the fair value of services provided. Horizon assesses the net realizable value of its inventory items at each balance sheet date. Inventory is classified as long-term due to the uncertain timing of its sale.

Stock-Based Compensation

     At March 31, 2003, we had two stock-based compensation plans. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” we have elected to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, for stock-based compensation grants to consultants, we recognize as compensation expense the fair market value of such grants as calculated pursuant to SFAS No. 123, amortized ratably over the lesser of the vesting period of the respective option or the individual’s expected service period. The following table illustrates the effect on net income (loss) and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended March 31,

	2003	2002

Net income (loss), as reported	$(2,948)	$377
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(482)	(782)

Pro forma net income (loss)	$(3,430)	$(405)

Earnings per share:
Basic — as reported	$(0.11)	$0.02
Basic — pro forma	$(0.13)	$(0.02)
Diluted — as reported	$(0.11)	$0.02
Diluted — pro forma	$(0.13)	$(0.02)

     To determine pro forma information as if we had accounted for the employee stock options under the fair-value method as defined by SFAS No. 123, we used the Black-Scholes method and assumed no dividends, as well as the following additional weighted average assumptions included in the following table.

	2003	2002

Option life (in years)	7	7
Volatility	77.5%	77.8%
Risk-free interest rate	3.52%	4.77%

     In January 2003, we granted options to three former directors to purchase 15,320 shares of common stock at an exercise price equal to the market price of the common stock on the date of grant. These options vested immediately, and $56,000 was recorded as compensation expense in the statement of operations for the three months ended March 31, 2003.

Reclassifications

     Certain prior period amounts have been reclassified to conform to the presentation shown in the consolidated interim financial statements as of March 31, 2003.

2. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2003	2002

Barges, vessels, and related equipment	$277,311	$268,770
Land and buildings	19,748	19,726
Machinery and equipment	245	245
Office furniture and equipment	5,794	5,554
Leasehold improvements	3,942	3,440

	307,040	297,735
Less — accumulated depreciation	(42,621)	(39,888)

Property and equipment, net	$264,419	$257,847

     During the three months ended March 31, 2003, we incurred $9.3 million of capital expenditures, including capitalized interest, primarily related to the upgrades of the Sea Horizon’s lift capacity to 1,200 tons and the design and fabrication of a 110-ton plow for the pipeline installation and burial project in Long Island Sound, New York.

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

     As of March 31, 2003, fixed assets totaling $7.8 million, excluding land, are not being depreciated as these assets are under construction and have not been placed into service.

3. STOCKHOLDERS’ EQUITY

Stock Offering

     In April 2002, we sold 3,000,000 shares of common stock in a public offering. We received $30.8 million after deducting the underwriting discount and expenses. We used $20.0 million to reduce indebtedness under our revolving credit facilities and the remainder was used for general corporate purposes.

Earnings Per Share

     Earnings per share data for all periods presented has been computed pursuant to SFAS No. 128, ''Earnings Per Share’’ that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2003, we had outstanding options covering an aggregate of 3,483,070 shares of common stock, of which 2,173,462 shares were exercisable. Excluded from the computation of diluted EPS are options to purchase 3,483,070 shares of common stock as of March 31, 2003 at a weighted average price of $7.42 per share and 755,145 shares of common stock as of March 31, 2002 at a weighted average price of $13.93 per share, as they would be anti-dilutive.

Treasury Stock

     During the three months ended March 31, 2003, we contributed 29,549 shares of treasury stock to our 401(k) Plan. As of March 31, 2003, our treasury stock consisted of 882,658 shares at a cost of $5.8 million.

4. RELATED PARTY TRANSACTIONS

     In August 1998, we entered into a master services agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates, L.P. and Elliott International, L.P., collectively our largest stockholder, to charter certain marine vessels from Odyssea. As of March 31, 2003, we owed Odyssea $3.9 million for charter services compared to $1.0 million at March 31, 2002. Odyssea billed Horizon and Horizon paid Odyssea for services rendered under the agreement as follows (in millions).

	Three Months Ended March 31,

	2003	2002

Amount billed to Horizon	$5.3	$4.4
Amount paid to Odyssea	$5.6	$3.9

5. NOTES PAYABLE

     As of March 31, 2003, we had approximately $114.8 million of total outstanding debt. This represents an approximate net increase of $16.4 million from December 31, 2002. Of the $114.8 million of outstanding debt, $49.4 million represents borrowings on our three revolving credit facilities and $65.4 million represents borrowings on seven term-debt facilities. At March 31, 2003, we had $13.3 million available under our three revolving credit facilities. Interest rates vary from Libor plus 2.5% to prime plus 1.0%. Our weighted average interest rate was 4.3% at March 31, 2003, and our term-debt borrowings currently require $690,000 in monthly principal payments.

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

     As a result of the depressed demand for marine construction services in the U.S. Gulf of Mexico and the estimated timing of the collection of our Pemex receivables, we have obtained amendments on our revolving credit facilities to provide additional financial flexibility by making our financial covenants related to our financial leverage less restrictive. We amended our revolving credit facilities to increase the financial ratio related to our financial leverage of debt to EBITDA (earnings before interest, taxes, depreciation, amortization) and to decrease the EBITDA to fixed charges ratio. We were in compliance with all of our amended debt covenants at March 31, 2003.

     During 2003, we have closely managed our cash position and borrowed funds to meet working capital requirements due to the delayed timing of the collection of our Pemex receivables and claims. We expect that our working capital and cash requirements will be largely influenced by the volume of our contract revenues. Our cash requirements are greatest at the start-up of a new project since we are required to incur mobilization expenses and complete all or a substantial portion of the project before receiving payment from the customer. We will require additional funds to supply the working capital needed to support any increase in contract revenues as long as we have significant amounts of working capital devoted to supporting our Pemex receivables and claims. We continue to explore financing options including additional asset based debt financings and private placements of debt. Based upon current and projected demand for our services and reduction in EBITDA, we anticipate that we will need to further amend our debt covenants in subsequent quarters during 2003. Our lenders could limit or restrict our access to future borrowings. We are currently in discussions with our lenders regarding our revolving credit facilities and any necessary amendments. Although there can be no assurance, we believe that we will be able to borrow additional funds in order to maintain necessary levels of operating liquidity.

6. CASUALTY LOSS

     On September 20, 2002, the pipelay barge, Lone Star Horizon, sustained electrical damage due to a fire while at anchor off Ciudad Del Carmen, Mexico. We have incurred costs totaling $5.6 million to repair the Lone Star Horizon. We maintain hull and machinery insurance to cover physical damage to our vessels. This insurance coverage provides for both a $0.5 million occurrence deductible and a $1.5 million annual aggregate deductible. During the third quarter of 2002, we recorded this $2.0 million loss as other expense, and we believe the insurance will cover the cost of the repairs. We collected an initial reimbursement of $1.3 million and included the $2.3 million remaining insurance claim in current assets as of March 31, 2003.

7. GEOGRAPHIC INFORMATION

     Horizon operates in the marine construction services industry. Geographic information relating to Horizon’s operations follows (in millions):

	Three Months Ended March 31,

	2003	2002

Revenues:
Domestic	$52.1	$25.8
Latin America	3.6	37.3
West Africa	6.9	—
Southeast Asia	4.1	2.8
Other	0.4	0.2

Total	$67.1	$66.1

Gross Profit:
Domestic	$1.0	$4.0
Latin America	(0.3)	3.4
West Africa	1.5	—
Southeast Asia	0.1	0.3
Other	0.2	0.1
Unallocated costs (1)	—	(2.8)

Total	$2.5	$5.0

	As of

	March 31,	December 31,
	2003	2002

Long-lived assets (2):
Domestic	$190.2	$168.4
Latin America	0.2	21.5
West Africa	19.8	19.6
Southeast Asia	40.3	34.3
Other	13.9	14.0

Total	$264.4	$257.8

(1)	Unallocated costs include support costs and operational overhead costs included in cost of contract revenues.

(2)	Long-lived assets include vessels, property and related marine equipment. Amounts reflect the location of the assets at March 31, 2003 and December 31, 2002. Equipment location changes as necessary to meet working requirements. Other identifiable assets include inventory and other long-term assets, and are primarily located in the Domestic geographic segment. Goodwill is included in the Latin America geographic segment.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

     You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our 2002 Annual Report on Form 10K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ from those expressed or implied by the forward-looking statements.

General

     We provide marine construction services for the offshore oil and gas industry in the U.S. Gulf of Mexico, Latin America, Southeast Asia and West Africa. We have twelve vessels in our marine fleet that are currently operational.

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

     We follow the guidance of AICPA SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” relating to the use of the percentage-of-completion method, estimating costs and claim recognition for construction contracts. Contract revenue reflects the original contract price adjusted for agreed upon change orders and unapproved claims. We recognize unapproved claims only when the collection is deemed probable and if the amount can be reasonably estimated for purposes of calculating total profit or loss on long-term contracts. We record revenue for claims to the extent of costs incurred and include no profit on claims recorded.

     For service contracts, revenues are recognized under SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” when all of the following criteria are met; persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price is fixed or determinable; and collectability is reasonably assured.

Cost Recognition

     Cost of contract revenues includes all direct material and labor costs and certain indirect costs, such as supplies, tools, repairs and depreciation, which are allocated to contracts based on asset utilization. Selling, general and administrative costs are charged to expense as incurred.

Accounts Receivable

     We have significant investments in billed and unbilled receivables as of March 31, 2003. At March 31, 2003, we had $9.3 million in contract receivables and $63.1 million in costs in excess of billings from Pemex, including $55.0 million in claims related to weather and other delays, totaling $72.4 million. We believe our receivables are realizable; however, any changes will be recognized in the period in which they are determined. We have historically not experienced any significant losses on receivables, but significant losses would adversely affect our financial position and results of operations.

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

     We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Based on our analysis of the estimated future cash flows for our long-term assets, we recognized a $9.9 million impairment loss related to the Phoenix Horizon under SFAS No. 144 for the year ended December 31, 2002. Our planned use of the Phoenix Horizon changed during the fourth quarter of 2002 based on capital requirements and the projected utilization of our operating fleet to meet current market demands, which we expect to continue for at least the first half of 2003. During the fourth quarter, management determined not to invest in the improvements required to place the Phoenix Horizon into service due to the availability of other operational assets to address current market demands. No impairments were recognized for the quarters ended March 31, 2003 and 2002.

Other Assets

     Dry-dock costs are direct costs associated with scheduled major maintenance on the marine construction vessels. Costs incurred in connection with dry-dockings are deferred and amortized over the five-year cycle to the next scheduled dry-docking. On June 29, 2001, AICPA issued an exposure draft of a proposed SOP, “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment.” If adopted, we would be required to expense regulatory maintenance cost on our vessels as incurred. We incurred and capitalized dry-dock costs of $0.2 million and $3.1 million for the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003, deferred dry-dock costs totaled $12.1 million. Expensing dry-dock costs would likely result in greater variability of our quarterly operating results as a substantial portion of our dry-dock activities take place during the first and fourth quarters.

Stock-Based Compensation

     Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” we have elected the method that requires disclosure of stock-based compensation. Because of this election, we account for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, for stock-based compensation grants to consultants, we recognize as compensation expense the fair market value of such grants as calculated pursuant to SFAS No. 123, amortized ratably over the lesser of the vesting period of the respective option or the individual’s expected service period.

     In January 2003, we granted options to three former directors to purchase 15,320 shares of common stock at an exercise price equal to the market price of the common stock on the date of grant. These options vested immediately, and $56,000 was recorded as compensation expense in the statement of operations for the three months ended March 31, 2003.

     It is expected in the future that the FASB will require expensing of stock options issued based upon their fair values. Should this rule be implemented, we may be subject to significant stock compensation expense each quarter.

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

Recent Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. The adoption of this standard will not have a significant impact on our consolidated financial statements.

     On June 29, 2001, the AICPA issued an exposure draft of a proposed SOP, “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment.” This proposed SOP would change, among other things, the method by which companies would account for normal, recurring or periodic repairs and maintenance costs related to “in service” fixed assets. It would require that these types of expenses be recognized when incurred rather than recognizing expense for these costs while the asset is productive. We are assessing the impact of the change should this SOP be adopted. If adopted, we would be required to expense regulatory maintenance cost on our vessels as incurred. We currently capitalize a significant portion of these costs and amortize them over the future periods they are expected to benefit. We incurred and capitalized dry-dock costs of $0.2 million and $3.1 million for the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003, deferred dry-dock costs totaled $12.1 million. Expensing dry-dock costs would likely result in greater variability of our quarterly operating results as a substantial portion of our dry-dock activities take place during the first and fourth quarters.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating the impact of the adoption of FIN 46 and do not anticipate that it will have a material effect on our results of operations or financial position.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and should be applied prospectively. The provisions of SFAS No. 149 that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. We do not expect the impact of adoption of SFAS No. 149 to have a material effect on our results of operations or financial position.

Results of Operations

     The discussion below describes our results of operations. During the first quarter of 2003, revenues related to the pipeline installation and burial project in Long Island Sound, New York for Iroquois Gas Transmission System LP accounted for 58.8% of our consolidated revenues. We were awarded the contract to install 35 miles of 24-inch diameter pipe to transport natural gas from Northport, Long Island to Hunts Point, New York via the Long Island Sound and East River. We mobilized the Gulf Horizon to begin construction of this pipeline in May 2002. Preparations for the project included the extensive environmental training of personnel. The Gulf Horizon was upgraded for inclement weather conditions and for the addition of automatic welding equipment. This pipeline installation also included the design, fabrication and use of a 110-ton plow to bury the 24-inch pipeline below the seabed and riverbed.

     Construction activities commenced in November 2002, and we expect to substantially complete the project during the second quarter of 2003.

     Lower profit margins on the Long Island Sound project and reduced vessel utilization contributed to a decrease in gross profit for the first quarter of 2003. In addition, our profit margins in the U.S. Gulf of Mexico remained under competitive pressure during the quarter due to reduced industry demand for our services. We also experienced lower margins on vessels operating in the northern U.S. Gulf of Mexico because of downtime due to unusually adverse weather conditions. We believe our expansion into Southeast Asia and West Africa will provide some measure of counter-seasonal balance to the effect of adverse winter weather conditions in the U.S. Gulf of Mexico and Latin America. We will continue to pursue international construction projects in Mexico, Latin America, Southeast Asia and West Africa.

     The Brazos Horizon began work on a major portion of Chevron Nigeria Ltd.’s Escravos Offshore Pipeline and Structural Installation two-year program in January 2003. Chevron Nigeria, Ltd. accounted for 10.2% of our consolidated revenues for the first quarter of 2003. In late March 2003, Chevron Nigeria, Ltd. temporarily suspended operations in Nigeria, including construction on this project, due to ethnic unrest in the Niger Delta. We expected to be temporarily suspended from operations for approximately two weeks. However, due to the extended ethnic unrest and the approaching adverse weather season, we anticipate that our work will resume in mid-August 2003. We expect the suspension of operations to adversely affect our operating results for the second quarter of 2003.

     During 2002, we completed two projects for Pemex utilizing the Atlantic Horizon, Lone Star Horizon and Pearl Horizon. We began another project for Pemex in May 2002 which we completed during the first quarter of 2003. Pemex accounted for 5.3% of consolidated revenues for the first quarter of 2003, compared with 40.0% for the first quarter of 2002. Our receivables from Pemex continue to impact our liquidity and operating cash flows. As of March 31, 2003, we had $72.4 million of Pemex receivables, consisting of contract receivables of $9.3 million and costs in excess of billings of $63.1 million.

     Cumulative revenues recognized from 2000 through March 2003 on all Pemex projects in Mexico total $290.4 million, including $57.0 million of claims made under three Pemex contracts for extra work related to interferences, interruptions and other delays. Of the $57.0 million of claims, $54.2 million related to our second major project for Pemex, EPC 64, which was completed during the fourth quarter of 2002. The remaining $2.8 million of claims relates to two more recent projects for Pemex. Our claims related to the Pemex projects are not unusual and arise primarily from client delays and changes in the initial scope of work.

     A summary of the balance of our Pemex claims that are reflected as costs in excess of billings on our balance sheet are as follows (in millions):

Claims included in 2001 revenue	$42.8
Claims included in 2002 revenue	14.2

Total claims	57.0
Claims billed to Pemex	(4.0)

Claims included in costs in excess of billings as of March 31, 2003	$53.0

     There were no claims related to Pemex included in revenues for the three months ended March 31, 2003.

     During November 2002, we engaged a consulting firm in Mexico to assist us in the administration of our Pemex claims. After considering the time necessary for the consultants to comply with Pemex’s requirements and communication with new Pemex management, we believe that it will take longer to process and collect these claims than previously expected. We now expect to formally submit these claims in accordance with Pemex’s requirements through the second quarter of 2003, with collections expected by the end of the third quarter of 2003. The unapproved claims we have included as revenue through December 31, 2002 are expected to be substantially less than the actual claims to be presented to Pemex, and we believe we will collect more than the claim amounts recorded. However, there is a risk that the unapproved claims we have recognized as revenue may not be collected in full. Should these unapproved claims become uncollectible based upon subsequent events, we will recognize a loss in our financial statements at that time. There may be factors other than the submission, review and approval of our claims which are outside our control that may impact the ultimate collectibility of these amounts. We have considered these factors including changes that have occurred related to Pemex employees involved in the project, the operating structure of Pemex, and the political and economic conditions in Mexico in assessing the collectibility of these amounts.

     As of April 30, 2003, our backlog totaled approximately $111.8 million compared to our backlog at December 31, 2002 of approximately $123.6 million. This change is attributable to our execution of contract activity during that period.

Quarter Ended March 31, 2003 Compared to the Quarter Ended March 31, 2002

     Contract Revenues. Contract revenues were $67.1 million for the quarter ended March 31, 2003, compared to $66.1 million for the quarter ended March 31, 2002. The decline in revenues from the projects in Mexico was offset by revenues from the pipeline installation and burial project in Long Island Sound and by the project in Nigeria.

     Gross Profit. Gross profit was $2.5 million (3.8% of contract revenues) for the quarter ended March 31, 2003, compared to gross profit of $5.0 million (7.6% of contract revenues) for 2002. Lower profit margins on the pipeline installation and burial project in Long Island Sound and reduced vessel utilization during the first quarter of 2003 contributed to the decrease in gross profit. In addition, unusually adverse weather conditions during the first quarter of 2003, and resulting downtime and revenues recorded for such events, lowered the overall profit margins. Gross profit for the first quarter of 2003 was benefited by certain repair work related to Builders’ Risk insurance claims on our behalf and certain of our customers. The profit margins on the Pemex projects, which accounted for a greater percentage of revenues in 2002, were higher than profit margins on other contracts in 2003.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.4 million (8.1% of contract revenues) for the three months ended March 31, 2003, compared with $3.5 million (5.3% of contract revenues) for the first quarter of 2002. The increase primarily relates to costs associated with international operations of $1.6 million for 2003 compared to $0.4 million for 2002, and additional depreciation expense for corporate fixed assets placed into service during the second half of 2002 and first quarter of 2003.

     Interest Expense. Interest expense was $1.5 million for the three months ended March 31, 2003, net of $0.1 million interest capitalized, and $1.0 million for the same period last year, net of $0.5 million interest capitalized. Our total outstanding debt was $114.8 million at March 31, 2003, compared to $115.2 million at March 31, 2002. Interest expense increased due to higher average outstanding balances on revolving credit facilities, additional amortization of prepaid loan fees and a decrease in interest capitalization in 2003.

     Interest Income. Interest income on cash investments for the three months ended March 31, 2003 was $11,000 compared to $25,000 for the three months ended March 31, 2002.

     Other Income (Expense), Net. Other income (expense) for the three months ended March 31, 2003, primarily consisted of approximately $47,000 of foreign currency loss due to activity in Mexico denominated in Mexican pesos and a decline of the U.S. dollar compared to the Mexican peso, and approximately $5,000 of miscellaneous income.

     Other income (expense) for the quarter ended March 31, 2002 primarily consisted of approximately $3,000 of foreign currency gain, other expense of approximately $32,000 related to our Cal Dive joint venture and approximately $27,000 other income related to administrative fees related to our Cal Dive joint venture.

     Income Taxes. We use the liability method of accounting for income taxes. For the quarter ended March 31, 2003, we recorded a federal income tax benefit of $(1.5) million, at a net effective rate of 33.9% on pre-tax net loss of $(4.5) million. For the quarter ended March 31, 2002, we recorded a federal income tax provision of $0.2 million, at a net effective rate of 31.0% on pre-tax net income of $0.5 million. The difference from the statutory rate is due to the application of the extraterritorial income exclusion for income earned primarily in Mexico and parts of Southeast Asia. The exclusion allows us to exclude a qualifying portion of income earned outside the United States for tax purposes. The impact of this exclusion on future periods will vary depending upon the amount of qualifying income earned outside the United States and changes in tax rules.

     Net Income (Loss). Net loss for the quarter ended March 31, 2003 was $(2.9) million, or $(0.11) per share-diluted. This compares with net income of $0.4 million, or $0.02 per share-diluted for the quarter ended March 31, 2002.

Liquidity and Capital Resources

     Our primary liquidity needs are to provide working capital to support our projects and other operations and to fund acquisitions and improvements to the fleet necessary to expand operations. We had $36.6 million of working capital at March 31, 2003 compared to $30.4 million of working capital at December 31, 2002. The increase in working capital was primarily attributable to a decrease in accrued job costs primarily due to the substantial completion of contracts and the decline in vessel utilization.

     Our receivables from Pemex continue to impact our liquidity and operating cash flows. As of March 31, 2003, we had contract receivables of $9.3 million and costs in excess of billings of $63.1 million from Pemex totaling $72.4 million. The significant delays between the completion of the work and when it is billed and collected are caused by Pemex’s rigid requirements on the submission, review and approval of invoices and documentation prior to their payment of contract claims and change orders. As of March 31, 2003, there were $57.0 million of claims made under three current Pemex contracts for extra work related to interferences, interruptions and other delays.

     Of the $57.0 million of claims, $54.2 million of claims relate to our most significant contract with Pemex, the EPC 64 contract in the Cantarell field. Pemex extended the EPC 64 contract, which had an original value of $41.0 million, and substantially increased the scope of our operations in the Cantarell field. As a result, this project was subject to greater interruptions due to weather conditions and standby time as other contractors completed their work. From 2000 through March 31, 2003, cumulative revenues recognized related to the EPC 64 contract totaled $194.4 million. The claims on the EPC 64 contract could not be submitted in accordance with Pemex requirements until all work was completed in the fourth quarter of 2002.

     Cash used in operations was $12.0 million for the first quarter of 2003 compared to cash provided by operations of $11.7 million for the first quarter of 2002. The increase in funds used in operating activities is primarily attributable to the decrease in accrued job costs and the net loss before income tax benefit of $4.5 million for the three months ended March 31, 2003.

     At March 31, 2003, we had approximately $114.8 million of total outstanding debt. This represents an approximate net increase of $16.4 million from December 31, 2002 primarily due to additional borrowings to meet working capital needs during the first quarter of 2003. Of the $114.8 million of outstanding debt, $49.4 million represents borrowings on our three revolving credit facilities and $65.4 million represents borrowings on seven term-debt facilities. At March 31, 2003, we had $13.3 million available under our three revolving credit facilities, which we have subsequently borrowed. Interest rates vary from Libor plus 2.5% to prime plus 1.0%. Our weighted average interest rate was 4.3% at March 31, 2003, and our term-debt borrowings currently require $690,000 in monthly principal payments. Current maturities of long-term debt were $8.3 million as of March 31, 2003.

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

     As a result of the depressed demand for marine construction services in the U.S. Gulf of Mexico and the estimated timing of the collection of our Pemex receivables, we have obtained amendments on our revolving credit facilities to provide additional financial flexibility by making our financial covenants related to our financial leverage less restrictive. We amended our revolving credit facilities to increase the financial ratio related to our financial leverage of debt to EBITDA (earnings before interest, taxes, depreciation, amortization) and to decrease the EBITDA to fixed charges ratio. We were in compliance with all of our amended debt covenants at March 31, 2003.

     During 2003, we have closely managed our cash position and borrowed funds to meet working capital requirements due to the delayed timing of the collection of our Pemex receivables and claims. We expect that our working capital and cash requirements will be largely influenced by the volume of our contract revenues. Our cash requirements are greatest at the start-up of a new project since we are required to incur mobilization expenses and complete all or a substantial portion of the project before receiving payment from the customer. We will require additional funds to supply the working capital needed to support any increase in contract revenues as long as we have significant amounts of working capital devoted to supporting our Pemex receivables and claims. We continue to explore financing options including additional asset based debt financings and private placements of debt. Based upon current and projected demand for our services and reduction in EBITDA, we anticipate that we will need to further amend our debt covenants in subsequent quarters during 2003. Our lenders could limit or restrict our access to future borrowings. We are currently in discussions with our lenders regarding our revolving credit facilities and any necessary amendments. Although there can be no assurance, we believe that we will be able to borrow additional funds in order to maintain necessary levels of operating liquidity.

     We have fixed debt service and lease payment obligations under notes payable and operating leases for which we have material contractual cash obligations. Interest rates on our debt vary from Libor plus 2.5% to prime plus 1.0%. The following table summarizes our long-term material contractual cash obligations (in millions):

	Remainder of 2003	2004	2005	2006	2007	Thereafter

Principal and interest payments on debt	$9,926	$60,786	$25,128	$15,009	$3,309	$11,207
Operating leases	2,010	2,510	2,504	2,341	2,347	2,489

	$11,936	$63,296	$27,632	$17,350	$5,656	$13,696

     We completed the construction of a spooling facility at our marine base in Port Arthur, Texas in the first quarter of 2002. The facility can be used to provide pipe spooling services to other contractors and to our joint venture with Cal Dive. We successfully completed two spooling projects in 2002 and commenced a third spool job in December 2002 that was successfully completed in the first quarter of 2003. The joint venture, which has not commenced operations, was formed to charter from Cal Dive the Intrepid, a 374-foot dynamically positioned multi-service vessel, with reel pipelaying equipment. If both Cal Dive and Horizon decide to commence joint venture operations, the joint venture would be jointly managed and staffed, and we would be required to contribute approximately $8 million for the design, construction and installation of reel pipelaying equipment on the Intrepid that was completed in 2002. Based on current market conditions, we do not know when, or if, the joint venture will become operational.

     Planned capital expenditures for the remainder of 2003 are estimated to range from approximately $10 million to $12 million largely related to vessel improvements. These expenditures will depend upon available funds, work awarded and future operating activity. Our strategy, however, is to make other acquisitions, to expand our operating capabilities and to expand into additional selected international areas. To the extent we are successful in identifying acquisition and expansion opportunities and have expanded our market share in those areas, we may require additional equity or debt financing depending on the size of any transaction.

Forward-Looking Statements

     In addition to historical information, Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements regarding events and financial trends that may affect our future operating results and financial position. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

•	Pemex’s approval of claims and the outcome of these claims, and our ability to manage our liquidity needs pending the timing of collection of our receivables and claims from Pemex;

•	expected loan covenant noncompliance and the need for additional financing;

•	industry volatility, including the level of capital expenditures by oil and gas companies due to fluctuations in the price and perceptions of the future price of oil and gas;

•	risks of growth strategy, including the risks of rapid growth;

•	operating hazards, including the unpredictable effect of natural occurrences on operations and the significant possibility of accidents resulting in personal injury and property damage;

•	the highly competitive nature of the marine construction business;

•	dependence on the continued strong working relationships with significant customers operating in the U.S. Gulf of Mexico;

•	seasonality of the offshore construction industry in the U.S. Gulf of Mexico;

•	ability to realize carrying values of salvaged structures;

•	contract bidding risks;

•	percentage-of-completion accounting;

•	successful negotiation and collection of contract claims;

•	continued active participation of our executive officers and key operating personnel;

•	the effect on our performance of regulatory programs and environmental matters;

•	risks involved in the expansion of our operations into international offshore oil and gas producing areas;

•	risks involved in joint venture operations, including difficulty in resolving disputes with present partners or reaching agreements with future partners; and

•	a terrorist attack and future wars.

     Many of these factors are beyond our ability to control or predict. We caution investors not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update the forward-looking statements contained in this report, whether as a result of receiving new information, the occurrence of future events or otherwise.

     These and other uncertainties related to the business are described in detail under the heading “Cautionary Statements” in our 2002 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our market risk exposures primarily include interest rate and exchange rate fluctuation on financial instruments as detailed below. Our market risk sensitive instruments are classified as “other than trading.” The following sections address the significant market risks associated with our financial activities during the three months ended March 31, 2003. Our exposure to market risk as discussed below includes

“forward-looking statements” and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in foreign currency exchange rates or interest rates.

     As of March 31, 2003, the carrying value of our debt, including $0.1 million of accrued interest, was approximately $114.9 million. The fair value of this debt approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates. A hypothetical 1% increase in the applicable interest rates as of March 31, 2003 would increase annual interest expense by approximately $1.1 million.

     We collect revenues and pay local expenses in foreign currency. We manage foreign currency risk by attempting to contract as much foreign revenue as possible in U.S. dollars. We monitor the exchange rate of our foreign currencies in order to mitigate the risk from foreign currency fluctuations. Additional exposure could occur as we expand internationally. Approximately 80% of our current contracts with Pemex is denominated in U.S. dollars. We receive payment in Mexican pesos equivalent to the U.S. dollars billed, which is converted to U.S. dollars that day or the following day. Our contracts in Mexico also typically provide some protection from declining exchange rates on the portion of the contract revenues denominated in foreign currency. We recognized a $47,000 foreign currency loss due to activity in Mexico denominated in Mexican pesos and a decline of the U.S. dollar compared to the Mexican peso for the three months ended March 31, 2003.

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

     There have been no significant changes in Horizon’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation. There were no significant deficiencies of material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Bylaws of the Company (1)

10.1	Amendment No. 8 to Loan Agreement dated as of May 13, 2003, among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., Horizon Offshore, Inc., The CIT Group/Equipment Financing Inc., as agent, and the other lenders specified therein (2)

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(b)	Reports on Form 8-K:

On January 6, 2003, we filed a report on Form 8-K, reporting under item 7, announcing changes to our board of directors.

On January 13, 2003, we filed a report on Form 8-K, reporting under item 7, announcing the election of Phil D. Wedemeyer to our board of directors.

On January 22, 2003, we filed a report on Form 8-K, reporting under item 7, announcing the election of Ken R. LeSuer to our board of directors.

On March 7, 2003, we filed a report on Form 8-K, reporting under item 7, announcing earnings guidance for the quarter ending December 31, 2002, and for the first quarter of fiscal 2003.

[1] Incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-43965).

[2] Filed herewith.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON OFFSHORE, INC.

Date: May 14, 2003	/s/ David W. Sharp

David W. Sharp
Executive Vice President and Chief Financial Officer

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
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

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “ Evaluation Date” ); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Bill J. Lam

Bill J. Lam
President and Chief Executive Officer (Principal Executive Officer)

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “ Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ David W. Sharp

David W. Sharp Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Bylaws of the Company (1)

10.1	Amendment No. 8 to Loan Agreement(2)

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

[1] Incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-43965).

[2] Filed herewith.