Form 10-Q
period 2003-06-30
HORIZON OFFSHORE INC
filed 2003-08-14
CIK 1051431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

or

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

Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑          No ☐

      The number of shares of the registrant’s common stock, $1.00 par value per share, outstanding as of August 11, 2003 was 26,444,257.

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II -- OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
INDEX TO EXHIBITS
Loan Agreement
Amendment No.1 to Loan Agreement
Loan Agreement
Amendment No.2 to Credit Agreement
Employment & Non- Competition Agreement - D. Sharp
Emplyment & Non-Competition Agreement - W. Gibbens
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)

	(In thousands,
	except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,276	$6,073
Accounts receivable —
Contract receivables	57,075	52,362
Costs in excess of billings	82,378	78,494
Affiliated parties	170	170
Other current assets	2,404	3,010

Total current assets	160,303	140,109
PROPERTY AND EQUIPMENT, net	263,880	257,847
INVENTORY	7,944	7,816
OTHER ASSETS	14,367	14,761

	$446,494	$420,533

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$29,203	$34,930
Accrued liabilities	8,142	10,641
Accrued job costs	48,489	54,866
Billings in excess of costs	1,203	602
Current maturities of long-term debt	41,197	8,262
Related party debt	15,000	—
Current taxes payable	1,040	423

Total current liabilities	144,274	109,724
LONG-TERM DEBT, net of current maturities	96,905	90,062
DEFERRED INCOME TAXES, net	201	9,072

Total liabilities	241,380	208,858
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 35,000,000 shares authorized, 27,290,582 shares issued	16,583	16,583
Additional paid-in capital	182,803	182,722
Retained earnings	11,348	18,353
Treasury stock, 856,934 and 912,207 shares, respectively	(5,620)	(5,983)

Total stockholders’ equity	205,114	211,675

	$446,494	$420,533

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Unaudited)
	(In thousands, except share and per share data)
CONTRACT REVENUES	$57,928	$64,291	$124,989	$130,394
COST OF CONTRACT REVENUES	58,678	54,751	123,205	115,807

Gross profit	(750)	9,540	1,784	14,587
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,481	4,391	11,899	7,892

Operating income (loss)	(7,231)	5,149	(10,115)	6,695
OTHER:
Interest expense, net of amount capitalized	(2,405)	(960)	(3,948)	(1,983)
Interest income	10	28	21	53
Other income (expense), net	(658)	(428)	(700)	(430)

NET INCOME (LOSS) BEFORE INCOME TAXES	(10,284)	3,789	(14,742)	4,335
INCOME TAX PROVISION (BENEFIT)	(6,227)	1,175	(7,737)	1,344

NET INCOME (LOSS)	$(4,057)	$2,614	$(7,005)	$2,991

EARNINGS PER SHARE:
Net income (loss) per share — BASIC	$(0.15)	$0.10	$(0.27)	$0.12

Net income (loss) per share — DILUTED	$(0.15)	$0.10	$(0.27)	$0.12

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
BASIC	26,417,147	26,260,395	26,402,438	24,777,753
DILUTED	26,417,147	26,925,664	26,402,438	25,269,999

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2003	2002

	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,005)	$2,991
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Depreciation and amortization	9,294	7,004
Deferred income tax expense (benefit)	(8,871)	1,344
Expense recognized for issuance of treasury stock for 401(k) plan contributions	232	203
Stock compensation expense	212	—
Loan prepayment penalty financed through additional debt	569	—
Changes in operating assets and liabilities —
Accounts receivable	(4,713)	1,293
Costs in excess of billings	(3,884)	7,194
Billings in excess of costs	601	(204)
Inventory	(128)	(1,557)
Other assets	(1,142)	(3,655)
Accounts payable	(5,727)	23,947
Accrued liabilities	(6,570)	(6,012)
Accrued job costs	(6,377)	(18,720)
Current taxes payable	556	—

Net cash provided by (used in) operating activities	(32,953)	13,828
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and additions to property and equipment	(8,412)	(22,679)

Net cash used in investing activities	(8,412)	(22,679)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term debt	16,362	4,045
Principal payments on term debt	(4,169)	(3,948)
Borrowings under revolving credit facilities	66,516	56,524
Payments on revolving credit facilities	(39,500)	(83,300)
Borrowings under related party debt	15,000	—
Loan fees	(641)	(155)
Proceeds from issuance of common stock, net	—	30,844
Stock option transactions and other	—	282

Net cash provided by financing activities	53,568	4,292

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,203	(4,559)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,073	7,864

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,276	$3,305

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,948	$2,774
Cash paid for income taxes	$578	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases and additions to property and equipment included in accrued liabilities	$4,132	$7,281
Repayment of debt with proceeds from additional term debt	$14,069	$—

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

      The consolidated interim financial statements included herein have been prepared by Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (references to Horizon, we or us are intended to refer to Horizon Offshore, Inc. and its subsidiaries), and are unaudited, except for the balance sheet at December 31, 2002, which has been prepared from the audited consolidated financial statements. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2003, the statements of operations for the three and six months ended June 30, 2003 and 2002, and the statements of cash flows for the six months ended June 30, 2003 and 2002. Although management believes the unaudited interim related disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2003. The consolidated interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2002 Annual Report on Form 10-K.

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

Significant Customers

      We have domestic and international operations in one industry segment, the marine construction service industry for offshore oil and gas companies. Customers accounting for more than 10% of consolidated revenues for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

Customer	2003	2002	2003	2002

Company A	27.8%	6.5%	44.5%	3.2%
Company B	24.1%	—	14.4%	—
Company C	10.4%	3.6%	9.7%	4.1%
Company D	16.0%	—	7.4%	—
Company E	—	10.6%	—	12.3%

In addition to the list in the table above, Petróleos Mexicanos (Pemex) accounted for 0.1% and 2.9% of revenues for the three and six months ended June 30, 2003 compared to 38.9% and 39.1% for the three and six months ended June 30, 2002, respectively. There were no other customers accounting for more than 10% of consolidated revenues for the three and six months ended June 30, 2003 and 2002.

      The level of construction services required by a customer depends on the size of their capital expenditure budget for construction for the year. Consequently, customers that account for a significant portion of contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Capitalization

      Interest is capitalized on the average amount of accumulated expenditures for equipment that is undergoing major modifications and refurbishment prior to being placed into service. Interest is capitalized using an effective rate based on related debt until the equipment is placed into service. Interest expense for the three and six months ended June 30, 2003 was net of $13,000 and $123,000 of capitalized interest, respectively. Interest expense for the three and six months ended June 30, 2002 was net of $490,000 and $1,013,000 of capitalized interest, respectively.

Accounts Receivable

      We have significant investments in billed and unbilled receivables as of June 30, 2003. At June 30, 2003, we had $2.3 million in contract receivables and $61.6 million in costs in excess of billings from Pemex, including $53.0 million in claims related to weather and other delays, totaling $63.9 million. We believe our receivables are realizable; however, any changes will be recognized in the period in which they are determined. We have historically not experienced any significant losses on receivables, but significant losses would adversely affect our financial position and results of operations and perhaps our overall liquidity.

     Inventory

      Inventory consists of production platforms and other marine structures received from time to time as partial consideration from salvage projects performed in the U.S. Gulf of Mexico. No significant non-cash consideration was received during the six months ended June 30, 2003 and 2002. These structures are held for resale. The inventory is valued at amounts not in excess of the fair value of services provided. Horizon assesses the net realizable value of its inventory items at each balance sheet date. Inventory is classified as long-term due to the uncertain timing of its sale.

Other Assets

      Dry-dock costs are direct costs associated with scheduled major maintenance on the marine construction vessels. Costs incurred in connection with dry-dockings are deferred and amortized over the five-year cycle to the next scheduled dry-docking. On June 29, 2001, AICPA issued an exposure draft of a proposed SOP, “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment.” If adopted, we would be required to expense regulatory maintenance cost on our vessels as incurred. We incurred and capitalized dry-dock costs of $1.4 million and $3.8 million for the six months ended June 30, 2003 and 2002, respectively. As of June 30, 2003, deferred dry-dock costs totaled $12.4 million. Expensing dry-dock costs would likely result in greater variability of our quarterly operating results as a substantial portion of our dry-dock activities take place during the first and fourth quarters.

Stock-Based Compensation

      At June 30, 2003, we had two stock-based compensation plans. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” we have elected to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, for stock-based compensation grants to non-employees, we recognize as compensation expense the fair market value of such grants as calculated pursuant to SFAS No. 123, amortized ratably over the lesser of the vesting period of the respective option or the individual’s expected

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

service period. The following table illustrates the effect on net income (loss) and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$(4,057)	$2,614	$(7,005)	$2,991
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(463)	(1,314)	(945)	(2,096)

Pro forma net income (loss)	$(4,520)	$1,300	$(7,950)	$895

Earnings per share:
Basic — as reported	$(0.15)	$0.10	$(0.27)	$0.12
Basic — pro forma	$(0.17)	$0.05	$(0.30)	$0.04
Diluted — as reported	$(0.15)	$0.10	$(0.27)	$0.12
Diluted — pro forma	$(0.17)	$0.05	$(0.30)	$0.04

      To determine pro forma information as if we had accounted for the employee stock options under the fair-value method as defined by SFAS No. 123, we used the Black-Scholes method and assumed no dividends, as well as the following additional weighted average assumptions included in the following table:

	2003	2002

Option life (in years)	7	7
Volatility	77.6%	77.8%
Risk-free interest rate	3.51%	4.77%

      In January 2003, we granted options to three former directors to purchase 15,320 shares of common stock at an exercise price equal to the market price of the common stock on the date of grant. These options vested immediately, and $56,000 was recorded as compensation expense in the statements of operations during the first quarter of 2003. Also, we recorded an additional $156,000 as compensation expense in the statements of operations during the second quarter of 2003 related to the remeasurement of options in connection with the resignation of a key employee.

Reclassifications

      Certain prior period amounts have been reclassified to conform to the presentation shown in the consolidated interim financial statements as of June 30, 2003.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Property and Equipment

      Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2003	2002

Barges, vessels and related equipment	$280,349	$268,770
Land and buildings	19,732	19,726
Machinery and equipment	245	245
Office furniture and equipment	5,837	5,554
Leasehold improvements	4,116	3,440

	310,279	297,735
Less — accumulated depreciation	(46,399)	(39,888)

Property and equipment, net	$263,880	$257,847

      During the six months ended June 30, 2003, we incurred $12.5 million of capital expenditures, including capitalized interest, primarily related to the upgrades of the Sea Horizon’s lift capacity to 1,200 tons, the Pacific Horizon’s main hoist equalizer and the design and fabrication of a 110-ton plow used for the pipeline installation and burial project in the Northeastern U.S.

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

Earnings Per Share

      Earnings per share data for all periods presented has been computed pursuant to SFAS No. 128, “Earnings Per Share” that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2003, we had outstanding options covering an aggregate of 3,495,718 shares of common stock, of which 2,271,392 shares were exercisable. Excluded from the computation of diluted EPS are options to purchase 3,495,718 shares of common stock as of June 30, 2003 at a weighted average price of $7.35 per share and 760,145 shares of common stock as of June 30, 2002 at a weighted average price of $14.11 per share, as they would be anti-dilutive.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

      During the six months ended June 30, 2003, we contributed 55,273 shares of treasury stock to our 401(k) Plan. As of June 30, 2003, our treasury stock consisted of 856,934 shares at a cost of $5.6 million.

4.	Related Party Transactions

      In August 1998, we entered into a master services agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates, L.P. (Elliott Associates) and Elliott International, L.P. (Elliott International), collectively our largest stockholder owning 15.8% of our outstanding common stock, to charter certain marine vessels from Odyssea. As of June 30, 2003, we owed Odyssea $0.8 million for charter services compared to $2.6 million at June 30, 2002. Odyssea billed Horizon and Horizon paid Odyssea for services rendered under the agreement as follows (in millions):

	Six Months Ended
	June 30,

	2003	2002

Amount billed to Horizon	$10.7	$9.6
Amount paid to Odyssea	$14.1	$7.6

      In June 2003, we secured a $15.0 million loan due June 30, 2004 from Elliott Associates. See Note 5.

      In October 2000, we loaned $142,000 to our Chief Operating Officer. Forgiveness of that debt in connection with his resignation resulted in a write-off of his loan to selling, general and administrative expenses in the accompanying consolidated statement of operations as of June 30, 2003. See Note 7.

5.	Notes Payable

      As of June 30, 2003, we had approximately $153.1 million of total outstanding debt. This represents an approximate net increase of $54.8 million from December 31, 2002. Of the $153.1 million of outstanding debt, $57.9 million represents borrowings on our three revolving credit facilities and $95.2 million represents borrowings on eight term-debt facilities.

      During the second quarter of 2003, we secured a $35.0 million loan from Boeing Capital Corporation, of which $30.0 million was advanced in June 2003 and the remaining $5.0 million was advanced in July 2003. The loan has a seven year term, due June 30, 2010 and bears interest at Libor plus 4.8%. A portion of the proceeds from the loan was used to retire our GMAC Business Credit, LLC debt of $14.1 million. In connection with the retirement of this debt, we recognized additional interest expense of $0.3 million during the second quarter of 2003 related to the write-off of deferred loan fees and incurred a prepayment penalty of $0.6 million which is reflected in other expense in the accompanying consolidated statement of operations as of June 30, 2003. Additionally, we amended our existing revolving credit facility with CIT Group/ Equipment Financing, Inc. increasing borrowing capacity by $5.0 million. The additional $5.0 million advance was received in July 2003 and is due October 31, 2003. We also obtained a $15.0 million loan with a one-year term from Elliott Associates during the second quarter of 2003, bearing interest at 12%. Pursuant to the loan agreement, the interest rate increases to 18% on August 15, 2003. In addition, the loan agreement provides that if the loan is not repaid at the maturity date, Elliott Associates has the option to convert up to $5.0 million of the loan into our common stock at a conversion price which is the greater of the weighted average price of our common stock for the preceding 30 trading days or $3.50 per share. Any outstanding loan balance at the maturity date will be due in September 2004.

      At June 30, 2003, we classified $31.6 million as current maturities for our revolving credit facilities to Southwest Bank of Texas, N.A. based on their maturity of April 2004. We had $10.2 million available under our three revolving credit facilities at June 30, 2003. Our weighted average interest rate on all indebtedness

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was 5.4% at June 30, 2003, and our term-debt borrowings currently require $796,000 in monthly principal payments.

      Our loans require that certain conditions be met in order for us to obtain advances. Our loans are collateralized by mortgages on our vessels and property and by accounts receivable. Advances under our revolving credit facilities may be obtained in accordance with a borrowing base defined as a percentage of accounts receivable balances and costs in excess of billings. The loans contain customary default and cross-default provisions and some require us to maintain certain financial ratios. The loan agreements also contain certain covenants that limit our ability to incur additional debt, pay dividends, create certain liens, sell assets and make capital expenditures.

      For the quarter ended June 30, 2003, we were not in compliance with two debt covenants related to a $6.7 million term loan and two debt covenants related to our three revolving credit facilities. Compliance with these covenants is determined quarterly based on the trailing four quarters ending on each determination date. We have obtained a waiver of compliance on the term loan as of the June 30, 2003 determination date and for the determination dates on or before March 31, 2004. We have also obtained waivers of compliance from the lenders on our three revolving credit facilities as of the June 30, 2003 determination date. In August 2003, we amended the loan agreement for our revolving credit facility with CIT Group/ Equipment Financing, Inc. to provide for less restrictive financial covenant ratios, which had an outstanding balance of $26.3 million at June 30, 2003. We expect to meet these covenants, as amended, at future determination dates. Based on current and forecasted demand for our services, we do not expect to meet the financial covenant ratios at future determination dates for our two revolving credit facilities with Southwest Bank of Texas, N.A., which had an outstanding balance of $31.6 million at June 30, 2003. We anticipate that we will need to further amend these debt covenants or receive waivers of compliance for these facilities in subsequent quarters of 2003. In connection with the waivers obtained from Southwest Bank of Texas, N.A., our two revolving credit facilities will be reduced from an aggregate of $50 million to $20 million upon collection of the Pemex receivable. The Southwest Bank of Texas, N.A. facilities are classified as current in the accompanying balance sheet at June 30, 2003 based on their maturity of April 2004. Our other facilities have been classified as long-term due to their stated maturity date, the future expected status of compliance with covenants, as amended, and our expectations regarding future payoffs, refinancing, or waivers to be obtained from Southwest Bank of Texas, N.A. In the event that the Southwest Bank of Texas, N.A. covenants are not met in the future, and we are unsuccessful in obtaining waivers of compliance, cross-default provisions could result in acceleration of substantially all of our indebtedness.

      During 2003, we have closely managed our cash position and borrowed funds to meet working capital requirements due to the delayed timing of the collection of our Pemex receivables and claims. The additional $55 million of asset based financing secured during the second quarter of 2003 will provide additional working capital to support our receivable position with Pemex. We expect that the volume of our contract revenues will largely influence our working capital and cash requirements. Our cash requirements are greatest at the start-up of a new project since we are required to incur mobilization expenses and complete all or a substantial portion of the majority of our projects before receiving payment from the customer. Although there can be no assurance, we believe that funds from operations will be sufficient in order to maintain necessary levels of operating liquidity.

6.	Casualty Loss

      On September 20, 2002, the pipelay barge, Lone Star Horizon, sustained electrical damage due to a fire while at anchor off Ciudad Del Carmen, Mexico. We have incurred costs totaling $5.5 million to repair the Lone Star Horizon. We maintain hull and machinery insurance to cover physical damage to our vessels. This insurance coverage provides for both a $0.5 million occurrence deductible and a $1.5 million annual aggregate deductible. During the third quarter of 2002, we recorded this $2.0 million loss as other expense. To date, we

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have collected reimbursement of $3.0 million and included the $0.5 million remaining insurance claim in current assets as of June 30, 2003.

7.	Severance Charges

      During the second quarter of 2003, we incurred approximately $680,000 in charges related to severance and other costs in connection with the resignation of a key employee, which is recorded in selling, general and administrative expenses in the accompanying consolidated statement of operations as of June 30, 2003. We recorded liabilities of $382,000 for severance and other benefits to be paid pursuant to the employee’s separation agreement through August 31, 2004. This amount will be paid ratably each month through the term of the agreement. In addition, we incurred a non-cash charge of approximately $156,000 related to the remeasurement of the employee’s options and a non-cash charge of approximately $142,000 related to the forgiveness of the employee’s loan pursuant to conditions in his separation agreement. All charges are reflected in our Domestic geographic segment.

8.	Income Taxes

      We use the liability method of accounting for income taxes. We recorded a federal income tax benefit of $(6.2) million, at a net effective rate of 60.6% on pre-tax net loss of $(10.3) million for the quarter ended June 30, 2003 and a federal income tax benefit of $(7.7) million, at a net effective rate of 52.5% on pre-tax net loss of $(14.7) million for the six months ended June 30, 2003. The difference in the effective tax rates and the statutory tax rates for 2003 is primarily due to the tax benefit recognized in the second quarter of 2003 attributable to a research and development credit of $(3.0) million. We recorded a federal income tax provision of $1.2 million, at a net effective rate of 31.0% on pre-tax net income of $3.8 million for the quarter ended June 30, 2002 and a federal income tax provision of $1.3 million, at a net effective rate of 31.0% on pre-tax net income of $4.3 million for the six months ended June 30, 2002. The difference from the statutory tax rate is due to the application of the extraterritorial income exclusion for income earned primarily in Mexico from January 1, 2002 to June 30, 2002. The exclusion allows us to exclude a portion of income earned outside the United States for tax purposes.

9.	Geographic Information

      Horizon operates in the marine construction services industry. Geographic information relating to Horizon’s operations follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Domestic	$44.0	$26.6	$96.1	$52.4
Latin America	—	34.1	3.6	71.4
West Africa	(1.3)	—	5.6	—
Southeast Asia	15.1	2.8	19.2	5.6
Other	0.1	0.8	0.5	1.0

Total	$57.9	$64.3	$125.0	$130.4

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Gross Profit:
Domestic	$0.6	$4.5	$1.6	$8.5
Latin America	(0.6)	3.5	(0.9)	6.9
West Africa	(2.7)	—	(1.2)	—
Southeast Asia	2.4	0.5	2.5	0.8
Other	(0.5)	0.4	(0.2)	0.5
Unallocated costs(1)	—	0.6	—	(2.1)

Total	$(0.8)	$9.5	$1.8	$14.6

	As of

	June 30,	December 31,
	2003	2002

Long-lived assets(2):
Domestic	$188.2	$168.4
Latin America	0.2	21.5
West Africa	19.8	19.6
Southeast Asia	41.8	34.3
Other	13.9	14.0

Total	$263.9	$257.8

(1)	Unallocated costs include support costs and operational overhead costs included in cost of contract revenues.

(2)	Long-lived assets include vessels, property and related marine equipment. Amounts reflect the location of the assets at June 30, 2003 and December 31, 2002. Equipment location changes as necessary to meet working requirements. Other identifiable assets include inventory and other long-term assets, and are primarily located in the Domestic geographic segment. Goodwill is included in the Latin America geographic segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2002 Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ from those expressed or implied by the forward-looking statements.

General

      We provide marine construction services for the offshore oil and gas industry in the U.S. Gulf of Mexico, Northeastern U.S., Latin America, Southeast Asia and West Africa. We have twelve vessels in our marine fleet that are currently operational.

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

Revenue Recognition

      Contract revenues for construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to the total estimated costs at completion for each contract. This percentage is applied to the estimated revenue at completion to calculate revenues earned to date. We consider the percentage-of-completion method to be the best available measure of progress on these contracts. Changes in job performance, job conditions and estimated profitability, including those arising from claims and final contract settlements, may result in revisions to estimated costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Revenue also includes amounts earned upon the completion of salvage services. Revenues from salvage projects sometimes include non-cash values assigned to structures that are received from time to time as partial consideration.

      We follow the guidance of AICPA Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” relating to the use of the percentage-of-completion method, estimating costs and claim recognition for construction contracts. Contract revenue reflects the original contract price adjusted for agreed upon change orders and unapproved claims. We recognize unapproved claims only when the collection is deemed probable and if the amount can be reasonably estimated for purposes of calculating total profit or loss on long-term contracts. We record revenue for claims to the extent of costs incurred and include no profit on claims recorded.

Cost Recognition

      Cost of contract revenues includes all direct material and labor costs and certain indirect costs, such as supplies, tools, repairs and depreciation, which are allocated to contracts based on asset utilization. Selling, general and administrative costs are charged to expense as incurred.

Accounts Receivable

      We have significant investments in billed and unbilled receivables as of June 30, 2003. At June 30, 2003, we had $2.3 million in contract receivables and $61.6 million in costs in excess of billings from Pemex, including $53.0 million in claims related to weather and other delays, totaling $63.9 million. We believe our receivables are realizable; however, any changes will be recognized in the period in which they are determined. We have historically not experienced any significant losses on receivables, but significant losses would adversely affect our financial position and results of operations and perhaps our overall liquidity.

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

      We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Based on our analysis of the estimated future cash flows for our long-term assets, we recognized a $9.9 million impairment loss related to the Phoenix Horizon under SFAS No. 144 for the year ended December 31, 2002. Our planned use of the Phoenix Horizon changed during the fourth quarter of 2002 based on capital requirements and the projected utilization of our operating fleet to meet current market demands, which continued through the first half of 2003. During the fourth quarter of 2002, management determined not to invest in the improvements required to place the Phoenix Horizon into service due to the availability of other operational assets to address current market demands. No impairments were recognized for the six months ended June 30, 2003 and 2002.

Other Assets

      Dry-dock costs are direct costs associated with scheduled major maintenance on the marine construction vessels. Costs incurred in connection with dry-dockings are deferred and amortized over the five-year cycle to the next scheduled dry-docking. On June 29, 2001, AICPA issued an exposure draft of a proposed SOP, “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment.” If adopted, we would be required to expense regulatory maintenance cost on our vessels as incurred. We incurred and capitalized dry-dock costs of $1.4 million and $3.8 million for the six months ended June 30, 2003 and 2002, respectively. As of June 30, 2003, deferred dry-dock costs totaled $12.4 million. Expensing dry-dock costs would likely result in greater variability of our quarterly operating results as a substantial portion of our dry-dock activities take place during the first and fourth quarters.

Stock-Based Compensation

      Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” we have elected the method that requires disclosure of stock-based compensation. Because of this election, we account for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, for stock-based compensation grants to non-employees, we recognize as compensation expense the fair market value of such grants as calculated pursuant to SFAS No. 123, amortized ratably over the lesser of the vesting period of the respective option or the individual’s expected service period.

      In January 2003, we granted options to three former directors to purchase 15,320 shares of common stock at an exercise price equal to the market price of the common stock on the date of grant. These options vested immediately, and $56,000 was recorded as compensation expense in the statements of operations during the first quarter of 2003. Also, we recorded an additional $156,000 as compensation expense in the statements of operations during the second quarter of 2003 related to the remeasurement of options in connection with the resignation of a key employee.

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

      On June 29, 2001, the AICPA issued an exposure draft of a proposed SOP, “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment.” This proposed SOP would change, among other things, the method by which companies would account for normal, recurring or periodic repairs and maintenance costs related to “in service” fixed assets. It would require that these types of expenses be recognized when incurred rather than recognizing expense for these costs while the asset is productive. We are assessing the impact of the change should this SOP be adopted. If adopted, we would be required to expense regulatory maintenance cost on our vessels as incurred. We currently capitalize a significant portion of these costs and amortize them over the future periods they are expected to benefit. We incurred and capitalized dry-dock costs of $1.4 million and $3.8 million for the six months ended June 30, 2003 and 2002, respectively. As of June 30, 2003, deferred dry-dock costs totaled $12.4 million. Expensing dry-dock costs would likely result in greater variability of our quarterly operating results as a substantial portion of our dry-dock activities take place during the first and fourth quarters.

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 has not effected our results of operations or financial position.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and should be applied prospectively. The provisions of SFAS No. 149 that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 is not expected to have a material effect on our results of operations or financial position.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. The statement requires that an issuer classify financial instruments that are within its scope as a liability and requires disclosure regarding the terms of those instruments and settlement alternatives. Previously, many of these instruments were classified as equity or as mezzanine instruments (between the liabilities and the equity section). SFAS No. 150 is effective immediately for qualifying financial instruments issued after May 31, 2003 and is effective for existing issuances in the third quarter of 2003. We are adopting SFAS No. 150 as it becomes effective but do not expect it to have a material effect on our results of operations or financial position.

Results of Operations

      The discussion below describes our results of operations. During the first six months of 2003, revenues related to the pipeline installation and burial project in the Northeastern U.S. accounted for 44.5% of our consolidated revenues. We mobilized the Gulf Horizon to begin construction of this pipeline in May 2002.

Construction activities commenced in November 2002, and we substantially completed the project during the second quarter of 2003.

      Lower profit margins on the pipeline project in the Northeastern U.S., a significant decrease in vessel utilization due to competitive market conditions in the U.S. Gulf of Mexico and schedule slippage in several major projects in West Africa and the U.S. Gulf of Mexico contributed to a decrease in gross profit for the first six months of 2003. We also experienced lower margins on vessels operating in the northern U.S. Gulf of Mexico because of downtime due to adverse weather conditions. We believe our expansion into Southeast Asia and West Africa will provide some measure of counter-seasonal balance to the effect of adverse winter weather conditions in the U.S. Gulf of Mexico and Latin America. We will continue to pursue international construction projects in Mexico, Latin America, Southeast Asia and West Africa.

      The Brazos Horizon began work on a major portion of a pipeline and structural installation project in Nigeria in January 2003. In late March 2003, our customer temporarily suspended operations in Nigeria, including construction on this project, due to ethnic unrest in the Niger Delta. We anticipate that our work will resume in the fourth quarter of 2003. The suspension of operations in Nigeria negatively impacted revenues and gross profit during the second quarter of 2003.

      Pemex accounted for 2.9% of consolidated revenues for the first six months of 2003, compared with 39.1% for the first six months of 2002. As of June 30, 2003, we had $63.9 million of Pemex receivables, consisting of contract receivables of $2.3 million and costs in excess of billings of $61.6 million. Our receivables from Pemex continue to impact our liquidity; however, the additional $55 million of asset based financing secured during the second quarter of 2003 will provide additional working capital to support our receivable position with Pemex.

      Cumulative revenues recognized from 2000 through June 2003 on all Pemex projects in Mexico total $290.4 million, including $57.0 million of claims for extra work related to interferences, interruptions and other delays, primarily related to our second major project for Pemex, EPC 64, which was completed during the fourth quarter of 2002.

      A summary of our Pemex claims included in revenue are as follows (in millions):

Claims included in 2001 revenue	$42.8
Claims included in 2002 revenue	14.2

Total claims	$57.0

      There were no claims related to Pemex included in revenues for the six months ended June 30, 2003.

      During November 2002, we engaged a consulting firm in Mexico to assist us in the administration of our Pemex claims. After complying with Pemex’s requirements, we formally submitted these claims in July 2003, with collections expected by September or October 2003. The unapproved claims that we have included as revenue through December 31, 2002 are substantially less than the actual claims presented to Pemex, and we believe we are entitled to collect more than the claim amounts recorded. However, there is a risk that the unapproved claims we have recognized as revenue may not be collected in full. Should these unapproved claims become uncollectible based upon subsequent events, we will recognize a loss in our financial statements at that time. There may be factors other than the submission, review and approval of our claims which are outside our control that may impact the ultimate collectibility of these amounts. We have considered these factors, including changes that have occurred related to Pemex employees involved in the project, the operating structure of Pemex, and the political and economic conditions in Mexico, in assessing the collectibility of these amounts.

      During the second quarter of 2003, we secured $55 million in secured asset based financing from three lenders, of which $45 million was funded during the second quarter of 2003 and $10 million was funded in July 2003. The proceeds were used to repay our $14.1 million loan with GMAC Business Credit, LLC and the remaining proceeds will be used to provide working capital to support operations.

      We obtained a $35.0 million loan with a seven-year term from Boeing Capital Corporation, of which $30.0 million was advanced in June 2003 and the remaining $5.0 million was advanced in July 2003. We also obtained a $15.0 million loan during the second quarter of 2003 with a one-year term from Elliott Associates, L.P., which together with Elliott International, L.P., owns 15.8% of our outstanding common stock. Additionally, we increased our existing revolving credit facility with CIT Group/ Equipment Financing, Inc. by $5.0 million. The additional $5.0 million advance was received in July 2003 and is due October 31, 2003.

      Our credit facilities contain customary default and cross-default provisions and some require us to maintain certain financial ratios. For the quarter ended June 30, 2003, we were not in compliance with two debt covenants related to a $6.7 million term loan and two debt covenants related to our three revolving credit facilities. Compliance with these covenants is determined quarterly based on the trailing four quarters ending on each determination date. We have obtained a waiver of compliance on the term loan as of the June 30, 2003 determination date and for the determination dates on or before March 31, 2004. We have also obtained waivers of compliance from the lenders on our three revolving credit facilities as of the June 30, 2003 determination date. In August 2003, we amended the loan agreement for our revolving credit facility with CIT Group/ Equipment Financing, Inc. to provide for less restrictive financial covenant ratios, which had an outstanding balance of $26.3 million at June 30, 2003. We expect to meet these covenants, as amended, at future determination dates. Based on current and forecasted demand for our services, we do not expect to meet the financial covenant ratios at future determination dates for our two revolving credit facilities with Southwest Bank of Texas, N.A. which had an outstanding balance of $31.6 million at June 30, 2003. We anticipate that we will need to further amend these debt covenants or receive waivers of compliance for these facilities in subsequent quarters of 2003. In connection with the waivers obtained from Southwest Bank of Texas, N.A., our two revolving credit facilities will be reduced from an aggregate of $50 million to $20 million upon collection of the Pemex receivable. The Southwest Bank of Texas, N.A. facilities are classified as current in the accompanying balance sheet at June 30, 2003 based on their maturity of April 2004. Our other facilities have been classified as long-term due to their stated maturity date, the future expected status of compliance with covenants, as amended, and our expectations regarding future payoffs, refinancing, or waivers to be obtained from Southwest Bank of Texas, N.A. In the event that the Southwest Bank of Texas, N.A. covenants are not met in the future, and we are unsuccessful in obtaining waivers of compliance, cross-default provisions could result in acceleration of substantially all of our indebtedness.

      As of August 1, 2003, our backlog totaled approximately $87.8 million compared to our backlog at December 31, 2002 of approximately $123.6 million. This change is attributable to our execution of contract activity during that period.

      Early in 2003 we began certain initiatives in response to the challenging business environment and competitive conditions in the marine construction industry. The objective of these initiatives is to enhance profitability through productivity, efficiency and a reduction in expense levels. In January 2003, we formed a business improvement team composed of managers from different areas within Horizon to identify and implement significant cost-saving initiatives. As a result of those efforts, we have implemented cost-saving plans in the areas of travel, marketing, information systems, and other employee related expenses, and we reduced our workforce in January and February 2003. In addition, we reorganized our current operations oriented management structure to place more emphasis on project management and reduced our workforce in July 2003. We believe that these continuing cost-saving initiatives and project focused management will result in improved profitability.

Quarter Ended June 30, 2003 Compared to the Quarter Ended June 30, 2002

      Contract Revenues. Contract revenues were $57.9 million for the quarter ended June 30, 2003, compared to $64.3 million for the quarter ended June 30, 2002. The decline in revenues is primarily due to reduced demand for offshore construction services in the U.S. Gulf of Mexico and schedule slippage in several major projects in West Africa and the U.S. Gulf of Mexico. Additionally, the decline in revenues is due to change in our customer mix in 2003 compared to 2002. The decrease in revenue from projects in Mexico was partially offset by revenues from the pipeline installation and burial project in the Northeastern U.S.

      Gross Profit. Gross profit was a $(0.8) million loss for the quarter ended June 30, 2003, compared to gross profit of $9.5 million (14.8% of contract revenues) for 2002. Gross profit for the second quarter of 2003 decreased significantly as vessel utilization declined due to competitive market conditions in the U.S. Gulf of Mexico, which was compounded by schedule slippage in several major projects in West Africa and the U.S. Gulf of Mexico. Inclement weather in the U.S. Gulf of Mexico during the second quarter further eroded job margins. Profit margins on the pipeline installation and burial project in the Northeastern U.S. and other contracts in 2003 were lower than the profit margins on the Pemex projects, which accounted for a greater percentage of revenues in 2002.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.5 million (11.2% of contract revenues) for the three months ended June 30, 2003, compared with $4.4 million (6.8% of contract revenues) for the three months ended June 30, 2002. We recognized $680,000 in the second quarter of 2003 for severance and other charges due to the resignation of a key employee. The remainder of the increase primarily relates to costs associated with international operations of $1.5 million for 2003 compared to $0.6 million for 2002, and additional depreciation expense for corporate fixed assets placed into service during the second half of 2002 and first quarter of 2003.

      Interest Expense. Interest expense was $2.4 million for the three months ended June 30, 2003, net of $13,000 interest capitalized, and $1.0 million for the same period last year, net of $0.5 million interest capitalized. Our total outstanding debt was $153.1 million at June 30, 2003, compared to $92.4 million at June 30, 2002. Interest expense increased due to higher average outstanding debt balances, higher interest rates, the write-off of deferred loan fees related to early retirement of debt and other fees associated with the additional financing secured during the second quarter of 2003.

      Interest Income. Interest income on cash investments for the three months ended June 30, 2003 was $10,000 compared to $28,000 for the three months ended June 30, 2002.

      Other Income (Expense), Net. Other income (expense) for the three months ended June 30, 2003, primarily consisted of $569,000 in prepayment penalties for the early retirement of debt and $89,000 of net foreign currency loss due to activity in Mexico denominated in Mexican pesos and a decline of the U.S. dollar compared to the Mexican peso. Other income (expense) for the quarter ended June 30, 2002 primarily consisted of approximately $414,000 of foreign currency loss due to activity in Mexico denominated in Mexican pesos and a decline of the U.S. dollar compared to the Mexican peso. Also, included in other expense for the quarter ended June 30, 2002 is approximately $14,000 related to our Cal Dive joint venture.

      Income Taxes. We use the liability method of accounting for income taxes. For the quarter ended June 30, 2003, we recorded a federal income tax benefit of $(6.2) million, at a net effective rate of 60.6% on pre-tax net loss of $(10.3) million. The difference in the effective tax rate and the statutory tax rate is primarily due to the tax benefit recognized for the quarter ended June 30, 2003 attributable to a research and development credit of $(3.0) million. For the quarter ended June 30, 2002, we recorded a federal income tax provision of $1.2 million, at a net effective rate of 31.0% on pre-tax net income of $3.8 million. The difference from the statutory rate is due to the application of the extraterritorial income exclusion for income earned primarily in Mexico during the second quarter of 2002. The exclusion allows us to exclude a qualifying portion of income earned outside the United States for tax purposes.

      Net Income (Loss). Net loss for the quarter ended June 30, 2003 was $(4.1) million, or $(0.15) per share-diluted. This compares with net income of $2.6 million, or $0.10 per share-diluted for the quarter ended June 30, 2002.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

      Contract Revenues. Contract revenues were $125.0 million for the six months ended June 30, 2003, compared to $130.4 million for the six months ended June 30, 2002. Revenues decreased due to reduced demand for offshore construction services in the U.S. Gulf of Mexico and schedule slippage in several major projects in West Africa and the U.S. Gulf of Mexico. The decline in revenues from projects in Mexico in 2002 was partially offset by revenues from the project in the Northeastern U.S. and projects in Southeast Asia in 2003.

      Gross Profit. Gross profit was $1.8 million (1.4% of contract revenues) for the six months ended June 30, 2003, compared to gross profit of $14.6 million (11.2% of contract revenues) for the same period of 2002. Lower profit margins on the pipeline installation and burial project in the Northeastern U.S., reduced vessel utilization and unusually adverse weather conditions during 2003, and resulting downtime and revenues recorded for such events, lowered the overall profit margins. The profit margins on the Pemex projects, which accounted for a greater percentage of revenues in 2002, were higher than profit margins on other contracts in 2003.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $11.9 million (9.5% of contract revenues) for the six months ended June 30, 2003, compared to $7.9 million (6.1% of contract revenues) for the same period of 2002. The increase primarily relates to costs associated with international operations, additional depreciation expense for corporate fixed assets placed into service during the second half of 2002 and first quarter of 2003, and severance and other charges due to the resignation of a key employee in 2003.

      Interest Expense. Interest expense for the six months ended June 30, 2003 was $3.9 million, net of $123,000 of interest capitalized. Interest expense was $2.0 million for the six months ended June 30, 2002, net of $1.0 million of interest capitalized. Our total outstanding debt was $153.1 million at June 30, 2003, compared to $92.4 million at June 30, 2002. Interest expense increased due to higher average outstanding debt balances, higher interest rates, the write-off of deferred loan fees related to early retirement of debt and other fees associated with the additional financing secured during the second quarter.

      Interest Income. Interest income on cash investments for the six months ended June 30, 2003 and 2002 was $21,000 and $53,000, respectively. The decrease was primarily due to lower interest rates and lower average cash balances for 2003.

      Other Income (Expense), Net. Other income (expense) for the six months ended June 30, 2003, primarily consisted of $569,000 in prepayment penalties for the early retirement of debt and $136,000 of net foreign currency loss due to activity in Mexico denominated in Mexican pesos and a decline of the U.S. dollar compared to the Mexican peso, and approximately $5,000 of miscellaneous income. Included in other income (expense) for the six months ended June 30, 2002 is $411,000 of foreign currency loss due to activity in Mexico denominated in Mexican pesos and a decline of the U.S. dollar compared to the Mexican peso. Also included in other expense is approximately $46,000 related to our Cal Dive joint venture and $27,000 other income related to administrative fees related to our Cal Dive joint venture.

      Income Taxes. We use the liability method of accounting for income taxes. For the six months ended June 30, 2003, we recorded a federal income tax benefit of $(7.7) million, at a net effective rate of 52.5% on pre-tax net loss of $(14.7) million. The difference in the effective tax rate and the statutory tax rate is primarily due to the tax benefit recognized for the six months ended June 30, 2003 attributable to a research and development credit of $(3.0) million. For the six months ended June 30, 2002, we recorded a federal income tax provision of $1.3 million, at a net effective rate of 31.0% on pre-tax net income of $4.3 million. The difference from the statutory tax rate is due to the application of the extraterritorial income exclusion for income earned primarily in Mexico from January 1, 2002 to June 30, 2002. The exclusion allows us to exclude a portion of income earned outside the United States for tax purposes.

      Net Income (Loss). Net loss was $(7.0) million, or $(0.27) per share-diluted, for the six months ended June 30, 2003, compared to net income for the six months ended June 30, 2002 of $3.0 million, or $0.12 per share-diluted.

Liquidity and Capital Resources

      Our primary liquidity needs are to provide working capital to support our projects and other operations and to fund acquisitions and improvements to the fleet necessary to expand operations. We had $16.0 million of working capital at June 30, 2003 compared to $30.4 million of working capital at December 31, 2002. The decrease in working capital was primarily attributable to our pretax losses for the six months ended June 30, 2003 and to the reclassification of an aggregate of $31.6 million to current maturities for our revolving credit facilities with Southwest Bank of Texas, N.A. based on their maturity of April 2004 offset by long-term financing used to reduce current liabilities and increasing cash and cash equivalents. We intend to either repay our revolving credit facilities with Southwest Bank of Texas, N.A. upon the collection of the Pemex receivables or replace these facilities with long-term debt.

      Our receivables from Pemex continue to impact our liquidity. As of June 30, 2003, we had contract receivables of $2.3 million and costs in excess of billings of $61.6 million from Pemex totaling $63.9 million. The significant delays between the completion of the work and when it is billed and collected are caused by Pemex’s rigid requirements on the submission, review and approval of invoices and documentation prior to their payment of contract claims and change orders. As of June 30, 2003, there were $57.0 million of claims for extra work related to interferences, interruptions and other delays, primarily related the EPC 64 contract in the Cantarell field. Pemex extended the EPC 64 contract, which had an original value of $41.0 million, and substantially increased the scope of our operations in the Cantarell field. As a result, this project was subject to greater interruptions due to weather conditions and standby time as other contractors completed their work. From 2000 through June 30, 2003, cumulative revenues recognized related to the EPC 64 contract totaled $194.4 million. The EPC 64 claim was formally submitted in July 2003.

      Cash used in operations was $33.0 million for the first six months of 2003 compared to cash provided by operations of $13.8 million for the first six months of 2002. The increase in funds used in operating activities is primarily attributable to the decrease in accrued job costs and accrued liabilities as projects were completed, delays in collections of revenues and the net loss before income tax benefit of $(14.7) million for the six months ended June 30, 2003.

      Cash used in investing activities was $8.4 million for the first six months of 2003 compared to cash used in investing activities of $22.7 million for the first six months of 2002. The decrease in funds used in investing activities is primarily attributable to the significant upgrades to the Sea Horizon, our largest vessel, and other vessels in our fleet during the first six months of 2002 compared to the first six months of 2003.

      Cash provided by financing activities was $53.6 million for the first six months of 2003 compared to cash provided by financing activities of $4.3 million for the first six months of 2002. The increase in funds provided by financing activities is primarily attributable to the additional $55 million in secured asset based financing, of which $45 million was funded during the second quarter of 2003. For the first six months ended June 30, 2002, the $30.8 million we received in our public stock offering was offset by the funds used to reduce indebtedness under our revolving credit facilities.

      At June 30, 2003, we had approximately $153.1 million of total outstanding debt. This represents an approximate net increase of $54.8 million from December 31, 2002 primarily due to additional borrowings to meet working capital needs during the first six months of 2003. Of the $153.1 million of outstanding debt, $57.9 million represents borrowings on our three revolving credit facilities and $95.2 million represents borrowings on our eight term-debt facilities. At June 30, 2003, we had $10.2 million available under our three revolving credit facilities and $18.3 million of cash and cash equivalents. Our weighted average interest rate on all indebtedness was 5.4% at June 30, 2003, and our term-debt borrowings currently require $796,000 in monthly principal payments. Current maturities of long-term debt were $56.2 million as of June 30, 2003.

      Our loans require that certain conditions be met in order for us to obtain advances. Our loans are collateralized by mortgages on our vessels and property and by accounts receivable. Advances under our revolving credit facilities may be obtained in accordance with a borrowing base defined as a percentage of accounts receivable balances and costs in excess of billings. The loans contain customary default and cross-default provisions and some require us to maintain certain financial ratios. The loan agreements also contain certain covenants that limit our ability to incur additional debt, pay dividends, create certain liens, sell assets and make capital expenditures.

      For the quarter ended June 30, 2003, we were not in compliance with two debt covenants related to a $6.7 million term loan and two debt covenants related to our three revolving credit facilities. Compliance with these covenants is determined quarterly based on the trailing four quarters ending on each determination date. We have obtained a waiver of compliance on the term loan as of the June 30, 2003 determination date and for the determination dates on or before March 31, 2004. We have also obtained waivers of compliance from the lenders on our three revolving credit facilities as of the June 30, 2003 determination date. In August 2003, we amended the loan agreement for our revolving credit facility with CIT Group/ Equipment Financing, Inc. to provide for less restrictive financial covenant ratios, which had an outstanding balance of $26.3 million at June 30, 2003. We expect to meet these covenants, as amended, at future determination dates. Based on current and forecasted demand for our services, we do not expect to meet the financial covenant ratios at future determination dates for our two revolving credit facilities with Southwest Bank of Texas, N.A. which had an outstanding balance of $31.6 million at June 30, 2003. We anticipate that we will need to further amend these debt covenants or receive waivers of compliance for these facilities in subsequent quarters of 2003. In connection with the waivers obtained from Southwest Bank of Texas, N.A., our two revolving credit facilities will be reduced from an aggregate of $50 million to $20 million upon collection of the Pemex receivable. The Southwest Bank of Texas, N.A. facilities are classified as current in the accompanying balance sheet at June 30, 2003 based on their maturity of April 2004. Our other facilities have been classified as long-term due to their stated maturity date, the future expected status of compliance with covenants, as amended, and our expectations regarding future payoffs, refinancing, or waivers to be obtained from Southwest Bank of Texas, N.A. In the event the Southwest Bank of Texas, N.A. covenants are not met in the future, and we are unsuccessful in obtaining waivers of compliance, cross-default provisions could result in acceleration of substantially all of our indebtedness.

      During 2003, we have closely managed our cash position and borrowed funds to meet working capital requirements due to the delayed timing of the collection of our Pemex receivables and claims. The additional $55 million of asset based financing secured during the second quarter of 2003 will provide additional working capital to support our receivable position with Pemex. We expect that the volume of our contract revenues will largely influence our working capital and cash requirements. Our cash requirements are greatest at the start-up of a new project since we are required to incur mobilization expenses and complete all or a substantial portion of the majority of our projects before receiving payment from the customer. Although there can be no assurance, we believe that funds from operations will be sufficient in order to maintain necessary levels of operating liquidity.

      We have fixed debt service and lease payment obligations under notes payable and operating leases for which we have material contractual cash obligations. Interest rates on our debt vary from commercial paper plus 2.45% to 12.0%. The following table summarizes our long-term material contractual cash obligations (in millions):

	Remainder
	of 2003	2004	2005	2006	2007	Thereafter

Principal and interest payments on debt	$8,006	$62,931	$54,064	$17,146	$5,355	$29,389
Operating leases	1,323	2,510	2,504	2,341	2,347	2,489

	$9,329	$65,441	$56,568	$19,487	$7,702	$31,878

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

      Planned capital expenditures for the remainder of 2003 are estimated to range from approximately $7 million to $9 million largely related to vessel improvements. These expenditures will depend upon available funds, work awarded and future operating activity. Our strategy, however, is to make other acquisitions, to expand our operating capabilities and to expand into additional selected international areas. To the extent we are successful in identifying acquisition and expansion opportunities and have expanded our market share in those areas, we may require additional equity or debt financing depending on the size of any transaction.

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

      Our market risk exposures primarily include interest rate and exchange rate fluctuation on financial instruments as detailed below. Our market risk sensitive instruments are classified as “other than trading.” The following sections address the significant market risks associated with our financial activities during the six months ended June 30, 2003. Our exposure to market risk as discussed below includes “forward-looking statements” and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in foreign currency exchange rates or interest rates.

      As of June 30, 2003, the carrying value of our debt, including $0.3 million of accrued interest, was approximately $153.4 million. The fair value of this debt approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates. A hypothetical 1% increase in the applicable interest rates as of June 30, 2003 would increase annual interest expense by approximately $1.5 million.

      We collect a portion of international contract revenues and pay local expenses in foreign currency. We manage foreign currency risk by attempting to contract as much foreign revenue as possible in U.S. dollars. We monitor the exchange rate of our foreign currencies in order to mitigate the risk from foreign currency fluctuations. Additional exposure could occur as we expand internationally. Approximately 80% of our current contracts with Pemex is denominated in U.S. dollars. We receive payment in Mexican pesos equivalent to the U.S. dollars billed, which is converted to U.S. dollars that day or the following day. Our contracts in Mexico also typically provide some protection from declining exchange rates on the portion of the contract revenues denominated in foreign currency. We recognized a $136,000 foreign currency loss due to activity in Mexico denominated in Mexican pesos and a decline of the U.S. dollar compared to the Mexican peso for the six months ended June 30, 2003.

      The level of construction services required by a customer depends on the size of its capital expenditure budget for construction for the year. Consequently, customers that account for a significant portion of contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years.

Item 4.	Controls and Procedures

      As of the end of the period ended June 30, 2003, we carried out an evaluation, under the supervision and with the participation and assurances of management, including the President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings.

      There have been no material changes in Horizon’s internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to the date of our recent valuation.

PART II — OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

      (a) Our annual meeting of stockholders was held on May 6, 2003. At such meeting, each of the following persons listed below was re-elected as a director of the company.

	For	Withhold Authority

Edward L. Moses	22,731,013	705,699
Phil D. Wedemeyer	23,214,633	222,079

      In addition to the directors re-elected at the annual meeting, the terms of Bill J. Lam, J. Louis Frank, John T. Mills, Michael R. Latina and Ken R. LeSuer continued after the annual meeting.

      (b) The stockholders also approved the Amended and Restated Horizon Offshore, Inc. 2002 Stock Incentive Plan.

Votes For	Votes Against	Votes Abstained	Broker Non Votes

16,783,178	6,628,031	20,503	5,000

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
10.1	Loan Agreement dated June 4, 2003, between Horizon Vessels, Inc., as borrower and Elliott Associates, L.P., as lender(2)
10.2	Amendment No. 1 dated as of June 30, 2003 to Loan Agreement dated June 4, 2003, between Horizon Vessels, Inc, as borrower and Elliott Associates, L.P., as lender(2)
10.3	Loan Agreement dated June 30, 2003, between Horizon Vessels International, Inc., as borrower and Boeing Capital Corporation, as lender(2)
10.4	Amendment No. 2 dated as of June 30, 2003 to Credit Agreement dated May 10, 2001, among Horizon Vessels, Inc., as borrower, Horizon Offshore Contractors, Inc. and Horizon Offshore, Inc., as guarantors and The CIT Group/ Equipment Financing, Inc., as lender(2)
10.5	Employment and Non-Competition Agreement dated July 1, 2003 between the Company and David W. Sharp(2)
10.6	Employment and Non-Competition Agreement dated July 1, 2003 between the Company and William B. Gibbens(2)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-43965).

(2)	Filed herewith.

      (b) Reports on Form 8-K:

      On May 14, 2003, we filed a report on Form 8-K, reporting under item 5, announcing first quarter 2003 results.

      On June 8, 2003, we filed a report on Form 8-K, reporting under item 5, announcing that Horizon Offshore Contractors, Inc. secured an additional contract in the northeast United States.

      On July 3, 2003, we filed a report on Form 8-K, reporting under item 5, announcing a reorganization of management and the resignation of the Chief Operating Officer.

      On July 18, 2003, we filed a report on Form 8-K, reporting under item 5, announcing a refinancing and updated earnings guidance.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON OFFSHORE, INC.

/s/ DAVID W. SHARP

David W. Sharp
Executive Vice President and Chief Financial Officer

Date: August 13, 2003

INDEX TO EXHIBITS

Exhibits	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
10.1	Loan Agreement dated June 4, 2003, between Horizon Vessels, Inc., as borrower and Elliott Associates, L.P., as lender(2)
10.2	Amendment No. 1 dated as of June 30, 2003 to Loan Agreement dated June 4, 2003, between Horizon Vessels, Inc, as borrower and Elliott Associates, L.P., as lender(2)
10.3	Loan Agreement dated June 30, 2003, between Horizon Vessels International, Inc., as borrower and Boeing Capital Corporation, as lender(2)
10.4	Amendment No. 2 dated as of June 30, 2003 to Credit Agreement dated May 10, 2001, among Horizon Vessels, Inc., as borrower, Horizon Offshore Contractors, Inc. and Horizon Offshore, Inc., as guarantors and The CIT Group/ Equipment Financing, Inc., as lender(2)
10.5	Employment and Non-Competition Agreement dated July 1, 2003 between the Company and David W. Sharp(2)
10.6	Employment and Non-Competition Agreement dated July 1, 2003 between the Company and William B. Gibbens(2)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-43965).

(2)	Filed herewith.