Form 10-Q
period 2003-09-30
HORIZON OFFSHORE INC
filed 2003-11-13
CIK 1051431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

          The number of shares of the registrant’s common stock, $1.00 par value per share, outstanding as of November 12, 2003 was 26,459,686.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,460	$6,073
Accounts receivable-
Contract receivables	74,969	52,362
Costs in excess of billings	88,589	78,494
Affiliated parties	170	170
Other current assets	2,779	3,010

Total current assets	184,967	140,109
PROPERTY AND EQUIPMENT, net	261,165	257,847
INVENTORY	8,098	7,816
OTHER ASSETS	15,617	14,761
DEFERRED INCOME TAXES, net	51	—

	$469,898	$420,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,698	$34,930
Accrued liabilities	6,514	10,641
Accrued job costs	60,518	54,866
Billings in excess of costs	2,561	602
Current maturities of long-term debt	55,531	8,262
Related party debt	15,000	—
Current taxes payable	671	423

Total current liabilities	165,493	109,724
LONG-TERM DEBT, net of current maturities	99,475	90,062
DEFERRED INCOME TAXES, net	—	9,072

Total liabilities	264,968	208,858
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 35,000,000 shares authorized, 27,290,582 shares issued	16,583	16,583
Additional paid-in capital	182,737	182,722
Retained earnings	11,059	18,353
Treasury stock, 830,896 and 912,207 shares, respectively	(5,449)	(5,983)

Total stockholders’ equity	204,930	211,675

	$469,898	$420,533

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

CONTRACT REVENUES	$79,770	$64,977	$204,759	$195,371
COST OF CONTRACT REVENUES	72,301	53,335	195,506	169,142

Gross profit	7,469	11,642	9,253	26,229
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,398	5,852	17,297	13,744

Operating income (loss)	2,071	5,790	(8,044)	12,485
OTHER:
Interest expense, net of amount capitalized	(2,852)	(1,074)	(6,800)	(3,057)
Interest income	9	22	30	75
Other income (expense), net	(76)	(2,085)	(776)	(2,515)

NET INCOME (LOSS) BEFORE INCOME TAXES	(848)	2,653	(15,590)	6,988
INCOME TAX PROVISION (BENEFIT)	(559)	822	(8,296)	2,166

NET INCOME (LOSS)	(289)	$1,831	$(7,294)	$4,822

EARNINGS PER SHARE:
Net income (loss) per share — BASIC	$(0.01)	$0.07	$(0.28)	$0.19

Net income (loss) per share — DILUTED	$(0.01)	$0.07	$(0.28)	$0.19

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
BASIC	26,443,222	26,346,163	26,416,182	25,306,301
DILUTED	26,443,222	26,347,851	26,416,182	25,624,989

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)

	For the Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,294)	$4,822
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation and amortization	14,595	11,204
Deferred income tax expense (benefit)	(9,123)	2,166
Expense recognized for issuance of treasury stock for 401(k) plan contributions	337	307
Stock compensation expense	212	—
Loan prepayment penalty	569	—
Changes in operating assets and liabilities-
Accounts receivable	(22,607)	9,568
Costs in excess of billings	(10,095)	6,657
Billings in excess of costs	1,959	(996)
Inventory	(282)	(3,859)
Other assets	(3,921)	(6,651)
Accounts payable	(10,232)	25,587
Accrued liabilities	(7,086)	(5,433)
Accrued job costs	5,652	(17,351)
Current taxes payable	187	—

Net cash provided by (used in) operating activities	(47,129)	26,021
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and additions to property, equipment and intangibles	(10,802)	(41,076)

Net cash used in investing activities	(10,802)	(41,076)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term debt	21,362	4,045
Principal payments on term debt	(6,565)	(5,997)
Borrowings under revolving credit facilities	116,416	88,524
Payments on revolving credit facilities	(75,100)	(104,300)
Borrowings under related party debt	15,000	—
Loan fees	(795)	(860)
Proceeds from issuance of common stock, net	—	30,843
Stock option transactions and other	—	285

Net cash provided by financing activities	70,318	12,540

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,387	(2,515)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,073	7,864

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,460	$5,349

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$5,380	$4,070
Cash paid for income taxes	$640	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases and additions to property and equipment included in accrued liabilities	$3,020	$6,640
Repayment of debt with proceeds from additional term debt	$14,069	$—

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

      The consolidated interim financial statements included herein have been prepared by Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (references to Horizon, we, our or us are intended to refer to Horizon Offshore, Inc. and its subsidiaries), and are unaudited, except for the balance sheet at December 31, 2002, which has been derived from the audited consolidated financial statements. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2003, the statements of operations for the three and nine months ended September 30, 2003 and 2002, and the statements of cash flows for the nine months ended September 30, 2003 and 2002. Although management believes the unaudited interim related disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (SEC). The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2003. The consolidated interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2002 Annual Report on Form 10-K.

Organization

      Horizon provides marine construction services for the offshore oil and gas industry. These services generally consist of laying, burying or repairing marine pipelines for the transportation of oil and gas; installing, disassembling and salvaging production platforms and other marine structures; and performing pipe spooling services. Work is performed primarily on a fixed-price or day-rate basis or a combination thereof.

Significant Customers

      We have domestic and international operations in one industry segment, the marine construction service industry for offshore oil and gas companies. Customers accounting for more than 10% of consolidated revenues for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Customer	2003	2002	2003	2002

Company A	12%	13%	32%	7%
Company B	10%	—	13%	—
Company C	15%	—	11%	—
Company D	18%	—	7%	—
Company E	13%	—	6%	—
Company F	5%	13%	2%	6%

      In addition to the list in the table above, Petróleos Mexicanos (Pemex) accounted for 0% and 2% of revenues for the three and nine months ended September 30, 2003, respectively compared to 42% and 40% of revenues for the three and nine months ended September 30, 2002, respectively. There were no other customers accounting for more than 10% of consolidated revenues for the three and nine months ended September 30, 2003 and 2002.

      The amount of revenue accounted for by a customer depends on the level of construction services required by the customer based on the size of their capital expenditure budget for construction for the year and our ability to successfully bid for and obtain their work. Consequently, customers that account for a significant

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion of contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years.

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

      For certain service contracts, revenues are recognized under SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” when all of the following criteria are met; persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price is fixed or determinable; and collectibility is reasonably assured.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost Recognition

      Cost of contract revenues includes all direct material and labor costs and certain indirect costs, which are allocated to contracts based on utilization, such as supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred.

Interest Capitalization

      Interest is capitalized on the average amount of accumulated expenditures for equipment that is undergoing major modifications and refurbishment prior to being placed into service. Interest is capitalized using an effective rate based on related debt until the equipment is placed into service. Interest expense for the three and nine months ended September 30, 2003 was net of $6,000 and $130,000 of capitalized interest, respectively. Interest expense for the three and nine months ended September 30, 2002 was net of $453,000 and $1,466,000 of capitalized interest, respectively.

Accounts Receivable

      We have significant investments in billed and unbilled receivables as of September 30, 2003. As of September 30, 2003, we had contract receivables of $2.1 million and costs in excess of billings of $59.6 million from Pemex totaling $61.7 million. The significant delays between the completion of the work and when it is billed and collected are caused by Pemex’s rigid requirements on the submission, review and approval of invoices and documentation prior to their payment of contract claims and change orders. As of September 30, 2003, there were $52.2 million of claims included in accounts receivable for extra work related to interferences, interruptions and other delays, primarily related to the EPC 64 contract in the Cantarell field. Pemex extended the EPC 64 contract, which had an original value of $41.0 million, and substantially increased the scope of our operations in the Cantarell field. As a result, this project was subject to greater interruptions due to weather conditions and standby time as other contractors completed their work. The EPC 64 claim was formally submitted in July 2003, with final resolution now expected by the end of the fourth quarter of 2003. Upon resolution, a final billing will be invoiced for the remaining unbilled amounts with collection expected shortly thereafter. As of September 30, 2003, we have collected all amounts related to our other projects with Pemex. We believe our receivables are realizable; however, any change in estimate in collectibility will be recognized in the period in which they are determined. We have historically not experienced any significant losses on receivables, but significant losses would adversely affect our financial position, results of operations and our overall liquidity.

Inventory

      Inventory consists of production platforms and other marine structures received from time to time as partial consideration from salvage projects performed in the U.S. Gulf of Mexico. For the three and nine months ended September 30, 2003, there was no significant revenue recognized representing the non-cash values assigned to the structures received as partial consideration for performing salvage projects. During the three and nine months ended September 30, 2002, respectively, revenue of $3.0 million and $4.3 million was recognized representing the non-cash values assigned to the structures received as partial consideration for performing salvage services. These structures are held for resale. The inventory is valued at amounts not in excess of the fair value of services provided. Horizon assesses the net realizable value of its inventory items at each balance sheet date. Inventory is classified as long-term due to the uncertain timing of its sale.

Other Assets

      Dry-dock costs are direct costs associated with scheduled major maintenance on our marine construction vessels. Costs incurred in connection with dry-dockings are deferred and amortized over the five-year cycle to the next scheduled dry-docking. On June 29, 2001, the AICPA issued an exposure draft of a proposed SOP,

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Accounting for Certain Costs and Activities Related to Property, Plant and Equipment.” If adopted, we would be required to expense regulatory maintenance cost on our vessels as incurred. We incurred and capitalized dry-dock costs of $4.2 million and $3.7 million for the nine months ended September 30, 2003 and 2002, respectively. As of September 30, 2003, deferred dry-dock costs totaled $14.2 million. Expensing dry-dock costs would likely result in greater variability of our quarterly operating results as a substantial portion of our dry-dock activities take place during the first and fourth quarters.

Stock-Based Compensation

      At September 30, 2003, we had two stock-based compensation plans. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”, we have elected to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, for stock-based compensation grants to non-employees, we recognize as compensation expense the fair market value of such grants as calculated pursuant to SFAS No. 123, amortized ratably over the lesser of the vesting period of the respective option or the individual’s expected service period. The following table illustrates the effect on net income (loss) and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss), as reported	$(289)	$1,831	$(7,294)	$4,822
Add: Total stock-based compensation cost, net of related tax effects, included in net income (loss)	—	—	140	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(367)	(556)	(1,452)	(2,652)

Pro forma net income (loss)	$(656)	$1,275	$(8,606)	$2,170

Earnings per share:
Basic — as reported	$(0.01)	$0.07	$(0.28)	$0.19
Basic — pro forma	$(0.03)	$0.05	$(0.33)	$0.09
Diluted — as reported	$(0.01)	$0.07	$(0.28)	$0.19
Diluted — pro forma	$(0.03)	$0.04	$(0.33)	$0.08

      To determine pro forma information as if we had accounted for the employee stock options under the fair-value method as defined by SFAS No. 123, we used the Black-Scholes method and assumed no dividends, as well as the following additional weighted average assumptions included in the following table:

	2003	2002

Option life (in years)	7	7
Volatility	77.6%	77.8%
Risk-free interest rate	3.50%	4.77%

      In January 2003, we granted options to three former directors to purchase 15,320 shares of common stock at an exercise price equal to the market price of the common stock on the date of grant. These options vested

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

immediately, and $56,000 was recorded as compensation expense in the statements of operations during the first quarter of 2003. Also, we recorded an additional $156,000 as compensation expense in the statements of operations during the second quarter of 2003 related to the remeasurement of options in connection with the resignation of a key employee.

Reclassifications

      Certain prior period amounts have been reclassified to conform to the presentation shown in the consolidated interim financial statements as of September 30, 2003.

2.     Property and Equipment

      Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2003	2002

Barges, vessels and related equipment	$281,338	$268,770
Land and buildings	19,732	19,726
Machinery and equipment	245	245
Office furniture and equipment	6,064	5,554
Leasehold improvements	4,178	3,440

	311,557	297,735
Less — accumulated depreciation	(50,392)	(39,888)

Property and equipment, net	$261,165	$257,847

      During the nine months ended September 30, 2003, we incurred $13.8 million of capital expenditures, including capitalized interest, primarily related to the upgrades of the Sea Horizon’s lift capacity to 1200 tons, the Lone Star Horizon upgrades, the Pacific Horizon upgrades, the fabrication of a 110-ton plow initially used for the pipeline installation and burial project in the Northeastern U.S. and the purchase of other miscellaneous equipment.

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

Earnings Per Share

      Earnings per share data for all periods presented has been computed pursuant to SFAS No. 128, “Earnings Per Share” that requires a presentation of basic earnings per share (basic EPS) and diluted

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of September 30, 2003, we had outstanding options covering an aggregate of 3,463,452 shares of common stock, of which 2,338,824 shares were exercisable. Excluded from the computation of diluted EPS are options to purchase 3,463,452 shares of common stock at a weighted average price of $7.35 per share for the three and nine months ended September 30, 2003, as they would be anti-dilutive. Options to purchase 2,542,538 shares of common stock at a weighted average price of $8.83 per share and 845,645 shares of common stock at a weighted average price of $13.56 per share for the three and nine months ended September 30, 2002, respectively, were excluded from the computation of diluted EPS as they would be anti-dilutive.

Treasury Stock

      During the nine months ended September 30, 2003, we contributed 26,038 shares of treasury stock to our 401(k) Plan. As of September 30, 2003, our treasury stock consisted of 830,896 shares at a cost of $5.4 million.

4.	Related Party Transactions

      In August 1998, we entered into a master services agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates, L.P. (Elliott Associates) and Elliott International, L.P. (Elliott International), collectively our largest stockholder owning 15.8% of our outstanding common stock, to charter certain marine vessels from Odyssea. As of September 30, 2003, we owed Odyssea $1.1 million for charter services compared to $3.0 million at September 30, 2002. Odyssea billed Horizon and Horizon paid Odyssea for services rendered under the agreement as follows (in millions):

	Nine Months Ended
	September 30,

	2003	2002

Amount billed to Horizon	$13.8	$11.8
Amount paid to Odyssea	$16.9	$9.4

      In June 2003, we secured a $15.0 million loan due June 30, 2004 from Elliott Associates. See Note 5.

      In October 2000, we loaned $142,000 to our Chief Operating Officer. Forgiveness of that debt in connection with his resignation resulted in a write-off of his loan to selling, general and administrative expenses in the accompanying consolidated statement of operations in the second quarter of 2003. See Note 7.

5.	Notes Payable

      As of September 30, 2003, we had approximately $170.0 million of total outstanding debt. This represents an approximate net increase of $71.7 million from December 31, 2002. Of the $170.0 million of outstanding debt, $72.2 million represents borrowings on our three revolving credit facilities and $97.8 million represents borrowings on eight term-debt facilities.

      During the second quarter of 2003, we secured a $35.0 million term loan from Boeing Capital Corporation, of which $30.0 million was advanced in June 2003 and the remaining $5.0 million was advanced in July 2003. The loan has a seven-year term, due in monthly principal installments of $238,000 through June 30, 2010, with a balloon payment of $15.0 million on June 30, 2010, and bears interest at Libor plus 4.8%. A portion of the proceeds from the loan was used to retire our GMAC Business Credit, LLC debt of $14.1 million. In connection with the retirement of this debt, we recognized additional interest expense of $0.3 million during the second quarter of 2003 related to the write-off of deferred loan fees and incurred a

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prepayment penalty of $0.6 million which was reflected in other expense in the accompanying consolidated statements of operations in the second quarter of 2003. We also obtained a $15.0 million loan with a one-year term from Elliott Associates during the second quarter of 2003, which bears interest at 18%. The loan agreement provides that if the loan is not repaid at the maturity date, Elliott Associates has the option to convert up to $5.0 million of the loan into our common stock at a conversion price which is the greater of the weighted average price of our common stock for the preceding 30 trading days or $3.50 per share. Any outstanding loan balance at the maturity date will be due in September 2004.

      At September 30, 2003, we classified $45.9 million as current maturities for our revolving credit facilities with Southwest Bank of Texas, N.A. based on their maturity date of April 2004. We had no additional available borrowings under our three revolving credit facilities at September 30, 2003, and we had $18.5 million of cash and cash equivalents. In October 2003, we repaid net $6.0 million of borrowings under our three revolving credit facilities, which is currently available for future borrowings. Our weighted average interest rate on all indebtedness was 5.86% at September 30, 2003, and our term-debt borrowings currently require $796,000 in monthly principal payments.

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

      For the quarter ended September 30, 2003, we were not in compliance with our required debt to EBITDA (earnings before interest, taxes, depreciation, amortization) covenant ratio of not more than 5.95, and our required EBITDA to fixed charges covenant ratio of not less than 1.40, related to our two revolving credit facilities with Southwest Bank of Texas, N.A., which had a total outstanding balance of $45.9 million at September 30, 2003. Compliance with these covenants is determined quarterly based on the trailing four quarters ending on each determination date, and as of September 30, 2003, our ratios for the debt to EBITDA and EBITDA to fixed charges covenants were 18.24 and 0.11, respectively. We have obtained waivers of compliance from this lender on these two revolving credit facilities as of the September 30, 2003 determination date. We were also not in compliance with the required debt to EBITDA covenant ratio of not more than 3.60 and the required EBITDA to fixed charges covenant ratio of not less than 1.30 related to our $6.6 million term loan for the quarter ended September 30, 2003. We have obtained a waiver of compliance on this term loan as of the September 30, 2003 determination date and for determination dates on or before March 31, 2004. Based on current and forecasted demand for our services, we do not expect to meet certain financial covenant ratios for the Southwest Bank of Texas, N.A. facilities at future determination dates. We expect that we will need to further amend these debt covenants or receive waivers of compliance for these facilities through their maturity in April 2004. In connection with the waivers obtained from Southwest Bank of Texas, N.A., we will be required to reduce borrowing capacity under our two revolving credit facilities from an aggregate of $50 million to $20 million upon the earlier to occur of collection of the Pemex receivable and January 31, 2004. These facilities, along with the Elliott Associates loan, are classified as current in the accompanying balance sheet at September 30, 2003 based on their maturity. In the event that the Southwest Bank of Texas, N.A. covenants are not met in the future and we are unsuccessful in obtaining waivers of compliance, the violation of covenant requirements gives the lender the right to accelerate our debt with them, and cross-default provisions could result in acceleration of our remaining indebtedness. Our other facilities have been classified as long-term due to their stated maturity date, the future expected status of compliance with covenants, as amended, and our expectations regarding future payoffs, refinancing, or waivers to be obtained. We are currently in discussion with other lenders for new credit facilities to replace our existing facilities and satisfy debt facilities that will be due in 2004.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2003, we have closely managed our cash position and borrowed funds to meet working capital requirements due to the delayed timing of the collection of our Pemex receivables and claims. The additional asset based financing secured during the second quarter of 2003 has provided additional working capital to support our receivable position with Pemex and our operations. We expect that the volume of our contract revenues will largely influence our working capital and cash requirements. Our cash requirements are greatest at the start-up of a new project since we are required to incur mobilization expenses and complete all or a substantial portion of the majority of our projects before receiving payment from the customer. Although there can be no assurance, we believe that funds from operations will be sufficient in order to maintain necessary levels of operating liquidity.

6.	Casualty Loss

      On September 20, 2002, the pipelay barge, Lone Star Horizon, sustained electrical damage due to a fire while at anchor off Ciudad Del Carmen, Mexico. We have incurred costs totaling $5.5 million to repair the Lone Star Horizon. We maintain hull and machinery insurance to cover physical damage to our vessels. This insurance coverage provides for both a $0.5 million occurrence deductible and a $1.5 million annual aggregate deductible. During the third quarter of 2002, we recorded this $2.0 million loss as other expense. To date, we have collected reimbursement of $3.0 million and included the $0.5 million remaining insurance claim in current assets as of September 30, 2003.

7.	Severance Charges

      During the second quarter of 2003, we incurred approximately $680,000 in charges related to severance and other costs in connection with the resignation of a key employee, which was reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations in the second quarter of 2003. We recorded liabilities of $382,000 for severance and other benefits to be paid pursuant to the employee’s separation agreement through August 31, 2004. This amount will be paid ratably each month through the term of the agreement. In addition, we incurred a non-cash charge of approximately $156,000 related to the remeasurement of the employee’s options and a non-cash charge of approximately $142,000 related to the forgiveness of the employee’s loan pursuant to conditions in his separation agreement. During the third quarter of 2003, we paid $76,000 of the recorded liability and $306,000 remains as a liability at September 30, 2003. All charges are reflected in our domestic geographic segment.

8.	Income Taxes

      We use the liability method of accounting for income taxes. We recorded a federal income tax benefit of $(0.6) million, at a net effective rate of 65.9% on pre-tax net loss of $(0.8) million for the quarter ended September 30, 2003 and a federal income tax benefit of $(8.3) million, at a net effective rate of 53.2% on pre-tax net loss of $(15.6) million for the nine months ended September 30, 2003. The increase in the effective tax rate for the quarter ended September 30, 2003 is due to a lower effective rate on foreign earnings and a change in estimate to our state tax liability. The difference in the effective tax rate and the statutory tax rate for the nine months ended September 30, 2003 is primarily due to the tax benefit recognized in the second quarter of 2003 attributable to a research and development credit of $(3.0) million. We recorded a federal income tax provision of $0.8 million, at a net effective rate of 31.0% on pre-tax net income of $2.7 million for the quarter ended September 30, 2002 and a federal income tax provision of $2.2 million, at a net effective rate of 31.0% on pre-tax net income of $7.0 million for the nine months ended September 30, 2002. The difference from the statutory tax rate is due to the application of the extraterritorial income exclusion for income earned primarily in Mexico from January 1, 2002 to September 30, 2002. The exclusion allows us to exclude a qualifying portion of income earned outside the United States for tax purposes.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Geographic Information

      Horizon operates in the marine construction services industry. Geographic information relating to Horizon’s operations follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Domestic	$61.0	$30.9	$157.1	$83.3
Latin America	0.3	26.7	3.9	98.1
West Africa	0.3	0.8	5.9	0.8
Southeast Asia	18.2	6.0	37.4	11.6
Other	—	0.6	0.5	1.6

Total	$79.8	$65.0	$204.8	$195.4

Gross Profit:
Domestic	$4.7	$5.2	$6.3	$13.7
Latin America	0.5	9.1	(0.4)	16.0
West Africa	(0.9)	—	(2.1)	—
Southeast Asia	3.2	1.3	5.7	2.1
Other	—	0.3	(0.2)	0.8
Unallocated costs(1)	—	(4.3)	—	(6.4)

Total	$7.5	$11.6	$9.3	$26.2

	As of

	September 30,	December 31,
	2003	2002

Long-lived assets(2):
Domestic	$187.0	$168.4
Latin America	0.2	21.5
West Africa	19.8	19.6
Southeast Asia	40.3	34.3
Other	13.9	14.0

Total	$261.2	$257.8

(1)	Unallocated costs include support costs and operational overhead costs included in cost of contract revenues.

(2)	Long-lived assets include vessels, property and related marine equipment. Amounts reflect the location of the assets at September 30, 2003 and December 31, 2002. Equipment location changes as necessary to meet working requirements. Other identifiable assets include inventory and other long-term assets, and are primarily located in the Domestic geographic segment. Goodwill is included in the Latin America geographic segment and is included in other assets in the accompanying balance sheets.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

General

      We provide marine construction services for the offshore oil and gas industry in the U.S. Gulf of Mexico, Northeast U.S., Latin America, Southeast Asia and West Africa. We have twelve vessels in our marine fleet that are currently operational.

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

      For certain service contracts, revenues are recognized under SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” when all of the following criteria are met; persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price is fixed or determinable; and collectability is reasonably assured.

Cost Recognition

      Cost of contract revenues includes all direct material and labor costs and certain indirect costs, such as supplies, tools, repairs and depreciation, which are allocated to contracts based on asset utilization. Selling, general and administrative costs are charged to expense as incurred.

Accounts Receivable

      We have significant investments in billed and unbilled receivables as of September 30, 2003. As of September 30, 2003, we had contract receivables of $2.1 million and costs in excess of billings of $59.6 million from Pemex totaling $61.7 million. The significant delays between the completion of the work and when it is billed and collected are caused by Pemex’s rigid requirements on the submission, review and approval of invoices and documentation prior to their payment of contract claims and change orders. As of September 30, 2003, there were $52.2 million of claims included in accounts receivable for extra work related to interferences, interruptions and other delays, primarily related to the EPC 64 contract in the Cantarell field. Pemex extended the EPC 64 contract, which had an original value of $41.0 million, and substantially increased the scope of our operations in the Cantarell field. As a result, this project was subject to greater interruptions due to weather conditions and standby time as other contractors completed their work. The EPC 64 claim was formally submitted in July 2003, with final resolution now expected by the end of the fourth quarter of 2003. Upon resolution, a final billing will be invoiced for the remaining unbilled amounts with collection expected shortly thereafter. As of September 30, 2003, we have collected all amounts related to our other projects with Pemex. We believe our receivables are realizable; however, any change in estimate in collectibility will be recognized in the period in which they are determined. We have historically not experienced any significant losses on receivables, but significant losses would adversely affect our financial position, results of operations and our overall liquidity.

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

      We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Based on our analysis of the estimated future cash flows for our long-term assets, we recognized a $9.9 million impairment loss related to the Phoenix Horizon under SFAS No. 144 for the year ended December 31, 2002. Our planned use of the Phoenix Horizon changed during the fourth quarter of 2002 based on capital requirements and the projected utilization of our operating fleet to meet current market demands. During the fourth quarter of 2002, management determined not to invest in the improvements required to place the Phoenix Horizon into service due to the availability of other operational assets to address current market demands. No impairments were recognized for the nine months ended September 30, 2003 and 2002.

Other Assets

      Dry-dock costs are direct costs associated with scheduled major maintenance on our marine construction vessels. Costs incurred in connection with dry-dockings are deferred and amortized over the five-year cycle to the next scheduled dry-docking. On June 29, 2001, the AICPA issued an exposure draft of a proposed SOP, “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment.” If adopted, we would be required to expense regulatory maintenance cost on our vessels as incurred. We incurred and capitalized dry-dock costs of $4.2 million and $3.7 million for the nine months ended September 30, 2003 and 2002, respectively. As of September 30, 2003, deferred dry-dock costs totaled $14.2 million. Expensing dry-dock costs would likely result in greater variability of our quarterly operating results as a substantial portion of our dry-dock activities take place during the first and fourth quarters.

Stock-Based Compensation

      We have elected the method that requires disclosure of stock-based compensation pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Because of this election, we account for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, for stock-based compensation grants to non-employees, we recognize as compensation expense the fair market value of such grants as calculated pursuant to SFAS No. 123, amortized ratably over the lesser of the vesting period of the respective option or the individual’s expected service period.

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

      The FASB has indicated that it expects to require expensing of stock options issued based upon their fair values in 2005. Should this rule be implemented, we may be subject to significant stock compensation expense each quarter.

Recent Accounting Pronouncements

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. The adoption of this standard did not have a significant impact on our consolidated financial statements.

      On June 29, 2001, the AICPA issued an exposure draft of a proposed SOP, “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment.” This proposed SOP would change, among other things, the method by which companies would account for normal, recurring or periodic repairs and maintenance costs related to “in service” fixed assets. It would require that these types of expenses be recognized when incurred rather than recognizing expense for these costs while the asset is productive. We are assessing the impact of the change should this SOP be adopted. If adopted, we would be required to expense regulatory maintenance cost on our vessels as incurred. We currently capitalize a significant portion of these costs and amortize them over the future periods they are expected to benefit. We incurred and capitalized dry-dock costs of $4.2 million and $3.7 million for the nine months ended September 30, 2003 and 2002, respectively. As of September 30, 2003, deferred dry-dock costs totaled $14.2 million. Expensing dry-dock costs would likely result in greater variability of our quarterly operating results as a substantial portion of our dry-dock activities take place during the first and fourth quarters.

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The guidelines of the interpretation will become applicable as of December 31, 2003 for variable interest entities created before February 1, 2003 as the FASB has issued a staff position delaying the effective date of FIN 46 for public companies. The adoption of FIN 46 is not expected to have a material effect on our results of operations or financial position.

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

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. The statement requires that an issuer classify financial instruments that are within its scope as a liability and requires disclosure regarding the terms of those instruments and settlement alternatives. Previously, many of these instruments were classified as equity or as mezzanine instruments (between the liabilities and the equity section). SFAS No. 150 is effective immediately for qualifying financial instruments issued after May 31, 2003 and is effective for existing issuances in the third quarter of 2003. Adoption of SFAS No. 150 did not have a material effect on our results of operations or financial position.

Results of Operations

      The discussion below describes our results of operations. During the first nine months of 2003, revenues related to our pipeline installation and burial project in the Northeastern U.S. accounted for 32% of our consolidated revenues. Construction activities under our contract for this project were completed during October 2003. Also in the Northeastern U.S., we completed a pipeline inspection and pipetrenching project during the third quarter of 2003, which accounted for 11% of our consolidated revenues during the first nine months of 2003. Additionally, operations in the Southeast Asia region contributed significant revenues during the first nine months of 2003, accounting for 18% of our consolidated revenues as of September 30, 2003. Work on a structural and pipeline installation project in Brunei was completed during the third quarter of 2003 while construction activities continue on a pipeline and structural installation project in Malaysia. In the U.S. Gulf of Mexico, work on an 83 mile pipeline installation and burial project continues to progress and accounted for 18% and 7% of our consolidated revenues for the three and nine months ended September 30, 2003, respectively.

      Even though revenues increased for the period, we have recognized lower profit margins. The continuing low levels of vessel utilization due to competitive market conditions in the U.S. Gulf of Mexico, together with lower profit margins on projects in the Northeastern U.S. and schedule slippage in several major projects in West Africa and the U.S. Gulf of Mexico contributed to a decrease in gross profit for the first nine months of 2003. We also experienced lower margins on vessels operating in the northern U.S. Gulf of Mexico because of downtime due to unanticipated inclement weather conditions. We believe our operations in Southeast Asia and West Africa will provide some measure of counter-seasonal balance to the effect of adverse winter weather conditions in the U.S. Gulf of Mexico and Latin America. We will continue to pursue international construction projects in Mexico, Latin America, Southeast Asia and West Africa.

      The Brazos Horizon began work on a major portion of a two-year pipeline and structural installation program in Nigeria in January 2003. In late March 2003, our customer temporarily suspended operations in Nigeria, including construction on this project, due to ethnic unrest in the Niger Delta. Due to the temporary suspension of operations followed by the adverse weather season in this region from May through September, our work on this project did not resume until late October 2003, which negatively impacted revenues and gross profit during the second and third quarters of 2003.

      Pemex accounted for 2% of consolidated revenues for the first nine months of 2003, compared with 40% for the first nine months of 2002. As of September 30, 2003, we had $61.7 million of Pemex receivables, consisting of contract receivables of $2.1 million and costs in excess of billings of $59.6 million. Cumulative revenues recognized from 2000 through September 2003 on all Pemex projects in Mexico total $290.4 million, including $57.0 million of claims for extra work related to interferences, interruptions and other delays, primarily related to our second major project for Pemex, EPC 64, which was completed during the fourth quarter of 2002.

      A summary of our Pemex claims included in revenue is as follows (in millions):

Claims included in 2001 revenue	$42.8
Claims included in 2002 revenue	14.2

Total claims	$57.0

      There were no claims related to Pemex included in revenues for the nine months ended September 30, 2003.

      During November 2002, we engaged a consulting firm in Mexico to assist us in the administration of our Pemex claims. After complying with Pemex’s requirements, we formally submitted these claims in July 2003, with final resolution now expected by the end of the fourth quarter of 2003. Upon resolution, a final billing will be invoiced for the remaining unbilled amounts with collection expected shortly thereafter. The unapproved claims that we have included as revenue through December 31, 2002 are substantially less than the actual claims presented to Pemex, and we believe we are entitled to collect more than the claim amounts recorded. However, there is a risk that the unapproved claims we have recognized as revenue may not be collected in full. Should the full amount of the unapproved claims become uncollectible based upon subsequent events, we will recognize a loss in our financial statements at that time. There may be factors other than the submission, review and approval of our claims which are outside our control that may impact the ultimate collectibility of these amounts. We have considered these factors, including changes that have occurred related to Pemex employees involved in the project, the operating structure of Pemex, and the political and economic conditions in Mexico, in assessing the collectibility of these amounts.

      As of November 12, 2003, our backlog totaled approximately $57.0 million compared to our backlog at December 31, 2002 of approximately $123.6 million. This change is attributable to our execution of contract activity during that period and the lower levels of construction activity in the U.S. Gulf of Mexico.

      In 2003 we have undertaken initiatives to enhance profitability through productivity, efficiency and a reduction in expense levels in response to the challenging business environment and competitive conditions in the marine construction industry. As a result of those efforts, we have implemented cost-saving plans in the areas of travel, marketing, information systems, and other employee related expenses. In July 2003, we reorganized our current operations oriented management structure to place more emphasis on project management. We reduced our workforce during the first quarter of 2003 and again in July 2003. We believe that these continuing cost-saving initiatives and project focused management will result in improved productivity.

Quarter Ended September 30, 2003 Compared to the Quarter Ended September 30, 2002

      Contract Revenues. Contract revenues were $79.8 million for the quarter ended September 30, 2003, compared to $65.0 million for the quarter ended September 30, 2002. The increase in revenues for the third quarter of 2003 is primarily due to projects in Southeast Asia and the Northeastern U.S. as well as an 83 mile pipeline installation and burial project in the U.S. Gulf of Mexico. Increased revenues in the Southeast Asia and Northeastern U.S. regions exceeded the decrease in revenues from the Pemex projects in Mexico.

      Gross Profit. Gross profit was $7.5 million (9.4% of contract revenues) for the quarter ended September 30, 2003, compared to $11.6 million (17.9% of contract revenues) for 2002. Profit margins were lower on projects in the Northeastern U.S. and Southeast Asia, which accounted for a greater percentage of revenues for the third quarter of 2003, compared to higher profit margins on Pemex projects, which accounted for a greater percentage of revenues in 2002. A decline in vessel utilization due to competitive market conditions in the U.S. Gulf of Mexico and schedule slippage in West Africa and the U.S. Gulf of Mexico further reduced gross profit in 2003.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.4 million (6.8% of contract revenues) for the three months ended September 30, 2003, compared with $5.9 million (9.0% of contract revenues) for the three months ended September 30, 2002. Expenses decreased during the third quarter of 2003 as a result of our workforce reductions and cost-saving measures in the areas of travel, marketing, information systems and other employee related expenses.

      Interest Expense. Interest expense was $2.9 million for the three months ended September 30, 2003, net of $6,000 interest capitalized, and $1.1 million for the same period last year, net of $0.5 million interest capitalized. Our total outstanding debt was $170.0 million at September 30, 2003, compared to $101.4 million at September 30, 2002. Interest expense increased due to higher average outstanding debt balances and higher interest rates.

      Interest Income. Interest income on cash investments for the three months ended September 30, 2003 was $9,000 compared to $22,000 for the three months ended September 30, 2002.

      Other Income (Expense), Net. Other income (expense) for the three months ended September 30, 2003 primarily consisted of $76,000 of net foreign currency loss due to activity in Mexico denominated in Mexican pesos and a weakening of the Mexican peso compared to the U.S. dollar. Other income (expense) for the quarter ended September 30, 2002 primarily consisted of a $2.0 million loss related to a fire on the Lone Star Horizon and approximately $106,000 of foreign currency loss due to activity in Mexico denominated in Mexican pesos and a weakening of the Mexican peso compared to the U.S. dollar.

      Income Taxes. We use the liability method of accounting for income taxes. For the quarter ended September 30, 2003, we recorded a federal income tax benefit of $(0.6) million, at a net effective rate of 65.9% on pre-tax net loss of $(0.8) million. The increase in the effective tax rate for the quarter ended September 30, 2003 is primarily due to a lower effective rate on foreign earnings and a change in estimate to our state tax liability for the third quarter of 2003. We recorded a federal income tax provision of $0.8 million, at a net effective rate of 31.0% on pre-tax net income of $2.7 million for the quarter ended September 30, 2002. The extraterritorial income exclusion for 2002 consists of income earned in Mexico and parts of Southeast Asia from July 1, 2002 to September 30, 2002. The exclusion allows us to exclude a portion of income earned outside the United States for tax purposes. The impact of this exclusion on future periods will vary depending upon the amount of income earned outside the United States.

      Net Income (Loss). Net loss for the quarter ended September 30, 2003 was $(0.3) million, or $(0.01) per share-diluted. This compares with net income of $1.8 million, or $0.07 per share-diluted for the quarter ended September 30, 2002.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

      Contract Revenues. Contract revenues were $204.8 million for the nine months ended September 30, 2003, compared to $195.4 million for the nine months ended September 30, 2002 as a result of the increase in revenues on projects in the Northeastern U.S. and Southeast Asia. Increased revenues from these regions counter-balanced the decline in revenues on the Pemex projects in Mexico and reduced demand for offshore construction in the U.S. Gulf of Mexico.

      Gross Profit. Gross profit was $9.3 million (4.5% of contract revenues) for the nine months ended September 30, 2003, compared to gross profit of $26.2 million (13.4% of contract revenues) for the same period of 2002. Lower profit margins on projects in the Northeastern U.S. and Southeast Asia, reduced vessel utilization and unusually adverse weather conditions during 2003, and resulting downtime and revenues recorded for such events, lowered the overall profit margins. The profit margins on the Pemex projects, which accounted for a greater percentage of revenues in 2002, were higher than profit margins on other contracts in 2003.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $17.3 million (8.4% of contract revenues) for the nine months ended September 30, 2003, compared to $13.7 million (7.0% of contract revenues) for the same period of 2002. The increase primarily relates to costs associated with international operations, additional depreciation expense for corporate fixed assets placed into service during the second half of 2002 and first quarter of 2003, and severance and other charges due to the resignation of a key employee in 2003.

      Interest Expense. Interest expense for the nine months ended September 30, 2003 was $6.8 million, net of $0.1 million of interest capitalized. Interest expense was $3.1 million for the nine months ended September 30, 2002, net of $1.5 million of interest capitalized. Our total outstanding debt was $170.0 million at September 30, 2003, compared to $101.4 million at September 30, 2002. Interest expense increased due to higher average outstanding debt balances, higher interest rates, the write-off of deferred loan fees related to early retirement of debt and other fees associated with the additional financing secured during the second quarter of 2003.

      Interest Income. Interest income on cash investments for the nine months ended September 30, 2003 and 2002 was $30,000 and $75,000, respectively. The decrease was primarily due to lower interest rates and lower average cash balances for 2003.

      Other Income (Expense), Net. Other income (expense) for the nine months ended September 30, 2003, primarily consisted of $569,000 in prepayment penalties for the early retirement of debt and $211,000 of net foreign currency loss due to activity in Mexico denominated in Mexican pesos and a weakening of the Mexican peso compared to the U.S. dollar. Included in other income (expense) for the nine months ended September 30, 2002 is a $2.0 million loss related to a fire on the Lone Star Horizon and $517,000 of foreign currency loss due to activity in Mexico denominated in Mexican pesos and a weakening of the Mexican peso compared to the U.S. dollar.

      Income Taxes. We use the liability method of accounting for income taxes. For the nine months ended September 30, 2003, we recorded a federal income tax benefit of $(8.3) million, at a net effective rate of 53.2% on pre-tax net loss of $(15.6) million. The difference in the effective tax rate and the statutory tax rate is primarily due to the tax benefit recognized for the nine months ended September 30, 2003 attributable to a research and development credit of $(3.0) million. For the nine months ended September 30, 2002, we recorded a federal income tax provision of $2.2 million, at a net effective rate of 31.0% on pre-tax net income of $7.0 million. The difference from the statutory tax rate is due to the application of the extraterritorial income exclusion for income earned primarily in Mexico from January 1, 2002 to September 30, 2002. The exclusion allows us to exclude a portion of income earned outside the United States for tax purposes. The impact of this exclusion on future periods will vary depending upon the amount of income earned outside the United States.

      Net Income (Loss). Net loss was $(7.3) million, or $(0.28) per share-diluted, for the nine months ended September 30, 2003, compared to net income for the nine months ended September 30, 2002 of $4.8 million, or $0.19 per share-diluted.

Liquidity and Capital Resources

      Our primary liquidity needs are to provide working capital to support our projects and other operations and to fund acquisitions and improvements to the fleet necessary to maintain and expand operations. We had $19.5 million of working capital at September 30, 2003 compared to $30.4 million of working capital at December 31, 2002. The decrease in working capital was primarily attributable to our pretax losses for the nine months ended September 30, 2003 and to the reclassification of an aggregate of $45.9 million to current maturities for our revolving credit facilities with Southwest Bank of Texas, N.A. based on their maturity date of April 2004. This decrease in working capital was partially offset by long-term financing used to reduce current liabilities and increase cash and cash equivalents, and by the increase in contract receivables due to increased revenues during the third quarter. We intend to either repay our revolving credit facilities with Southwest Bank of Texas, N.A. prior to their scheduled maturity when we collect Pemex receivables or refinance the outstanding borrowings with long-term debt.

      Cash used in operations was $(47.1) million for the first nine months of 2003 compared to cash provided by operations of $26.0 million for the first nine months of 2002. The increase in funds used in operating activities is primarily attributable to the decrease in accrued job costs and accrued liabilities as projects were completed, an increase in contract receivables associated with the increase in revenues for the third quarter of 2003, and delays in collections of these revenues. Subsequent to September 30, 2003, we collected $29.8 million of our outstanding contract receivables. Also, our net loss before income tax benefit of $(15.6) million for the nine months ended September 30, 2003 contributed to the increase in funds used in operating activities.

      Cash used in investing activities was $10.8 million for the nine months of 2003 compared to cash used in investing activities of $41.1 million for the first nine months of 2002. The decrease in funds used in investing activities is primarily attributable to the significant upgrades to the Sea Horizon, our largest vessel, and other vessels in our fleet during the first nine months of 2002 compared to the first nine months of 2003. Our capital expenditure activity has significantly decreased during 2003 as a result of the continued low levels of vessel utilization due to competitive market conditions in the U.S. Gulf of Mexico.

      Cash provided by financing activities was $70.3 million for the first nine months of 2003 compared to cash provided by financing activities of $12.5 million for the first nine months of 2002. The increase in funds provided by financing activities is primarily attributable to the additional $55 million in secured asset based financing obtained during the second quarter of 2003. Also, in September 2003, we borrowed additional funds under our revolving credit facilities to meet our short-term operating needs. For the first nine months ended September 30, 2002, the $30.8 million we received in our public stock offering was offset by the funds used to reduce indebtedness under our revolving credit facilities.

      Our receivables from Pemex continue to impact our liquidity. As of September 30, 2003, we had contract receivables of $2.1 million and costs in excess of billings of $59.6 million from Pemex totaling $61.7 million. The significant delays between the completion of the work and when it is billed and collected are caused by Pemex’s rigid requirements on the submission, review and approval of invoices and documentation prior to their payment of contract claims and change orders. As of September 30, 2003, there were $52.2 million of claims included in accounts receivable for extra work related to interferences, interruptions and other delays, primarily related to the EPC 64 contract in the Cantarell field. Pemex extended the EPC 64 contract, which had an original value of $41.0 million, and substantially increased the scope of our operations in the Cantarell field. As a result, this project was subject to greater interruptions due to weather conditions and standby time as other contractors completed their work. The EPC 64 claim was formally submitted in July 2003, with final resolution now expected by the end of the fourth quarter of 2003. Upon resolution, a final billing will be invoiced for the remaining unbilled amounts with collection expected shortly thereafter. From 2000 through September 30, 2003, cumulative revenues recognized on all Pemex projects in Mexico totaled $290.4 million. As of September 30, 2003, we have collected all amounts related to our other projects with Pemex.

      At September 30, 2003, we had approximately $170.0 million of total outstanding debt. This represents an approximate net increase of $71.7 million from December 31, 2002 primarily due to additional borrowings to meet working capital needs during the first nine months of 2003. Of the $170.0 million of outstanding debt, $72.2 million represents borrowings on our three revolving credit facilities and $97.8 million represents borrowings on our eight term-debt facilities. At September 30, 2003, we had no additional available borrowings under our three revolving credit facilities, and we had $18.5 million of cash and cash equivalents. In October 2003, we repaid net $6.0 million of borrowings under our three revolving credit facilities. Our weighted average interest rate on all indebtedness was 5.86% at September 30, 2003, and our term-debt borrowings currently require $796,000 in monthly principal payments. Current maturities of long-term debt were $70.5 million as of September 30, 2003. Subsequent to September 30, 2003 and as of November 12, 2003, we collected $29.8 million of contract receivables and had $6.0 million available under our three revolving credit facilities.

      During the second quarter of 2003, we secured $55 million in secured asset based financing from three lenders, of which $45 million was funded during the second quarter of 2003 and $10 million was funded in July 2003. The proceeds were used to repay our $14.1 million loan with GMAC Business Credit, LLC and the remaining proceeds will continue to be used to provide working capital to support operations. We obtained a $35.0 million loan with a seven-year term from Boeing Capital Corporation, of which $30.0 million was advanced in June 2003 and the remaining $5.0 million was advanced in July 2003. Additionally, we increased our borrowing capacity by $5.0 million with CIT Group/ Equipment Finance, Inc. The additional $5.0 million was received in July 2003 and has been repaid. We also obtained a $15.0 million loan during the second quarter of 2003 with a one-year term from Elliott Associates, L.P., which together with Elliott International, L.P. owns 15.8% of our outstanding common stock.

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

      For the quarter ended September 30, 2003, we were not in compliance with our required debt to EBITDA (earnings before interest, taxes, depreciation, amortization) covenant ratio of not more than 5.95, and our required EBITDA to fixed charges covenant ratio of not less than 1.40, related to our two revolving credit facilities with Southwest Bank of Texas, N.A., which had a total outstanding balance of $45.9 million at September 30, 2003. Compliance with these covenants is determined quarterly based on the trailing four quarters ending on each determination date, and as of September 30, 2003, our ratios for the debt to EBITDA and EBITDA to fixed charges covenants were 18.24 and 0.11, respectively. We have obtained waivers of compliance from this lender on these two revolving credit facilities as of the September 30, 2003 determination date. We were also not in compliance with the required debt to EBITDA covenant ratio of not more than 3.60 and the required EBITDA to fixed charges covenant ratio of not less than 1.30 related to our $6.6 million term loan for the quarter ended September 30, 2003. We have obtained a waiver of compliance on this term loan as of the September 30, 2003 determination date and for determination dates on or before March 31, 2004. Based on current and forecasted demand for our services, we do not expect to meet certain financial covenant ratios for the Southwest Bank of Texas, N.A. facilities at future determination dates. We expect that we will need to further amend these debt covenants or receive waivers of compliance for these facilities through their maturity in April 2004. In connection with the waivers obtained from Southwest Bank of Texas, N.A., we will be required to reduce borrowing capacity under our two revolving credit facilities from an aggregate of $50 million to $20 million upon the earlier to occur of collection of the Pemex receivable and January 31, 2004. These facilities, along with the Elliott Associates loan, are classified as current in the accompanying balance sheet at September 30, 2003 based on their maturity. In the event that the Southwest Bank of Texas, N.A. covenants are not met in the future and we are unsuccessful in obtaining waivers of compliance, the violation of covenant requirements gives the lender the right to accelerate our debt with them, and cross-default provisions could result in acceleration of our remaining indebtedness. Our other facilities have been classified as long-term due to their stated maturity date, the future expected status of compliance with covenants, as amended, and our expectations regarding future payoffs, refinancing, or waivers to be obtained. We are currently in discussion with other lenders for new credit facilities to replace our existing facilities and satisfy debt facilities that will be due in 2004.

      During 2003, we have closely managed our cash position and borrowed funds to meet working capital requirements due to the delayed timing of the collection of our Pemex receivables and claims. The additional $55 million of asset based financing secured during the second quarter of 2003 has provided additional working capital to support our receivable position with Pemex and our operations. We expect that the volume of our contract revenues will largely influence our working capital and cash requirements. Our cash requirements are greatest at the start-up of a new project since we are required to incur mobilization expenses and complete all or a substantial portion of the majority of our projects before receiving payment from the customer. Although there can be no assurance, we believe that funds from operations will be sufficient in order to maintain necessary levels of operating liquidity.

      We have fixed debt service and lease payment obligations under notes payable and operating leases for which we have material contractual cash obligations. Interest rates on our debt vary from commercial paper plus 2.45% to a fixed 18.0%. The following table summarizes our long-term material contractual cash obligations (in millions):

	Remainder
	of 2003	2004	2005	2006	2007	Thereafter

Principal and interest payments on debt	$4,903	$77,467	$54,347	$17,405	$5,664	$30,051
Operating leases	651	2,510	2,504	2,341	2,347	2,489

	$5,554	$79,977	$56,851	$19,746	$8,011	$32,540

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

      Planned capital expenditures for the remainder of 2003 are estimated to range from approximately $1 million to $2 million largely related to vessel improvements. These expenditures will depend upon available funds, work awarded and future operating activity. Our strategy, however, is to make other acquisitions, to expand our operating capabilities and to expand into additional selected international areas. To the extent we are successful in identifying acquisition and expansion opportunities and have expanded our market share in those areas, we may require additional equity or debt financing depending on the size of any transaction.

Forward-Looking Statements

      In addition to historical information, Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements regarding events and financial trends that may affect our future operating results and financial position. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

•	Pemex’s approval of claims and the outcome of these claims, and our ability to manage our liquidity needs pending the timing of collection of our receivables and claims from Pemex;

•	expected loan covenant noncompliance, related waivers and the need for additional financing;

•	industry volatility, including the level of capital expenditures by oil and gas companies due to fluctuations in the price and perceptions of the future price of oil and gas;

•	risks of growth strategy, including the risks of rapid growth;

•	operating hazards, including the unpredictable effect of natural occurrences on operations and the significant possibility of accidents resulting in personal injury and property damage;

•	the highly competitive nature of the marine construction business;

•	dependence on the continued strong working relationships with significant customers operating in the U.S. Gulf of Mexico;

•	seasonality of the offshore construction industry in the U.S. Gulf of Mexico;

•	ability to realize carrying values of salvaged structures;

•	contract bidding risks;

•	percentage-of-completion accounting;

•	successful negotiation and collection of contract claims;

•	continued active participation of our executive officers and key operating personnel;

•	the effect on our performance of regulatory programs and environmental matters;

•	risks involved in the expansion of our operations into international offshore oil and gas producing areas;

•	risks involved in joint venture operations, including difficulty in resolving disputes with present partners or reaching agreements with future partners; and

•	a terrorist attack and future wars.

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

      Our market risk exposures primarily include interest rate and exchange rate fluctuation on financial instruments as detailed below. Our market risk sensitive instruments are classified as “other than trading.” The following sections address the significant market risks associated with our financial activities during the nine months ended September 30, 2003. Our exposure to market risk as discussed below includes “forward-looking statements” and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in foreign currency exchange rates or interest rates.

      As of September 30, 2003, the carrying value of our debt, including $0.4 million of accrued interest, was approximately $170.4 million. The fair value of this debt approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates. A hypothetical 1% increase in the applicable interest rates as of September 30, 2003 would increase annual interest expense by approximately $1.7 million.

      We collect a portion of international contract revenues and pay local expenses in foreign currency. We manage foreign currency risk by attempting to contract as much foreign revenue as possible in U.S. dollars. We monitor the exchange rate of our foreign currencies in order to mitigate the risk from foreign currency fluctuations. Additional exposure could occur as we expand internationally. Approximately 80% of our current contracts with Pemex are denominated in U.S. dollars. We receive payment in Mexican pesos equivalent to the U.S. dollars billed, which is converted to U.S. dollars that day or the following day. Our contracts in Mexico also typically provide some protection from declining exchange rates on the portion of the contract revenues denominated in foreign currency. We recognized a $211,000 foreign currency loss due to activity in Mexico denominated in Mexican pesos and a weakening of the Mexican peso compared to the U.S. dollar for the nine months ended September 30, 2003.

      The level of construction services required by a customer depends on the size of its capital expenditure budget for construction for the year. Consequently, customers that account for a significant portion of contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years.

Item 4.	Controls and Procedures

      As of the end of the period ended September 30, 2003, we carried out an evaluation, under the supervision and with the participation and assurances of management, including the President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings.

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

      (b) Reports on Form 8-K

      On July 3, 2003, we filed a report on Form 8-K, reporting under item 5, announcing a reorganization of management and the resignation of the Chief Operating Officer.

      On July 18, 2003, we filed a report on Form 8-K, reporting under item 5, announcing a refinancing and updated earnings guidance.

      On August 8, 2003, we filed a report on Form 8-K, reporting under item 12, announcing second quarter 2003 results.

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

Date: November 13, 2003