Form 10-K
period 2003-12-31
HORIZON OFFSHORE INC
filed 2004-03-15
CIK 1051431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-16857

Horizon Offshore, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0487309 (I.R.S. Employer Identification No.)

2500 CityWest Boulevard Suite 2200 Houston, Texas (Address of principal executive offices)	77042 (Zip Code)

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

     The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2003), was approximately $109 million.

     The number of shares of the registrant’s common stock, $1.00 par value per share, outstanding as of February 20, 2004 was 26,493,352.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement prepared in connection with the registrant’s 2004 annual meeting of stockholders have been incorporated by reference into Part III of this Form 10-K.

HORIZON OFFSHORE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2003

	PART I
Items 1. and 2.	Business and Properties	3
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 4A.	Executive Officers of the Registrant	16
	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	33
Item 8.	Financial Statements and Supplementary Data	33
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	33
Item 9A.	Controls and Procedures	34
	PART III
Item 10.	Directors and Executive Officers of the Registrant	34
Item 11.	Executive Compensation	34
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	34
Item 13.	Certain Relationships and Related Transactions	34
Item 14.	Principal Accountant Fees and Services	34
	PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	35
	Financial Statements	36
	Signatures	61
	Exhibit Index	62
Form of Warrant
Consulting Agreement - Edward L. Moss
Purchase Agreement
Amend.No.1 to Registration Rights Agreement
Registration Rights Agreement
Sixth Amendmant to Loan Agreement
Fifth Amendment to EXIM Guaranteed Loan Agreement
Seventh Amendment to Loan Agreement
Sixth Amendment to EXIM Guaranteed Loan Agreement
Amendment No.1 to Loan Agreement
Amendment No.9 to Loan Agreement
Loan Agreement
Amend. #3 to Credit Agreement
Code of Ethics and Business Conduct
Subsidiaries of the Company
Consent of PricewaterhouseCoopers LLP
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART I

Items 1. and 2. Business And Properties

GENERAL

     We provide marine construction services for the offshore oil and gas and other energy related industries in the U.S. Gulf of Mexico, Northeastern U.S., Latin America, Southeast Asia and West Africa, and recently expanded our operations to the Middle East. We have eleven vessels in our marine fleet which are currently operational, including five pipelay and pipebury vessels, one dedicated pipebury vessel, two derrick barges, two support vessels and one combination pipelay and derrick vessel. Our primary services include:

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

SCOPE OF OPERATIONS

     We are a leading provider of marine construction services in the U.S. Gulf of Mexico and have expanded our international operations to areas offshore Mexico, Southeast Asia and West Africa. We also provide marine construction services in the Northeastern U.S, and have recently expanded our operations to the Middle East. Our operating results are directly tied to industry demand for our services, and, to a lesser degree, seasonal impact. The demand for our services depends on the level of capital expenditures by oil and gas companies for developmental construction. Due to the time required to drill a well and fabricate a production platform, demand for our services usually lags exploratory drilling by nine to eighteen months and sometimes longer.

     Our fleet consists of thirteen vessels including the eleven vessels which are currently operational, and one pipelay/pipebury barge and one derrick barge that are not currently operational.

     Our fleet of six pipelay and pipebury vessels and one combination vessel install and bury pipelines with an outside diameter (including concrete coating) of up to 39-inches. Our pipelay vessels employ conventional S-lay technology that is appropriate for operating on the U.S. continental shelf and the international areas where we currently operate. Conventional pipeline installation involves the sequential assembly of pieces of pipe through an assembly line of welding stations that run the length of the pipelay vessel. Welds are then inspected and coated on the deck of the pipelay barge. The pipe is then supported off the stern and into the water via a ramp that is referred to as a “pontoon” or “stinger.” The ramp supports the pipe to some distance under the water and prevents over-stressing as it curves into a horizontal position toward the sea floor. The barge is then moved forward by its anchor winches and the pipeline is laid on the sea floor. The suspended pipe forms an elongated “S” shape as it undergoes a second bend above the contact point. During the pipelay process, divers regularly inspect the pipeline to ensure that the ramp is providing proper support and that the pipeline is settling correctly.

     Pipelines installed on the U.S. continental shelf or located in water depths of 200-feet or less are required by the regulations of the United States Department of Interior’s Minerals Management Service to be buried at least three feet below the sea floor. Jet sleds towed behind pipelay/pipebury barges are used to bury pipelines on smaller pipe installation projects. Towed jet sleds are less likely to damage the pipeline being laid or any existing pipelines that the pipeline may cross. Towed jet sleds use a high-pressure stream of air and water that is pumped from the barge to create a trench into which the pipe settles. For larger pipe burying projects, or where deeper trenching is required, we use the Canyon Horizon, our dedicated bury barge. It is one of only two dedicated pipebury barges operating in the U.S. Gulf of Mexico and can bury pipelines more efficiently and to greater depths than any other vessel in the Gulf. We match our burying approach to the requirements of each specific contract by using the Canyon Horizon for larger projects and our towed jet sleds behind pipelay barges for smaller projects. We also use the Pecos Horizon for larger pipebury projects. The Cajun Horizon, a pipelay/pipebury barge, is currently not operational as a result of the decline in vessel utilization due to increased competition and the sustained depressed market in the marine construction industry for the U.S. Gulf of Mexico.

     Our fleet also includes two diving support vessels that are currently not working on projects as a result of the sustained difficult economic environment and depressed market in the marine construction industry. The Pearl Horizon is a multi-purpose vessel capable of performing diving support services such as connecting pipelines to platforms and other pipelines (tie-ins) and filling pipelines with water under pressure to test the integrity of the system. The Pearl Horizon’s capabilities also permit it to tow other vessels. The Stephaniturm is our dynamically positioned diving support vessel. Although it has undergone scheduled maintenance and is available for charter hire, we are currently marketing this vessel for sale.

     We also install and remove or salvage offshore fixed platforms. We have three derrick barges equipped with cranes designed to lift and place platforms, structures or equipment into position for installation. In addition, they are used to disassemble and remove platforms and prepare them for salvage or refurbishment. We currently operate two derrick barges, the Pacific Horizon with a lift capacity of 1,000-tons, and the Atlantic Horizon with a 550-ton lift capacity. Our third derrick barge, the Phoenix Horizon, is currently not operational. We decided not to make capital improvements to it that are required to place the vessel into service due to the availability of other operational assets as a result of the sustained difficult economic environment and depressed market in the marine construction industry for the U.S. Gulf of Mexico. Our fleet also includes the Sea Horizon, which is our 360-feet long and 100-feet wide combination vessel that has both pipelay and derrick capabilities. The Sea Horizon is utilized to install and remove offshore fixed platforms and its lift capacity was upgraded from 800-tons to 1200-tons.

     During 2003, we laid 326-miles of pipe of various diameters in various depths pursuant to a total of 27 pipeline construction contracts. Also in 2003, we installed or removed 34 offshore platforms.

     Inventory consists of production platforms and other marine structures received from time to time as partial consideration from salvage projects performed in the U.S. Gulf of Mexico. These structures are held for resale.

     Our customers award contracts by means of a highly competitive bidding process. In preparing a bid, we must consider a variety of factors, including estimated time necessary to complete the project, the recovery of equipment costs and the location and duration of current and future projects. We have placed a strong emphasis on attempting to sequentially structure scheduled work in adjacent areas. Sequential scheduling reduces mobilization and demobilization time and costs associated with each project and increases profitability. We employ core groups of experienced offshore personnel that work together on particular types of projects to increase our bidding accuracy. We often obtain the services of workers outside of our core employee groups by subcontracting with other parties. Our management examines the results of each bid submitted, reevaluates bids, and implements a system of controls to maintain and improve the accuracy of the bidding process. The accuracy of the various estimates in preparing a bid is critical to our profitability.

     Our contracts are typically of short duration in the U.S. Gulf of Mexico, being completed in periods as short as several days to periods of up to several months for projects involving our larger pipelay vessels. International construction projects typically have longer lead times and extended job durations. We perform most of our projects on a fixed-price or day rate basis or a combination thereof, although a few projects are performed on a cost-reimbursement basis. Under a fixed-price contract, the price stated in the contract is subject to adjustment only for change orders approved by the customer. As a result, we are responsible for all cost overruns. Furthermore, our profitability under a fixed-price contract is reduced when the contract takes longer to complete than estimated. Similarly, our profitability will be increased if we can perform the contract ahead of schedule. Under cost-reimbursement arrangements, we receive a specified fee in excess of direct labor and material cost and are protected against cost overruns, but unless cost savings incentives are provided, we generally do not benefit directly from improved performance.

MARINE EQUIPMENT

     The following table describes our marine vessels.

				Maximum
			Maximum	Pipelay
		Length	Derrick Lift	Diameter
Vessel	Vessel Type	(feet)	(tons)	(inches)
American Horizon	Pipelay/Pipebury	180	—	18
Cajun Horizon (1)	Pipelay/Pipebury	140	—	12
Lone Star Horizon	Pipelay/Pipebury	320	—	39
Gulf Horizon	Pipelay/Pipebury	350	—	36
Brazos Horizon	Pipelay/Pipebury	210	—	18
Pecos Horizon	Pipelay/Pipebury	250	—	24
Canyon Horizon	Pipebury	330	—	—
Pearl Horizon	Diving Support Vessel	184	—	—
Stephaniturm	Diving Support Vessel	230	—	—
Atlantic Horizon	Derrick Barge	420	550	—
Pacific Horizon	Derrick Barge	350	1,000	—
Phoenix Horizon (1)	Derrick Barge	300	250	—
Sea Horizon	Derrick/Pipelay	360	1,200	36

(1)	These vessels are not currently operational.

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

ALLIANCES AND JOINT VENTURES

     In November 1998, we formed an alliance with Cal Dive International, Inc. (Cal Dive) in the U.S. Gulf of Mexico. Under this alliance, Cal Dive provided us with surface diving services, which include inspecting pipeline as it is being laid, monitoring pipebury activities, connecting pipelines to production platforms and assisting derrick barges in the installation and removal of structures. Our alliance with Cal Dive expired on March 1, 2004, and we now subcontract our surface diving services on a competitive bid basis.

     In March 2001, we formed a joint venture, 50% owned by us, with Cal Dive to perform small diameter, deepwater reel pipelaying projects in the U.S. Gulf of Mexico with the Intrepid, a vessel owned by Cal Dive. In January 2004, we notified Cal Dive of our intent to withdraw from the joint venture in accordance with its terms. To date, no operations were commenced under the joint venture. The carrying value of our investment in this dormant joint venture was $45,000 at December 31, 2003.

SAFETY AND QUALITY ASSURANCE

     We believe that the safety and health of our employees, the protection of the environment and our assets, while consistently providing products and services to our customers’ satisfaction and within regulatory guidelines is a key component of our overall financial success. We maintain stringent safety assurance programs to reduce the possibility of costly incidents and to attract and retain new employees and customers. Our Health, Safety, Environmental and Quality Department establishes and regularly updates these programs to ensure compliance with all applicable state, federal, foreign and customer safety regulations as well as the quality requirements for providing an end product that satisfies client and regulatory specifications.

     In 2003, our worldwide Health, Safety and Environmental Management System maintained OHSAS-18001 certification with the Norwegian classification society Det Norske Veritas (DNV), which certifies that our health and safety processes meet or exceed international standards. Additionally, DNV granted our marine operations in North America ISO 9001:2000 accreditation, which is an internationally recognized accreditation. We achieved this accreditation by demonstrating that our Quality Management System consistently provides products and services that meet customer and applicable regulatory requirements. Our Houston support department and Southeast Asia operations have already achieved ISO 9001:2000 accreditation.

SEASONALITY, CYCLICALITY AND FACTORS AFFECTING DEMAND

     The marine construction industry in the U.S. Gulf of Mexico and Latin America historically has been highly seasonal with contracts typically awarded in the spring and early summer and performed before the onset of adverse weather conditions in the winter. The scheduling of much of our work is affected by weather conditions and other factors, and many projects are performed within a relatively short period of time. We have attempted to offset the seasonality of our core operations in the U.S. Gulf of Mexico and Mexico by expanding our operations to international areas offshore Southeast Asia and West Africa. We believe the locations of these regions and the timing of customers’ awards will provide some measure of counter-seasonal balance to our operations in the U.S. Gulf of Mexico and Mexico, but we cannot ensure that expansion into these areas will offset the seasonality of the work in the U.S. Gulf of Mexico and Mexico. Our contracts are typically of short duration in the U.S. Gulf of Mexico, being completed in periods as short as several days to periods of up to several months for projects involving our larger pipelay vessels. International construction projects typically have longer lead times and extended job durations.

     The level and volatility of oil and gas prices have a strong effect on exploration and production activities offshore which ultimately affect the demand for our services. Capital expenditures by oil and gas companies operating in the U.S. Gulf of Mexico remained at reduced levels during 2003 due to the slow down in the U.S. economy and concerns over U.S. natural gas pricing trends. Capital expenditures of oil and gas companies are influenced by:

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

CUSTOMERS AND GEOGRAPHIC INFORMATION

     We have domestic and international operations in one industry, the marine construction service industry for offshore oil and gas companies and energy companies. We provide marine construction services for domestic customers in the U.S. Gulf of Mexico and Northeastern U.S. and foreign customers in Latin America, Southeast Asia and West Africa. The percentages of consolidated revenues from domestic and foreign customers for each of the last three years are as follows:

	2003	2002	2001
Domestic	75%	55%	47%
Foreign	25%	45%	53%

See Note 13 of our notes to consolidated financial statements for financial information on our geographic regions.

     In 2003, we provided offshore marine construction services to approximately 48 customers. Customers accounting for more than 10% of consolidated revenues for each of the last three years are as follows:

	2003	2002	2001
Iroquois Gas Transmission LP	25%	20%	—
Algonquin Gas Transmission Company	15%	—	—
Brunei Shell Petroleum Company	10%	—	—
Petróleos Mexicanos (Pemex)	1%	31%	52%

     The amount of revenue accounted for by a customer depends on the level of construction services required by the customer based on the size of their capital expenditure budget for construction for the year and our ability to bid for and obtain their work. Consequently, customers that account for a significant portion of contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years.

     We continue to negotiate with and use our best efforts to resolve our EPC 64 contract claims against Pemex. The Pemex personnel responsible for the EPC 64 contract at the time it was ongoing are no longer participating in the settlement negotiations of these claims, which has hindered our ability to resolve them. From November 2002 through March 2004, we engaged a consulting firm in Mexico to assist us in the administration of our Pemex claims. After complying with Pemex's requirements, we formally submitted these claims in July 2003. Upon the formal submission of such claims, we expected to resolve them by the end of the fourth quarter of 2003. However, during the fourth quarter of 2003, it became apparent that the current management at Pemex was resistant to accepting responsibility for resolving these claims due to the changes in personnel negotiating these claims on behalf of Pemex and to the operating structure of Pemex. Prior to that time, Pemex personnel had given us assurances that our properly supported claims would be paid, and our consulting firm from Mexico indicated they believed we would be able to collect the carrying value of our claims. At December 31, 2003, since there was no final resolution of these claims and the ultimate amount and timing of payment of these claims was uncertain, we reserved $33.1 million related to our previously recorded outstanding unapproved claims against Pemex. The total claims that we submitted to Pemex approximated $78 million and included unapproved claims for extra work related to interferences, interruptions and other delays as well as claims for additional scope of work performed. The unapproved claims recorded as revenue to the extent of costs incurred through December 31, 2002 do not include any profit and are substantially less than the actual claims submitted to Pemex. Of the $78 million of claims submitted, the carrying value at December 31, 2003, prior to the reserve recorded, consisted of $52.2 million of unapproved claims and $8.5 million of additional scope of work. If we are unsuccessful in resolving our EPC 64 contract claims against Pemex, we intend to submit some or all of the claims to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce. As of December 31, 2003, we had remaining unreserved contract receivables of $2.1 million and costs in excess of billings of $25.5 million from Pemex, totaling $27.6 million. We subsequently collected the $2.1 million of contract receivables that were outstanding as of December 31, 2003 related to work performed as additional scope of work. Our unreserved net claim receivable remaining from December 31, 2003 of approximately $25.5 million, which includes approximately $19.1 million of unapproved claims and $6.4 million of additional scope of work, is our best estimate of the amount we believe we will collect on our EPC 64 contract claims. We based our best current estimate of ultimate collectibility on the limited indications from Pemex during the fourth quarter of 2003 of suggested settlements on the portion of the claims not related to interferences and interruptions. Pemex officials involved in the negotiation of the claims have failed to indicate to us the amounts of which they might settle the claims related to interferences and interruptions. Settlement of this amount and final resolution could reasonably be expected to vary from $25.5 million. Had we not estimated a portion of the interferences and interruptions claims that would be collected, the loss would be greater. A failure to recover any amounts from Pemex in negotiations or possible arbitration could result in a further loss of up to our carrying value of $25.5 million. It is possible that the EPC 64 claim could be settled for an amount in excess of our recorded balance, which could result in a gain recognized in the period settlement is reached. The process for resolving these claims could continue into 2005 and beyond. Collection of amounts related to these claims would be remitted directly as prepayment of our Subordinated Notes issued in March 2004.

     As of December 31, 2003, we had contract receivables of $25.9 million and costs in excess of billings of $1.3 million from Iroquois Gas Transmission LP (Iroquois) totaling $27.2 million. We have subsequently billed the amounts included in costs in excess of billings as of December 31, 2003. On January 20, 2004, we filed a lawsuit for breach of contract and wrongful withholding of amounts due to us for services performed under our contract with Iroquois. Given the early stages of negotiations, we cannot predict whether a negotiated resolution of this dispute will occur or, if such a resolution does occur, the precise terms of such a resolution. This lawsuit, if adversely adjudicated, could result in a loss of up to our carrying value of $27.2 million. See Item 3. “Legal Proceedings” for a detailed discussion of this litigation.

     As of December 31, 2003, we had total claims of $7.6 million against Williams Oil Gathering LLC (Williams) and had recognized revenue to the extent of cost representing $5.5 million in unreserved contract receivables. On September 12, 2003, we filed a lawsuit for breach of contract and wrongful withholding of amounts due to us for services performed under our contract with Williams. Given the early stages of negotiations, we cannot predict whether a negotiated resolution of this dispute will occur or, if such a resolution does occur, the precise terms of such a resolution. This lawsuit, if adversely adjudicated, could result in a loss of up to our carrying value of $5.5 million. Collection of amounts related to these claims would be remitted directly as repayment of our Subordinated Notes issued in March 2004. See Item 3. “Legal Proceedings” for a detailed discussion of this litigation.

BACKLOG

     As of March 12, 2004, our backlog supported by written agreements totaled approximately $203 million. As of December 31, 2003, our backlog supported by written agreements totaled approximately $42 million, compared to our backlog at December 31, 2002 of approximately $123.6 million. Our expansion into the Middle East and an increase in new Pemex project activity in Mexico has increased our backlog. Of the total backlog as of March 12, 2004, approximately $29 million is expected to be earned after 2004. Our backlog has typically been lower in the fourth and first quarters of the year due to the seasonality and weather conditions in the U.S. Gulf of Mexico during the winter months. As we increase the scope of our international operations, where projects tend to have longer lead times and result in earlier awards, our backlog may increase. Because of contract lead times, durations and seasonal issues, we do not consider backlog amounts to be a reliable indicator of annual revenues.

INSURANCE

     Our operations are subject to the inherent risks of offshore marine activity, including accidents resulting in injuries, the loss of life or property, damage to property, environmental mishaps, mechanical failures and collisions. We insure against these risks at levels we believe are consistent with industry standards. Our insurance premiums required to cover these risks significantly increased during 2002 and 2003 due to losses in the insurance industry.

     Builder’s Risk insurance is required to provide coverage for property while under construction. Builder’s Risk covers the contractor’s interest in materials at the job site before they are installed, materials in transit intended for the job and the value of the property being constructed until it is completed and accepted by the owner. Builder’s Risk deductibles and premiums have significantly increased during 2002 and 2003. In some cases, we may be responsible for part or all of the deductible. We may be required pursuant to contract terms to obtain and carry Builder’s Risk insurance which will be factored into our contract bid pricing.

     Offshore employees, including marine crews, are covered by an insurance policy which covers Jones Act exposures. Our self insured retention on the Jones Act program for employees is currently $100,000 per claim.

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

COMPETITION

     The marine construction industry is highly competitive. Competition is influenced by such factors as price, availability and capability of equipment and personnel, and reputation and experience of management. Contracts for work in the U.S. Gulf of Mexico are typically awarded on a competitive bid basis one to three months prior to commencement of operations. Customers usually request bids from companies they believe are technically qualified to perform the project. Our marketing staff contacts offshore operators known to have projects scheduled to ensure an opportunity to bid for these projects. Although we believe customers consider, among other things, the availability and technical capabilities of equipment and personnel, the condition of equipment and the efficiency and safety record of the contractor, price is the primary factor in determining which qualified contractor is awarded the contract. Because of the lower degree of complexity and capital costs involved in shallow water marine construction activities, there are a number of companies with one or more pipelay barges capable of installing pipelines in shallow water. We currently compete in the Gulf in water depths of 200 feet or less primarily with Global Industries, Ltd., Torch Offshore, Inc. and a few other smaller contractors. In projects in water depths of 200 feet or more or where a higher degree of complexity is involved, competition generally is limited to Global Industries, Ltd. and from time to time other international companies that may have vessels operating in the U.S. Gulf of Mexico. We compete primarily with Global Industries, Ltd. and Offshore Specialty Fabricators, Inc. for the installation and removal of production platforms. We believe that our reputation, experienced management and competitive pricing are key advantages.

     Internationally, the marine construction industry is dominated by a small number of major international construction companies and government owned or controlled companies that operate in specific areas or on a joint venture basis with one or more of the major international construction companies. Our major competitors internationally are Global Industries, Ltd., J. Ray McDermott, S.A. and Hyundai Heavy Industries Company Ltd.

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

     Complying with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and changes to the NASDAQ rules, will require us to expend significant resources. As a result, we will continue to invest necessary resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses.

     Certain of our employees are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law. These laws make liability limits under state workers’ compensation laws inapplicable and permit these employees to bring suit for job related injuries with generally no limits on our potential liability. See “Insurance” under this Item for a discussion of insurance coverage.

Environmental Regulation

     Our operations are affected by numerous federal, state and local laws and regulations relating to protection of the environment, including the Outer Continental Shelf Lands Act, the Federal Water Pollution Control Act of 1972 and the Oil Pollution Act of 1990. The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and compliance is becoming increasingly difficult and expensive. Certain environmental laws provide for “strict liability” for remediation of spills and releases of hazardous substances and some provide liability for damages to natural resources or threats to public health and safety. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. It is possible that changes in the environmental laws and enforcement policies, or claims for damages to persons, property, natural resources or the environment could result in substantial costs and liabilities. Our insurance policies provide liability coverage for sudden and accidental occurrences of pollution and/or clean up and containment of the foregoing in amounts that are in accordance with customary industry practices.

EMPLOYEES

     As of January 31, 2004, we had approximately 700 employees, including 385 operating personnel and 315 corporate, administrative and management personnel. Of our total employees, approximately 530 are employed domestically and approximately 170 are employed internationally. As of January 31, 2004, we had no employees that were unionized or employed subject to any collective bargaining or similar agreements. However, we may, in the future, employ union laborers if required by project specific labor agreements. We believe our relationship with our employees is good.

     Our ability to further expand our operations internationally and meet any increased demand for our services depends on our ability to increase our workforce. A significant increase in the wages paid by competing employers could result in a reduction in the skilled labor force, and/or increases in the wage rates paid. If either of these circumstances takes place to the extent that such wage increases could not be passed on to our customers, our profitability could be impaired.

PROPERTIES

     Our corporate headquarters is located in Houston, Texas, in approximately 94,000 square feet of leased space under leases expiring from 2006 to 2008. In addition, we lease approximately 40,000 square feet of office space in various international locations under leases expiring from 2004 to 2006. These offices support our marine construction activities.

     We own and operate a marine support and spool base and storage facility (for marine structures that may be salvaged by our marine fleet) on approximately 23 acres with approximately 6,000 feet of waterfront on a peninsula in Sabine Lake near Port Arthur, Texas with direct access to the Gulf. The facility has more than 3,000 feet of deepwater access for docking barges and vessels. We also own and operate a marine support base located on 26 acres of waterfront property in Sabine, Texas. This marine base includes 1,700 feet of bulkhead, 59,000 square feet of office and warehouse space, and two heliports. We also lease approximately 19,250 square feet of land in Morgan City, Louisiana for inventory storage on a month-to-month basis.

CAUTIONARY STATEMENTS

     Certain statements made in this Annual Report that are not historical facts are intended to be “forward-looking statements.” Such forward-looking statements may include statements that relate to:

•	our business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies;

•	our objectives;

•	projected or anticipated benefits from future or past acquisitions;

•	projections involving anticipated capital expenditures or revenues, earnings or other aspects of capital projects or operating results; and

•	financing.

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

     All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are beyond our control. Any one of such influences, or a combination, could materially affect the results of our operations and the accuracy of forward-looking statements made by us. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

•	our substantial current indebtedness of approximately $204.6 million as of March 11, 2004 could adversely affect our financial condition and the availability of cash to fund our operating needs;

•	we will need additional financing in the future;

•	we have had two consecutive years of operating losses and may incur additional operating losses in the future;

•	Pemex’s approval of claims and the outcome of any claims submitted to arbitration;

•	the outcome of litigation with Iroquois and Williams;

•	industry volatility, including the level of capital expenditures by oil and gas companies due to fluctuations in the price, and perceptions of the future price of oil and gas;

•	contract bidding risks, including those involved in performing projects on a fixed-price basis and extra work outside the original scope of work, and the successful negotiation and collection of such contract claims;

•	the highly competitive nature of the marine construction business;

•	operating hazards, including the unpredictable effect of natural occurrences on operations and the significant possibility of accidents resulting in personal injury and property damage;

•	seasonality of the offshore construction industry in the U.S. Gulf of Mexico;

•	risks involved in the expansion of our operations into international offshore oil and gas producing areas;

•	dependence on the continued strong working relationships with significant customers operating in the U.S. Gulf of Mexico;

•	ability to realize carrying values of salvaged structures;

•	contract bidding risks;

•	percentage-of-completion accounting;

•	continued active participation of our executive officers and key operating personnel;

•	the effect on our performance of regulatory programs and environmental matters;

•	risks involved in joint venture operations, including difficulty in resolving disputes with present partners or reaching agreements with future partners;

•	compliance with the Sarbanes-Oxley Act of 2002 and the significant expansion of securities law regulation of corporate governance, accounting practices, reporting and disclosure that affects publicly traded companies, particularly related to Section 404 dealing with our system of internal controls; and

•	a possible terrorist attack or armed conflict could harm our business.

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

     A more detailed discussion of the foregoing factors follows:

Our substantial indebtedness could adversely affect our financial health

     We currently have a significant amount of indebtedness. As of December 31, 2003, we had total indebtedness of approximately $171.5 million. On March 11, 2004, we issued $65.4 million of subordinated secured notes (Subordinated Notes) in a private placement resulting in us having total indebtedness of approximately $204.6 million. This total amount of indebtedness is net of a $17.3 million discount representing the fair value of the warrants issued and the repayment of principal and interest under the $15.0 million term loan from Elliott Associates, L.P. (Elliott Associates), which together with Elliott International, L.P. owns 15.8% of our outstanding common stock. Our high level of debt could have important consequences including the following:

•	inability of our current cash generation level to support future interest and principal payments on this high level of debt;

•	inadequate cash for other purposes, such as capital expenditures and other business activities since we will need to use a significant portion of our operating cash flow to pay principal and interest on our outstanding debt;

•	increase our vulnerability to general adverse economic and industry conditions, including the continued difficult economic environment and depressed market in the marine construction industry in the U.S. Gulf of Mexico;

•	limit our flexibility in planning for, or reacting to, changes in demand for our services in international areas, including mobilizing vessels between market areas;

•	place us at a greater competitive disadvantage compared to our competitors that have less debt;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets; and

•	the potential of receiving an audit opinion with a “going concern” explanatory paragraph from our independent auditors.

     Our ability to service our existing debt, provide working capital and fund our capital expenditure requirements will depend on our ability to generate cash in the future. Our ability to generate cash in the future is subject to demand for construction services by the oil and gas industry as a result of increased levels of capital expenditures by oil and gas companies, the resolution of collection issues on various receivables, claims and the outcome of litigation, and to competitive, general economic, financial, and many other factors that may be beyond our control.

We will need additional financing, and the future funding of our capital needs is uncertain

     We require substantial working capital to fund our business and meet debt service and other obligations. As of March 12, 2004, we had cash of $29 million. With the completion of the Subordinated Note placement, we believe that cash provided by operations and available liquidity will be sufficient to fund our debt service requirements, working capital and vessel maintenance expenditures until at least December 31, 2004, barring any unforeseen circumstances. However, we do not believe that our available cash resources will be sufficient to retire our existing debt maturing in 2005, and we will be required to obtain additional financing. In addition, depending on our success in obtaining construction projects, we expect to continue to experience periodic cash demands that exceed our cash flow and may require additional external financing. Our current plan is to refinance our existing revolving credit facilities with other lenders during 2004 and, depending on market conditions, to repay all or a portion of the Subordinated Notes from the issuance of additional equity securities. To obtain any additional financing, we will evaluate all available financing sources, including, but not limited to, the issuance of equity or debt securities, corporate alliances and joint ventures. Funds raised through the issuance of additional equity may have negative effects on our stockholders, such as a dilution in percentage of ownership, and the rights, preferences or privileges of the new security holders may be senior to those of the common stockholders. Our ability to meet our debt service and other obligations and our ability to obtain advances under revolving credit facilities will depend in significant part on the extent to which we can successfully perform projects in 2004 and collect our outstanding contractual claims and amounts receivable for future projects. However, there can be no assurance that we can obtain financing on favorable terms, if at all. If we are unable to obtain additional financing, management may be required to explore alternatives to reduce cash used by operating activities, including not pursuing construction projects that may otherwise appear to be promising to us due to the amount of working capital required to support the project. Failure to generate sufficient revenues, obtain additional financing or reduce cash used by operating activities would have a material adverse effect on our business, results of operations and financial condition.

We have had two consecutive years of operating losses and may incur additional operating losses in the future

     We reported operating losses of $69.7 million and $1.3 million for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003, we had an accumulated deficit of approximately $54.2 million. We expect to continue to incur losses for at least the first half of 2004. We may not be profitable in the future. If we do achieve profitability in any period, we may not be able to sustain or increase such profitability on a quarterly or annual basis. We had negative cash flows from operations in 2003. Insufficient cash flows may adversely affect our ability to fund capital expenditures and pay debt service and other contractual obligations. If revenue generated from our existing backlog or any new projects awarded is less than estimated, we experience difficulty in collecting contractual amounts, or operating expenses exceed our expectations, our business, results of operations and financial condition will be materially and adversely affected.

The approval and timing of collection of receivables and claims from Pemex, litigation against Iroquois and Williams for the collection of outstanding receivables and the outcome of any future arbitration and litigation may adversely affect our liquidity and financing requirements

     Our inability to collect our receivables from Pemex continues to impact our liquidity. We have been unsuccessful in resolving our EPC 64 contract claims that we submitted to Pemex of approximately $78 million. The unapproved claims recorded as revenue to the extent of costs incurred through December 31, 2002 do not include any profit and are substantially less than the actual claims submitted to Pemex. The carrying value of our claims consisted of approximately $57.0 million of unapproved claims and approximately $8.5 million of additional scope of work performed. We have collected approximately $4.8 million of the $57.0 million of claims as of December 31, 2003 related to our delays. Subsequent to December 31, 2003, we collected approximately $2.1 million related to additional scope of work performed. Pemex substantially increased the scope of our operations under this contract during 2000 to 2002, which subjected the project to greater interruptions due to adverse weather conditions and standby time as other contractors completed their work. We continue to negotiate with and use our best efforts to resolve our EPC 64 contract claims against Pemex. We previously anticipated that these claims would be resolved by the end of the fourth quarter of 2003. As of December 31, 2003, however, since there was no final resolution of these claims and the ultimate amount of timing and payment of the claims was uncertain, we have recorded a $33.1 million reserve for unapproved claims against Pemex. The carrying value of our claims as of December 31, 2003 is $25.5 million and consists of $19.1 million of unapproved claims and $6.4 million remaining of additional scope of work. If we are unsuccessful in resolving our EPC 64 contract claims against Pemex, we intend to submit some or all of the claims to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce. However, due to the size of the dispute and inherent uncertainties with respect to arbitration, we cannot predict whether a negotiated resolution of this dispute will occur or, if such a resolution does occur, the precise terms of such a resolution. An adverse outcome from negotiations or possible arbitration could result in a further loss of up to $25.5 million.

     Our liquidity also has been impacted by delay in collecting approximately $27.2 million of receivables from Iroquois and $5.5 million of the unreserved contract receivables from Williams. We have filed suit against Iroquois in the Supreme Court of the State of New York, New York County, for breach of contract and for damages for failure to pay for work performed. Iroquois has advised that it intends to assert counter-claims, which we intend to contest vigorously. We have filed suit against Williams in the 295th Judicial District of the District Court for Harris County, Texas for breach of contract and wrongful withholding of amounts due to us for services. Williams has advised that it intends to file a counter-claim, which we intend to contest vigorously. Any adverse outcome from these lawsuits could result in a loss up to the respective carrying value of our claims. See Item 3. “Legal Proceedings” for a detailed discussion of this litigation.

     Our ability to service our existing debt, provide working capital and fund our capital expenditure requirements has been adversely affected by the inability to collect our Pemex receivables and claims and our Iroquois and Williams receivables. In addition, our inability to collect these receivables contributed to our need to issue the Subordinated Notes. Continued delays in collecting these amounts will place additional pressure on our liquidity. See the discussion of risk factors under the caption “Our substantial indebtedness could adversely affect our financial health” concerning liquidity.

Industry volatility may adversely affect results of operations

     The demand for our services, which was at substantially lower levels in the U.S. Gulf of Mexico during 2003, depends on the level of capital expenditures by oil and gas companies for developmental construction. As a result, the cyclical nature of the oil and gas industry has a significant effect on our revenues and profitability. Historically, prices of oil and gas, as well as the level of exploration and developmental activity, have fluctuated substantially. Even though oil and gas prices were higher in 2003, the demand for our services did not increase due to low levels of exploration and development activities. Any significant decline in the worldwide demand for oil and gas, or prolonged low oil or gas prices in the future, will likely depress development activity. We are unable to predict future oil and gas prices or the level of oil and gas industry activity. Capital expenditures by oil and gas companies operating in the U.S. Gulf of Mexico remained at reduced levels during 2003 due to the slow down in the U.S. economy and concerns over U.S. natural gas pricing trends. The low levels of activity in drilling and exploration in the U.S. Gulf of Mexico during 2003 resulted in decreased vessel utilization and profit margins in the U.S. Gulf of Mexico and adversely affected our revenues and profitability. Any continued low level of activity in offshore drilling and exploration will further adversely affect our revenues and profitability.

We incur risks associated with contract bidding and the performance of extra work outside the original scope of work

     Most of our projects are performed on a fixed-price basis. We also perform projects on a day rate basis or cost-reimbursement basis. Changes in offshore job conditions and variations in labor and equipment productivity may affect the revenue and costs on a contract. These variations may affect our gross profits. In addition, typically during the summer construction season, and occasionally during the winter season, we bear the risk of interruptions, interferences and other delays caused by adverse weather conditions and other factors beyond our control. If the customer substantially increases the scope of our operations under the contract we are subjected to greater risk of interruptions, interferences and other delays as was the case with the EPC 64 contract. Pemex substantially increased the scope of our operations under this contract during 2000 to 2002, which subjected the project to greater interruptions due to adverse weather conditions and standby time as other contractors completed their work. When we perform extra work outside of the scope of the contract, we negotiate change orders and unapproved claims with our customers. In particular, unsuccessful negotiations of unapproved claims could result in decreases in estimated contract profit or additional contract losses and adversely affect our financial position, results of operations and our overall liquidity as is the case with respect to our current claims against Pemex, Iroquois and Williams.

We operate in a highly competitive industry

     Our business is highly competitive because construction companies operating offshore compete vigorously for available projects, which are typically awarded on a competitive bid basis. This competitive bid process could adversely affect our international expansion strategy and being awarded projects in areas where we have not performed operations.

     Several of our competitors and potential competitors are larger and have greater financial and other resources. Competitors with greater financial resources may be willing to sustain losses on certain projects to prevent further market entry by other competitors. In addition, marine construction vessels have few alternative uses and high maintenance costs, whether they are operating or not. As a result, some companies may bid contracts at rates below our rates. These factors may adversely affect the number of contracts that are awarded to us and the profit margins on those contracts that are awarded to us. Additionally, as a result of the competitive bidding process, our significant customers vary over time.

Operating hazards may increase our operating costs; we have limited insurance coverage

     Offshore construction involves a high degree of operational risk. Risks of vessels capsizing, sinking, grounding, colliding and sustaining damage from severe weather conditions are inherent in offshore operations. These hazards may cause significant personal injury or property damage, environmental damage, and suspension of operations. In addition, we may be named as a defendant in lawsuits involving potentially large claims as a result of such occurrences. Our insurance premiums required to cover these risks have significantly increased during 2002 and 2003 due to losses in the insurance industry and the recent increase in our loss experience. We maintain what we believe is prudent insurance protection. However, we cannot assure that our insurance will be sufficient or effective under all circumstances. A successful claim for which we are not fully insured may have a material adverse effect on our revenues and profitability.

The seasonality of the marine construction industry may adversely affect our operations

     Historically, the greatest demand for marine construction services in the U.S. Gulf of Mexico has been during the period from May to September. This seasonality of the construction industry in the U.S. Gulf of Mexico is caused both by weather conditions and by the historical timing of capital expenditures by oil and gas companies which accompanies this. As a result, revenues are typically higher in the summer months and lower in the winter months. Although we are pursuing business opportunities in international areas that we believe will offset the seasonality in the U.S. Gulf of Mexico, we cannot assure that such expansion will offset the seasonality of our operations in the U.S. Gulf of Mexico.

Our international operations are subject to significant risks

     A key element of our strategy has been to expand our operations into selected international oil and gas producing areas, which we will continue to do. These international operations are subject to a number of risks inherent in any business operating in foreign countries including, but not limited to:

•	political, social, and economic instability;

•	potential seizure or nationalization of assets;

•	increased operating costs;

•	modification or renegotiating of contracts;

•	import-export quotas;

•	other forms of government regulation which are beyond our control; and

•	war or terrorist activity.

     In 2003, our operations were affected by the civil unrest in the Niger Delta of West Africa. Our operations there were temporarily suspended which negatively impacted revenues and gross profit during the second and third quarters of 2003. We were not able to resume work offshore West Africa until late October 2003. As our international operations expand, the exposure to the above mentioned risks will increase. As a result, we could, at any one time, have a significant amount of our revenues generated by operating activity in a particular country. Therefore, our results of operations could be susceptible to adverse events beyond our control that could occur in the particular country in which we are conducting such operations.

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

We utilize percentage-of-completion accounting

     Since our contract revenues are recognized on a percentage-of-completion basis, we periodically review contract revenue and cost estimates as the work progresses. Accordingly, adjustments are reflected in income in the period when such revisions are determined. These adjustments could result in a revision of previously reported profits, which may be significant.

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

     We depend on demand for our services from the oil and gas industry, and this demand may be affected by changing tax laws and oil and gas regulations. As a result, the adoption of laws that curtail oil and gas production in our areas of operation may adversely affect us. We cannot determine to what extent our operations may be affected by any new regulations or changes in existing regulations.

Recently enacted and proposed regulatory changes may cause us to incur increased costs

     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. In particular, we expect to incur additional general and administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent auditors to attest to, our internal controls. The compliance requirements of these new rules could also result in continued diversion of management's time and attention, which could prove to be disruptive to normal business operations. Further, the impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business.

     We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

A possible terrorist attack or armed conflict could harm our business

     Terrorist activities, anti-terrorist efforts and other armed conflict involving the U.S. may adversely affect the U.S. and global economies and could prevent us from meeting our debt service, financial and other contractual obligations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for marine construction services. Oil and gas related facilities and assets, including our marine equipment, could be direct targets for terrorists attacks, and our operations could be adversely impacted if infrastructure integral to our customers' operations is damaged or destroyed. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all. Our efforts to expand internationally, especially into the Middle East, may increase these risks.

Item 3. Legal Proceedings

     If we are unsuccessful in resolving our EPC 64 contract claims, we intend to submit some or all of these claims against Pemex to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce. We have submitted claims to Pemex of approximately $78 million. The unapproved claims recorded as revenue to the extent of costs incurred through December 31, 2002 of $52.2 million do not include any profit and are substantially less than the actual claims submitted to Pemex. Our claims relate to unapproved extra work for interferences, interruptions and other delays during performance of the EPC 64 contract and other additional scopes of work. Pemex substantially increased the scope of our operations under this contract from 2000 through 2002, which subjected the project to greater interruptions due to adverse weather conditions and standby time as other contractors completed their work. We previously anticipated that these claims would be resolved by the end of the fourth quarter of 2003. At December 31, 2003, however, since there was no final resolution of these claims and the ultimate amount and timing of payment of these claims and the resolution of any possible arbitration proceedings were uncertain, we have recorded a $33.1 million reserve. Due to the size of the dispute and inherent uncertainties with respect to arbitration, we cannot predict whether a negotiated resolution of this dispute will occur or, if such a resolution does occur, the precise terms of such a resolution. An adverse outcome from negotiations or possible arbitration could result in a further loss of up to the remaining $25.5 million carrying value of our claim.

     On January 20, 2004, we filed a lawsuit in the Supreme Court in the State of New York, New York County, against Iroquois for whom we provided marine construction services. The lawsuit asserts a claim for damages for breach of contract and wrongful withholding of amounts due to us totaling $40 million for services performed under our contract with Iroquois. The lawsuit seeks specific compensatory damages and fees and costs. The $40.0 million of claims includes $27.2 million of receivables as of December 31, 2003 and amounts relating to cost of capital, compensatory damages, fees, and other costs. If all our claims are denied, we could incur a loss of up to the carrying value of our claim of $27.2 million. In February 2004, we were presented a letter from Iroquois declaring its intent to file a counter-claim for alleged damage to its pipeline, extra costs to complete the work due to alleged breach of contract, indemnity for certain damage to third parties and alleged failure to perform efficiently. We believe this action has no merit and intend to vigorously defend against any formal claim. However, if these counter-claims are filed and are decided unfavorably to us, the result could either reduce our recovery on our valid claims, or if all of our claims are unsuccessful, result in a recovery by Iroquois, which would have a material adverse impact on our results of operations and financial position. Given the early stages of this litigation, we cannot predict whether a negotiated resolution of this dispute will occur or, if such a resolution does occur, the precise terms of such a resolution.

     On September 12, 2003, we filed a lawsuit in the 295th Judicial District of the District Court for Harris County, Texas against Williams for whom we provided marine construction services. The lawsuit asserts a claim for damages for breach of contract and wrongful withholding of amounts due to us totaling $7.6 million for services performed under our contract with Williams. The lawsuit seeks specific compensatory damages and fees and costs. The court has ordered the parties to this lawsuit to engage in an alternative dispute resolution with a mediator by September 14, 2004, and trial is set for November 15, 2004. If all our claims are denied, we could incur a loss of up to the carrying value of our claim of $5.5 million. In addition, Williams has advised it intends to file a counter-claim of approximately $4.0 million against us for alleged breach of contract. We believe that this counter-claim has no merit and intend to vigorously defend against it. However, if these counter-claims are filed and are decided unfavorably to us, the result could either reduce our recovery on our valid claims, or if all of our claims are unsuccessful, result in a recovery by Williams, which would have a material adverse impact on our results of operations and financial position. Given the early stages of this lawsuit, we cannot predict whether a negotiated resolution of this dispute will occur or, if such a resolution does occur, the precise terms of such a resolution.

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

Item 4. Submission Of Matters To A Vote Of Security Holders

     None.

Item 4A. Executive Officers Of The Registrant

Listed below are the names, ages and offices held by our executive officers as of March 1, 2004.

NAME	AGE	OFFICES HELD
Bill J. Lam	37	President, Chief Executive Officer and Director
David W. Sharp	50	Executive Vice President and Chief Financial Officer
William B. Gibbens, III	55	Executive Vice President and General Counsel

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

     David W. Sharp is an Executive Vice President and our Chief Financial Officer. Mr. Sharp has served as our Executive Vice President and Chief Financial Officer since December 1997. From October 1996 to November 1997, Mr. Sharp was Vice President — Finance. He held various positions from January 1995 to October 1996 with J. Ray McDermott, S.A., including worldwide project leader for the implementation of accounting and financial systems. He was controller-Atlantic Division and Director of Management Information of OPI International, Inc. from November 1990 to January 1995.

     William B. Gibbens, III has served as an Executive Vice President and our General Counsel since July 2003. From August 1999 to June 2003, he was a Vice President and our General Counsel. Prior to being employed by us, Mr. Gibbens was a partner in private practice with various law firms from March 1983 to July 1999 where his practice focused on the offshore energy industry.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

     Our common stock is traded on the NASDAQ National Market under the symbol “HOFF”. At February 20, 2004, we had approximately 42 holders of record of our common stock.

     The following table sets forth the high and low closing bid prices per share of our common stock, as reported by the NASDAQ National Market, for the periods indicated.

	2003		2002
Fiscal Quarter	High	Low	High	Low
First	$5.05	$2.88	$11.82	$6.05
Second	$5.71	$3.31	$13.12	$7.77
Third	$5.03	$3.37	$8.15	$4.21
Fourth	$5.00	$3.50	$6.14	$4.62

     We intend to retain all of the cash our business generates to meet our working capital requirements, fund operations and reduce our substantial indebtedness. We do not plan to pay cash dividends on our common stock in the foreseeable future. In addition, our debt agreements prevent us from paying dividends or making other distributions to our stockholders.

Equity Compensation Plan Information

     The following table provides information regarding common stock authorized for issuance under our equity compensation plans as of December 31, 2003:

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-Average	For Future Issuance
	Exercise of	Exercise Price	Under Equity
	Outstanding	of Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(excluding securities
	and Rights	and Rights	reflected in column (a))
Plan Category	(a)	(b)	(c)(2)
Equity compensation plans approved by security holders	3,422,684	$7.34	1,614,536
Equity compensation plans not approved by security holders (1)	—	—	—

Total	3,422,684	$7.34	1,614,536

(1)	Our equity compensation program does not include any equity compensation plans (including individual compensation arrangements) under which common stock is authorized for issuance that was adopted without the approval of shareholders.

(2)	Of the shares remaining for issuance under the Company’s equity compensation plans, no more than 200,000 shares may be issued as restricted stock or other stock based awards (which awards are valued in whole or in part on the value of the shares of common stock under each plan).

Issuer Purchases Of Equity Securities

     None.

Item 6. Selected Financial Data

     The selected financial data for the five-year period ended December 31, 2003 are derived from our audited financial statements. You should read the information below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included in this Annual Report.

     The Consolidated Financial Statements for 1999 through 2001 were audited by Arthur Andersen LLP (Andersen), which has ceased operations. A copy of the auditor’s report previously issued by Andersen on our financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 is included elsewhere in this report. Andersen did not reissue its report.

	YEAR ENDED DECEMBER 31,
	2003	2002	2001	2000	1999
		(in thousands, except per share data)
INCOME STATEMENT DATA:
Contract revenues	$270,313	$283,410	$272,208	$160,532	$89,015
Cost of contract revenues	263,812	253,016	237,175	136,146	72,181

Gross profit	6,501	30,394	35,033	24,386	16,834
Selling, general and administrative expenses	21,749	21,845	13,771	9,401	9,043
Pemex EPC 64 reserve	33,092	—	—	—	—
Impairment of property and equipment	21,332	9,852	—	—	—

Operating income (loss)	(69,672)	(1,303)	21,262	14,985	7,791
Other:
Interest expense, net of amount capitalized	(9,542)	(4,585)	(5,381)	(7,730)	(5,759)
Interest income	67	91	403	718	480
Loss on debt extinguishment	(868)	—	(874)	—	—
Gain (loss) on sale of assets	—	—	(22)	6	10
Other income (expense), net	(88)	(2,831)	(184)	(84)	158

Net income (loss) before income taxes and cumulative effect of accounting change	(80,103)	(8,628)	15,204	7,895	2,680
Income tax provision (benefit)	(7,599)	(3,079)	4,511	2,902	1,001

Net income (loss) before cumulative effect of accounting change	(72,504)	(5,549)	10,693	4,993	1,679
Cumulative effect of accounting change, net of taxes of $743	—	—	—	1,381	—

Net income (loss)	$(72,504)	$(5,549)	$10,693	$6,374	$1,679

Earnings per share — basic:
Net income (loss) before cumulative effect of accounting change	$(2.74)	$(0.22)	$0.48	$0.27	$0.09
Cumulative effect of accounting change	—	—	—	0.07	—

Net income (loss) — basic	$(2.74)	$(0.22)	$0.48	$0.34	$0.09

Earnings per share — diluted:
Net income (loss) before cumulative effect of accounting change	$(2.74)	$(0.22)	$0.46	$0.26	$0.09
Cumulative effect of accounting change	—	—	—	0.07	—

Net income (loss) — diluted	$(2.74)	$(0.22)	$0.46	$0.33	$0.09

STATEMENT OF CASH FLOW DATA:
Net cash provided by (used in) operating activities	$(53,065)	$48,487	$(43,994)	$8,723	$12,627
Net cash used in investing activities	(14,683)	(59,752)	(53,223)	(18,178)	(23,397)
Net cash provided by financing activities	71,790	9,474	95,838	10,581	9,238
OTHER FINANCIAL DATA:
Depreciation and amortization	$19,718	$15,959	$12,935	$9,591	$7,574
Capital expenditures	17,797	58,752	54,828	19,268	24,396

	DECEMBER 31,
	2003	2002	2001	2000	1999
BALANCE SHEET DATA:
Working capital	$26,107	$30,385	$78,055	$9,952	$3,978
Property and equipment, net	239,411	257,847	221,446	176,895	163,353
Total assets	409,541	420,533	393,584	239,425	202,401
Long-term debt, net of current maturities	146,886	90,062	111,414	78,415	68,986
Stockholders’ equity	139,811	211,675	185,690	104,035	97,100
OTHER NON-GAAP FINANCIAL DATA:
Adjusted EBITDA (1)	$(29,578)	$21,677	$33,117	$24,498	$15,533

Adjusted EBITDA calculation is as follows:
Net income (loss)	$(72,504)	$(5,549)	$10,693	$6,374	$1,679
Cumulative effect of accounting change	—	—	—	(1,381)	—
Income tax provision (benefit)	(7,599)	(3,079)	4,511	2,902	1,001
Net interest expense	9,475	4,494	4,978	7,012	5,279
Depreciation and amortization	19,718	15,959	12,935	9,591	7,574
Non-cash impairment of property and equipment	21,332	9,852	—	—	—

Adjusted EBITDA	$(29,578)	$21,677	$33,117	$24,498	$15,533

(1)	Horizon calculates Adjusted EBITDA (adjusted earnings before interest, income taxes, depreciation and amortization) as net income or loss excluding income taxes, net interest expense, depreciation and amortization, cumulative effect of accounting change and impairment of property and equipment. Net income or loss includes revenues for services for which non-cash consideration is received. Adjusted EBITDA is not calculated in accordance with Generally Accepted Accounting Principles (GAAP), but is a non-GAAP measure that is derived from items in Horizon’s GAAP financials and is used as a measure of operational performance. A reconciliation of the non-GAAP measure to Horizon’s income statement is included. Horizon believes Adjusted EBITDA is a commonly applied measurement of financial performance by investors. Horizon believes Adjusted EBITDA is useful to investors because it gives a measure of operational performance without taking into account items that Horizon does not believe relate directly to operations or that are subject to variations that are not caused by operational performance. This non-GAAP measure is not intended to be a substitute for GAAP measures, and investors are advised to review this non-GAAP measure in conjunction with GAAP information provided by Horizon.

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

General

     We provide marine construction services for the offshore oil and gas industry in the U.S. Gulf of Mexico, Northeastern U.S., Latin America, Southeast Asia and West Africa, and have recently expanded our operations to the Middle East. We have eleven vessels in our marine fleet that are currently operational.

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

     Historically, oil and gas prices and the level of exploration and development activity have fluctuated substantially, impacting the demand for pipeline and marine construction services. Factors affecting our profitability include competition, equipment and labor productivity, contract estimating, weather conditions and other risks inherent in marine construction. The marine construction industry in the U.S. Gulf of Mexico and offshore Mexico is highly seasonal as a result of weather conditions with the greatest demand for these services occurring during the second and third calendar quarters of the year. International areas offshore Southeast Asia and West Africa are less cyclical and are not impacted seasonally to the degree the U.S. Gulf of Mexico and offshore Mexico is impacted.

Overview

     We have had two years of operating losses, and as of December 31, 2003, we had an accumulated deficit of $54.2 million. We reported operating losses of $69.7 million and $1.3 million for 2003 and 2002, respectively. The operating loss for 2003 includes a $33.1 million reserve for unapproved claims from Pemex and a $21.3 million impairment loss on the Phoenix Horizon, two diving support vessels, one small construction vessel, a cargo barge and related marine equipment. We had negative cash flows from operations of $(53.1) million for 2003. Our negative cash flows from operations and the inability to collect receivables and claims from Pemex, Iroquois and Williams severely impacted our liquidity during 2003, requiring us to obtain additional financing and amend our existing debt covenants. During the second quarter of 2003, we secured $55 million in secured asset based financing from three lenders, including a $15 million term loan from Elliott Associates. In March 2004, we issued $65.4 million of Subordinated Notes to meet immediate working capital needs. We believe that with the issuance of the Subordinated Notes, cash provided by operations and available liquidity will be sufficient to fund our debt service requirements, working capital and vessel maintenance until at least December 31, 2004. Had we not been able to secure the additional financing and successfully amend loan covenants on existing debt, we would not have had sufficient cash to fund operating requirements.

     During 2003, revenues related to our pipeline installation and burial project in the Northeastern U.S. for Iroquois accounted for 25% of our consolidated revenues. Our liquidity has been impacted by the delay in collecting approximately $27.2 million of receivables from Iroquois for the performance of this project. Construction activities under our contract for this project were completed during October 2003. We also completed a pipeline inspection and pipetrenching project in the Northeastern U.S. during the third quarter of 2003, which accounted for 15% of our consolidated revenues during 2003. Additionally, operations in the Southeast Asia region contributed significant revenues during 2003, accounting for 18% of our consolidated revenues. Work on a structural and pipeline installation project in Brunei was completed during the third quarter of 2003 and construction activities on a pipeline and structural installation project in Malaysia were completed in the fourth quarter of 2003. In the U.S. Gulf of Mexico, work on an 83-mile pipeline installation and burial project accounted for 9% of our consolidated revenues for 2003.

     The demand for offshore construction services depends largely on the condition of the oil and gas industry and, in particular, the level of capital expenditures by oil and gas companies for developmental construction. Capital expenditures by oil and gas companies operating in the U. S. Gulf of Mexico remained at reduced levels during 2003 due to the slow down in the U. S. economy and concerns over U.S. natural gas pricing trends. The resulting competitive market conditions in response to lower levels of developmental construction have decreased vessel utilization and profit margins in the U.S. Gulf of Mexico and offshore Mexico and adversely affected our revenues and profitability. In general, our profit margins for marine construction have declined over the past five years.

     Also, lower margins on projects in the Northeastern U.S., downtime on vessels operating in the northern U.S. Gulf of Mexico because of unanticipated inclement weather conditions, and schedule slippage in several major projects in the U.S. Gulf of Mexico and West Africa contributed to a decrease in gross profit for 2003. In late March 2003, our customer in Nigeria temporarily suspended operations of our two-year pipeline and structural installation program due to ethnic unrest in the Niger Delta. Due to the temporary suspension of operations followed by the adverse weather season in this region from May through September, our work on this project did not resume until late October 2003, which negatively impacted revenues and gross profit during the second and third quarters of 2003.

     We continue to negotiate with and use our best efforts to resolve our EPC 64 contract claims against Pemex. We previously anticipated that these claims would be resolved by the end of the fourth quarter of 2003. During the fourth quarter of 2003, however, since there was no final resolution of these claims and the ultimate amount and timing of payment of these claims was uncertain, we recorded a $33.1 million reserve for unapproved claims from Pemex. Cumulative revenues recognized from 2000 through 2003 on all Pemex projects in Mexico totaled $291 million, including $57.0 million of claims made under three Pemex contracts for extra work related to interferences, interruptions and other delays. Of the $57.0 million of claims, $54.2 million related to our second major project for Pemex, EPC 64, of which we have collected $2.0 million. The remaining $2.8 million of claims related to two more recent projects for Pemex and have been collected in full. These two more recent projects were performed subsequent to the EPC 64 contract under the current senior management at Pemex. Unapproved claims related to the Pemex projects arise primarily from client delays and changes in the initial scope of work.

     A summary of the balance of claims remaining in costs in excess of billings related to the Pemex projects are as follows (in millions):

Claims included in 2001 revenue	$42.8
Claims included in 2002 revenue	14.2

Total claims	57.0
Claims billed to Pemex in 2002	(4.0)

Claims included in costs in excess of billings as of December 31, 2002	$53.0
Claims billed to Pemex in 2003	(0.8)
Reserve for claims in 2003	(33.1)

Claims included in costs in excess of billings as of December 31, 2003	$19.1

     There were no claims related to Pemex included in revenues for the year ended December 31, 2003.

     If we are unsuccessful in resolving our outstanding EPC 64 contract claims against Pemex, we intend to submit some or all of the claims to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce. The carrying value of our uncollected receivables remaining from December 31, 2003 of approximately $25.5 million, which includes $19.1 million of unapproved claims and $6.4 million of additional scope of work, is our best estimate of the amount we believe will be collected.

     In March 2004, we were awarded a contract for approximately $100 million with the Israel Electric Corporation for the installation of a 30” diameter natural gas transmission system pipeline. The project calls for the transportation, installation, burial and precommissioning of approximately 90 km of 30” pipeline with landfalls at three locations, along with a lateral 5 km of 12” diameter pipeline. The project also calls for the landfalls to be installed by horizontal directional drilling techniques. The installation work is scheduled to commence in the second quarter of 2004 and is estimated to be completed by year-end 2004. The lay barge Gulf Horizon and the dedicated bury barge Canyon Horizon are expected to be utilized on this project.

     Also in March 2004, we were awarded a contract for approximately $50 million with Pemex, under the current senior management, for the engineering, procurement and construction of several pipelines in the Bay of Campeche. We expect to commence the project to lay and trench pipelines ranging in size from 10” to 24” diameter and expect to perform one shore approach, end connections, topside piping and testing. The derrick barge Atlantic Horizon and lay barge Lone Star Horizon will be utilized on the project. Offshore construction is scheduled to begin in the second quarter of 2004.

     As of March 12, 2004, our backlog totaled approximately $203 million compared to our backlog at March 7, 2003 of approximately $100 million. Our expansion into the Middle East and an increase in new Pemex project activity in Mexico have increased our backlog. Of the total backlog as of March 12, 2004, approximately $29 million is not expected to be earned until after 2004.

Critical Accounting Policies And Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We must apply significant, subjective and complex estimates and judgments in this process. Among the factors, but not fully inclusive of all factors, that may be considered by management in these processes are: the range of accounting policies permitted by accounting principles generally accepted in the United States; management’s understanding of our business; expected rates of business and operational change; sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. Among the most subjective judgments employed in the preparation of these financial statements are estimates of expected costs to complete construction projects, the collectibility of contract receivables and claims, the fair value of salvage inventory, the depreciable lives of and future cash flows to be provided by our equipment, the period and extent of maintenance and repairs for dry-docking activity, estimates for the number and related costs of insurance claims for medical care and Jones Act obligations, judgments regarding the outcomes of pending and potential litigation and certain judgments regarding the nature of income and expenditures for tax purposes. We review all significant estimates on a recurring basis and record the effect of any necessary adjustments prior to publication of our financial statements. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date.

     Our significant accounting policies are described in Note 1 of our notes to consolidated financial statements. We consider certain accounting policies to be critical policies due to the significant judgments, subjective and complex estimation processes and uncertainties involved for each in the preparation of our consolidated financial statements. We believe the following represent our critical accounting policies.

     We have discussed our critical accounting policies and estimates, together with any changes therein, with the audit committee of our board of directors.

Revenue Recognition

     Contract revenues for construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to the total estimated costs at completion for each contract. This percentage is applied to the estimated revenue at completion to calculate revenues earned to date. We consider the percentage-of-completion method to be the best available measure of progress on these contracts. We follow the guidance of AICPA Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” relating to the use of the percentage-of-completion method, estimating costs and claim recognition for construction contracts. Estimating costs to complete each contract pursuant to SOP 81-1 is a significant variable in determining the amount of revenues earned to date. We continually analyze the costs to complete each contract and recognize the cumulative impact of revisions in total cost estimates in the period in which the changes become known. In determining total costs to complete each contract, we apply judgment in the estimating process. Contract revenue reflects the original contract price adjusted for agreed upon change orders and unapproved claims. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. We recognize unapproved claims only when the collection is deemed probable and if the amount can be reasonably estimated for purposes of calculating total profit or loss on long-term contracts. We record revenue and the unbilled receivable for claims to the extent of costs incurred and to the extent we believe related collection is probable and include no profit on claims recorded. Changes in job performance, job conditions and estimated profitability, including those arising from claims and final contract settlements, may result in revisions to estimated costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The asset “Costs in excess of billings” represents the costs and estimated earnings recognized as revenue in excess of amounts billed as determined on an individual contract basis. The liability “Billings in excess of costs” represents amounts billed in excess of costs and estimated earnings recognized as revenue on an individual contract basis.

     For certain service contracts, revenues are recognized under SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” and No. 104, “Revenue Recognition,” when all of the following criteria are met; persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price is fixed or determinable; and collectibility is reasonably assured. Revenues from salvage projects sometimes include non-cash values assigned to structures that are received from time to time as partial consideration for services performed. In assigning values to structures received, we apply judgment in estimating the fair value of salvage inventory.

     The complexity of the estimation process and all issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion methodologies affect the amounts reported in our financial statements. If our business conditions were different, or if we used different assumptions in the application of this accounting policy, it is likely that materially different amounts could be reported in our financial statements. If we used the completed contract method to account for our revenues, our results of operations would reflect greater variability in quarterly revenues and profits as no revenues or costs would be recognized on projects until the projects were substantially complete, which for larger contracts could involve deferrals for several quarters.

Accounts Receivable

     We have significant investments in billed and unbilled receivables as of December 31, 2003. Billed receivables represents amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Allowances for doubtful accounts and estimated nonrecoverable costs primarily provide for losses that may be sustained on unapproved change orders and claims. We evaluate our contract receivables and costs in excess of billings and thoroughly review historical collection experience, the financial condition of our customers, billing disputes and other factors. Prior to the fourth quarter of 2003, we had not experienced any significant losses on receivables.

     We negotiate change orders and unapproved claims with our customers. In particular, unsuccessful negotiations of unapproved claims could result in decreases in estimated contract profit or additional contract losses, while successful claims negotiations could result in increases in estimated contract profit or recovery of previously recorded contract losses. Any future significant losses on receivables would adversely affect our financial position, results of operations and our overall liquidity.

     We continue to negotiate with and use our best efforts to resolve our EPC 64 contract claims against Pemex. The Pemex personnel responsible for the EPC 64 contract at the time it was ongoing are no longer participating in the settlement negotiations of these claims, which has hindered our ability to resolve them. From November 2002 through March 2004, we engaged a consulting firm in Mexico to assist us in the administration of our Pemex claims. After complying with Pemex's requirements, we formally submitted these claims in July 2003. Upon the formal submission of such claims, we expected to resolve them by the end of the fourth quarter of 2003. However, during the fourth quarter of 2003, it became apparent that the current management at Pemex was resistant to accepting responsibility for resolving these claims due to the changes in personnel negotiating these claims on behalf of Pemex and to the operating structure of Pemex. Prior to that time, Pemex personnel had given us assurances that our properly supported claims would be paid, and our consulting firm from Mexico indicated they believed we would be able to collect the carrying value of our claims. At December 31, 2003, since there was no final resolution of these claims and the ultimate amount and timing of payment of these claims was uncertain, we reserved $33.1 million related to our previously recorded outstanding unapproved claims against Pemex. The total claims that we submitted to Pemex approximated $78 million and included unapproved claims for extra work related to interferences, interruptions and other delays as well as claims for additional scope of work performed. The unapproved claims recorded as revenue to the extent of costs incurred through December 31, 2002 do not include any profit and are substantially less than the actual claims submitted to Pemex. Of the $78 million of claims submitted, the carrying value at December 31, 2003, prior to the reserve recorded, consisted of $52.2 million of unapproved claims and $8.5 million of additional scope of work. If we are unsuccessful in resolving our EPC 64 contract claims against Pemex, we intend to submit some or all of the claims to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce. As of December 31, 2003, we had remaining unreserved contract receivables of $2.1 million and costs in excess of billings of $25.5 million from Pemex, totaling $27.6 million. We subsequently collected the $2.1 million of contract receivables that were outstanding as of December 31, 2003 related to work performed as additional scope of work. Our unreserved net claim receivable remaining from December 31, 2003 of approximately $25.5 million, which includes approximately $19.1 million of unapproved claims and $6.4 million of additional scope of work, is our best estimate of the amount we believe we will collect on our EPC 64 contract claims. We based our best current estimate of ultimate collectibility on the limited indications from Pemex during the fourth quarter of 2003 of of suggested settlements on the portion of the claims not related to interferences and interruptions. Pemex officials involved in the negotiation of the claims have failed to indicate to us the amounts of which they might settle the claims related to interferences and interruptions. Settlement of this amount and final resolution could reasonably be expected to vary from $25.5 million. Had we not estimated a portion of the interferences and interruptions claims that would be collected, the loss would be greater. A failure to recover any amounts from Pemex in negotiations or possible arbitration could result in a further loss of up to our carrying value of $25.5 million. It is possible that the EPC 64 claim could be settled for an amount in excess of our recorded balance, which could result in a gain recognized in the period settlement is reached. The process for resolving these claims could continue into 2005 and beyond. Collection of amounts related to these claims would be remitted directly as prepayment of our Subordinated Notes issued in March 2004.

     As of December 31, 2003, we had unreserved contract receivables of $25.9 million and costs in excess of billings of $1.3 million from Iroquois totaling $27.2 million. We have subsequently billed the amounts included in costs in excess of billings as of December 31, 2003. On January 20, 2004, we filed a lawsuit for breach of contract and wrongful withholding of amounts due to us for services performed under our contract with Iroquois. Given the early stages of negotiations, we cannot predict whether a negotiated resolution of this dispute will occur or, if such a resolution does occur, the precise terms of such a resolution. We could incur a loss for uncollectible accounts of up to the carrying value of $27.2 million.

     As of December 31, 2003, we had total claims of $7.6 million against Williams and had recognized revenue to the extent of cost representing $5.5 million in unreserved contract receivables. On September 12, 2003, we filed a lawsuit for breach of contract and wrongful withholding of amounts due to us for services performed under our contract with Williams. Given the early stages of negotiations, we cannot predict whether a negotiated resolution of this dispute will occur or, if such a resolution does occur, the precise terms of such a resolution. We could incur a loss for uncollectible accounts of up to the carrying value of $5.5 million.

Property and Equipment

     We use the units-of-production method to calculate depreciation on our major barges and vessels to approximate the wear and tear of normal use. The annual depreciation based on utilization of each vessel will not be less than 25% of annual straight-line depreciation, and the cumulative depreciation based on utilization of each vessel will not be less than 50% of cumulative straight-line depreciation. Accelerated depreciation methods are used for tax purposes. The useful lives of our major barges and vessels range from 15 years to 18 years. Upon sale or retirement, the cost of the equipment and accumulated depreciation are removed from the accounts and any gain or loss is recognized. If we alternatively applied only a straight-line depreciation method, less depreciation expense would be recorded in periods of high vessel utilization and more depreciation expense would be recorded in periods of low vessel utilization. We believe the method we use better matches costs with the physical use of the equipment.

     When events or changes in circumstances indicate that assets may be impaired, we evaluate the carrying value of the asset. Changes in our business plans, a change in the physical condition of a long-lived asset or the extent or manner in which it is being used, or a severe or sustained downturn in the oil and gas industry are considered triggering events. The carrying value of each vessel is compared to the estimated undiscounted future net cash flows for that vessel. If the carrying value of any vessel is more than the estimated undiscounted future net cash flows expected to result from the use of the vessel, a write-down of the vessel to estimated fair market value must be made. When quoted market prices are not available, fair value must be determined based upon other valuation techniques. This could include appraisals or present value calculations of estimated future cash flows. In the calculation of fair market value, including the discount rate used and the timing of the related cash flows, as well as undiscounted future net cash flows, we apply judgment in our estimates and projections, which could result in varying levels of impairment recognition.

     Based on our analysis of the estimated undiscounted future net cash flows for our long-term assets during the fourth quarter of 2003, we determined that five of our marine vessels and related equipment were impaired under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and recognized a loss of $21.3 million to reflect the fair market value of these impaired assets. The impairment loss included the write-off of $2.3 million of capitalized dry-dock costs associated with these impaired vessels. Due to lower expected utilization levels, the value of the Phoenix Horizon, two diving support vessels, one small construction vessel, a cargo barge and related marine equipment has been impaired. We previously recognized a $9.9 million impairment loss related to the Phoenix Horizon for the year ended December 31, 2002. The impairment of the Phoenix Horizon in 2003 was a result of a further decline in its fair market value and management’s decision not to make capital improvements that are required to place the vessel into service due to the availability of other operational assets. The sustained difficult economic environment, depressed market for the marine construction industry and increased competition for marine construction projects awarded throughout 2003 have decreased the utilization of our vessels, triggering the impairment of the other vessels, the cargo barge and related marine equipment.

Other Assets

     Dry-dock costs are direct costs associated with scheduled major maintenance on our marine construction vessels in accordance with certain regulations and are capitalized and amortized over the five-year cycle to the next scheduled dry-docking. We wrote-off $2.3 million of capitalized dry-dock costs during the fourth quarter of 2003 related to the impairment of three small construction vessels under SFAS No. 144.

     On June 29, 2001, the AICPA issued an exposure draft of a proposed SOP, “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment.” If adopted, we would be required to expense dry-docking costs on our vessels as incurred. We incurred and capitalized dry-dock costs of $4.9 million in 2003, $5.8 million in 2002 and $7.1 million in 2001. As of December 31, 2003, capitalized dry-dock costs totaled $11.4 million. Expensing dry-dock costs would likely result in greater variability of our quarterly operating results as a substantial portion of our dry-dock activities take place during the first and fourth quarters and would aversely affect our financial position and results of operation.

Stock-Based Compensation

     We have elected the method that requires disclosure of stock-based compensation pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation.” Because of this election, we account for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), except for the compensation expense recorded below, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, for stock-based compensation grants to non-employees, we recognize as compensation expense the fair market value of such grants as calculated pursuant to SFAS No. 123, amortized ratably over the lesser of the vesting period of the respective option or the individual’s expected service period.

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

     The FASB has recently proposed to mandate expense recognition for stock options and other types of equity-based compensation based on the fair value of the options at the grant date. Additionally, the FASB is evaluating how to develop a measure of the fair value of an option. Based on the final outcome of the FASB proposal, we may be required to recognize expense related to stock options and other types of equity-based compensation in future periods. Additionally, we may be required to change our method for determining the fair value of stock options.

Income Taxes

     We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. The current provision for income tax is based upon the current tax laws and our interpretation of these laws, as well as the probable outcomes of any foreign or domestic tax audits. The value of our net deferred tax asset is dependent upon our predictions of the amount and category of future taxable income and is reduced by the amount of any tax benefits that are not expected to be realized. As of December 31, 2003, a valuation allowance against the net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income in the amount of $23.1 million was charged as income tax expense. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our financial position and results of operations.

Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which revises current guidance with respect to gains and losses on early extinguishment of debt. Under SFAS No. 145, gains and losses on early extinguishment of debt will no longer be treated as extraordinary items unless they meet the criteria for extraordinary treatment in Accounting Principles Board (APB) Opinion No. 30. We were required to adopt SFAS No. 145 effective January 1, 2003. Upon adoption, we reclassified the extraordinary loss on early extinguishment of debt of $874,000 from extraordinary items to other expense for the year ended December 31, 2001, as this amount no longer qualified for extraordinary treatment under SFAS No. 145.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In December 2003, the FASB issued a revised version of this interpretation, FIN 46(R). FIN 46(R) addresses the requirements for business enterprises to consolidate certain variable interest entities who are the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 and FIN 46(R) are effective immediately for all new variable interest entities created or acquired after January 31, 2003. The revised provisions of the interpretation will become applicable for the first reporting period ending after March 15, 2004 for variable interest entities created before February 1, 2003. The adoption of FIN 46 and FIN 46(R) is not anticipated to have a material effect on our results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. The statement requires that an issuer classify financial instruments that are within its scope as a liability and requires disclosure regarding the terms of those instruments and settlement alternatives. Previously, many of these instruments were classified as equity or as mezzanine instruments (between the liabilities and the equity section). SFAS No. 150 is effective immediately for qualifying financial instruments issued after May 31, 2003 and was effective for existing issuances as of the third quarter ended September 30, 2003. Adoption of SFAS No. 150 did not have a material effect on our results of operations or financial position.

Results Of Operations

Information relating to Horizon’s operations follows (in millions):

	Year Ended December 31,
	2003	2002	2001
Revenues:
Domestic	$201.7	$156.6	$128.1
Latin America	3.9	106.3	142.2
West Africa	16.2	1.4	—
Southeast Asia	48.1	17.3	—
Other	0.4	1.8	1.9

Total	$270.3	$283.4	$272.2

Gross Profit:
Domestic	$0.8	$12.4
Latin America	(0.7)	18.4
West Africa	(1.4)	(2.8)
Southeast Asia	8.1	1.6
Other	(0.3)	0.8
Unallocated costs	—	—

Total	$6.5	$30.4

     Gross profit data was not monitored on a geographic basis during 2001 and is therefore not presented herein.

Year Ended December 31, 2003 Compared To The Year Ended December 31, 2002

Contract Revenues.

     Contract revenues were $270.3 million for 2003, compared to $283.4 million for 2002. Revenues decreased 4.6% compared with last year. The decline in revenues is attributable to a decrease in pricing of services for marine construction in the U.S. Gulf of Mexico due to a highly competitive market during 2003. Our customer mix in 2003 changed significantly compared to the mix of customers in 2002. The significant decline in revenues from Pemex from 52% of our total revenues in 2001 to 31% in 2002 to 1% in 2003 have impacted our total revenues, gross profit and the change in customer mix. In 2003, we completed the remainder of a contract for Pemex and recognized $3.9 million of revenues. This reduction in revenues in 2003 for Latin America was offset by our expansion into other international areas. We completed two large projects in Southeast Asia, offshore Brunei and Malaysia, as well as began work on a major project in West Africa, offshore Nigeria. We also completed two large projects in the Northeastern U.S. during 2003, further offsetting the decrease in revenue in Latin America. Work performed in the Northeastern U.S. is included in our Domestic operations.

Gross Profit.

     Gross profit was $6.5 million (2.4% of contract revenues) for 2003 compared with a gross profit of $30.4 million (10.7% of contract revenues) for 2002. In general, our gross profits for marine construction have declined over the past five years. Lower gross profits on projects in the Northeastern U.S., reduced vessel utilization and unusually adverse weather conditions during 2003, and resulting downtime and revenues recorded for such events, lowered gross profit. Our various projects in the Northeastern U.S., which in total accounted for approximately 40% of revenues, were primarily performed by subcontracted vessels rather than our own vessels, and as such, lower gross profits were recorded. The gross profits on the Pemex projects, which accounted for a greater percentage of revenues in 2002, were higher than gross profits on other contracts in 2003.

Selling, General and Administrative Expenses.

     Selling, general and administrative expenses were $21.7 million (8.0% of contract revenues) for 2003, compared with $21.8 million (7.7% of contract revenues) for 2002. The slight decrease primarily relates to the reversal of accrued costs associated with our Pemex claims, offset by increases in costs associated with international operations, additional depreciation expense for corporate fixed assets placed into service during the second half of 2002 and first quarter of 2003, and severance and other charges due to the resignation of a key employee in 2003.

Pemex EPC 64 Reserve.

     During the fourth quarter of 2003, we recorded a reserve of $33.1 million related to our outstanding EPC 64 contract claims against Pemex since we have been unsuccessful in resolving such claims. Since the ultimate amount and timing of payment of these claims is uncertain, we recorded this reserve for the outstanding receivable to reflect our best estimate of the amount that we believe we will collect. We did not record any reserve related to this Pemex receivable during 2002 or 2001.

Impairment of Property and Equipment.

     A $21.3 million impairment loss was recognized under SFAS No. 144 during 2003 on several of our marine construction vessels. Due to lower expected utilization levels, the value of the Phoenix Horizon, two diving support vessels, one small construction vessel, a cargo barge and related marine equipment has been impaired. We previously recognized a $9.9 million impairment loss related to the Phoenix Horizon for the year ended December 31, 2002. The impairment of the Phoenix Horizon in 2003 is a result of a further decline in its fair market value and management’s determination not to make capital improvements required to place the vessel into service due to the availability of other operational assets. The sustained difficult economic environment, depressed market for the marine construction industry and increased competition for construction projects throughout 2003 has resulted in a decline in the utilization of our vessels, triggering the impairment of the other vessels and the cargo barge. The impairment losses were based upon the cost of the vessels in excess of their estimated fair value based upon expected sales prices as determined by broker quotations or orderly liquidation value appraisals from third parties.

Interest Expense.

     Interest expense for 2003 was $9.5 million, net of $0.1 million of capitalized interest. Interest expense for 2002 was $4.6 million, net of $1.6 million of capitalized interest. Total outstanding debt was $171.5 million at December 31, 2003 compared with $98.3 million at December 31, 2002. Interest expense increased due to higher average outstanding debt balances, higher interest rates and other costs associated with the additional financing secured during the second quarter of 2003.

Interest Income.

     Interest income includes interest from cash investments for the years ended December 31, 2003 and 2002 of $67,000 and $91,000, respectively. Interest income declined as we have closely managed our cash position during 2003, and we were required to borrow funds to meet working capital requirements.

Loss On Debt Extinguishment.

     Loss on debt extinguishment relates to a prepayment penalty of $569,000 and the write-off of deferred loan fees of $299,000 for the early retirement of debt during the second quarter of 2003. In June 2003, we refinanced the Sea Horizon with another lender and used a portion of the proceeds to repay and extinguish our previous lender’s debt resulting in the loss on debt extinguishment. This refinancing secured in 2003 provided additional liquidity and working capital to fund operations due to our inability to collect our Pemex receivables and claims. There were no losses on debt extinguishment during 2002.

Other Income (Expense).

     Other income (expense) for 2003 primarily consisted of $115,000 of net foreign currency loss due to activity in Mexico denominated in Mexican pesos and a weakening of the Mexican peso compared to the U.S. dollar.

     Included in other income (expense) for 2002 is a $2.0 million loss related to a fire on the Lone Star Horizon, and $0.8 million of foreign currency loss due to activity denominated in Mexican pesos and a weakening of the Mexican peso compared to the U.S. dollar.

Income Taxes (Benefit).

     We use the liability method of accounting for income taxes. We recorded a federal income tax benefit of $(7.6) million, at a net effective rate of 9.5% on a pre-tax loss of $(80.1) million for 2003. We recorded a federal income tax benefit of $(3.1) million, at a net effective rate of 35.7% on a pre-tax loss of $(8.6) million for 2002. The difference in the effective tax rate and the statutory tax rate for 2003 is primarily due to the valuation allowance of $23.1 million recorded during the fourth quarter of 2003 to fully offset the net deferred tax asset. The utilization of any net operating loss carryforwards is dependent on the future profitability of the company. Accordingly, no assurance can be given regarding the ultimate realization of such loss carryforwards. The difference from the statutory tax rate for 2002 is due to the application of the extraterritorial income exclusion for income earned primarily in Mexico from January 1, 2002 to December 31, 2002. The exclusion allows us to exclude a portion of income earned outside the United States for tax purposes. The impact of this exclusion on future periods will vary depending upon the amount of income earned outside the United States. Changes in our ownership levels, future, current and past, may result in limitations on our annual and aggregate ability to utilize net operating losses.

Net Income.

     Net loss was $(72.5) million, or $(2.74) per share-diluted, for 2003, compared to a net loss for 2002 of $(5.5) million, or $(0.22) per share-diluted.

Year Ended December 31, 2002 Compared To The Year Ended December 31, 2001

Contract Revenues.

     Contract revenues were $283.4 million for 2002, compared to $272.2 million for 2001. Revenues increased 4.1% compared with last year. Our projects in Mexico contributed approximately $86.7 million in revenues during 2002, compared with $142.2 million during 2001. The decline in revenues from the projects in Mexico was offset by revenues of $55.9 million from the Iroquois pipeline installation and burial project and by revenues from other international projects. Revenues recognized in 2002 and 2001 included $43.4 million and $23.3 million, respectively, from salvage and installation projects in the U.S. Gulf of Mexico. Of the $43.4 million in revenues recognized in 2002, approximately $6.8 million represents values assigned to structures received as partial consideration for salvage projects performed. No significant non-cash consideration was received in 2001.

Gross Profit.

     Gross profit was $30.4 million (10.7% of contract revenues) for 2002 compared with a gross profit of $35.0 million (12.9% of contract revenues) for 2001. Excluding the effect of the claims on the Pemex projects for which revenues were recognized to the extent of actual costs incurred, gross profit as a percentage of revenues was 11.3% for 2002 compared with 15.3% for 2001. The decline was due to lower gross profit bid on jobs as a result of competitive market conditions. In addition, unusually adverse weather conditions during the fourth quarter of 2002, and resulting downtime and revenues recorded for such events, lowered overall gross profit.

Selling, General and Administrative Expenses.

     Selling, general and administrative expenses were $21.8 million (7.7% of contract revenues) for 2002, compared with $13.8 million (5.1% of contract revenues) for 2001. The increase was primarily due to our international expansion and costs associated with our Pemex claims.

Impairment of Property and Equipment.

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

Interest Expense.

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

Loss On Debt Extinguishment.

     There were no losses on debt extinguishment during 2002. During 2001, we used a portion of the proceeds we received from a secondary offering in February 2001 to reduce outstanding principal amounts under a term loan to decrease our overall indebtedness. This prepayment was subject to a penalty of $874,000. For the year ended December 31, 2001, we reclassified the extraordinary loss of $874,000 due to the early extinguishment of debt from extraordinary items pursuant to the adoption of SFAS No. 145 in 2003.

Other Income (Expense).

     Included in other income (expense) for 2002 is a $2.0 million loss related to a fire on the Lone Star Horizon, and $0.8 million of foreign currency loss due to activity denominated in Mexican pesos and a weakening of the Mexican peso compared to the U.S. dollar.

     Included in other income (expense) for the year ended December 31, 2001 is $(164,000) of other net expenses associated with foreign currency and $(10,000) of net expenses related to our Cal Dive joint venture. We recognized $(39,000) of equity losses related to the DSND joint venture and $29,000 of revenue earned from billings to the DSND joint venture for administrative services in 2001. The DSND joint venture was dissolved in February 2001.

Income Taxes (Benefit).

     We use the liability method of accounting for income taxes. We recorded a federal income tax benefit of $(3.1) million, at a net effective rate of 35.7% on a pre-tax loss of $(8.6) million for 2002. We recorded a federal income tax provision of $4.5 million, at a net effective rate of 29.7% on a pre-tax income of $15.2 million for 2001. The difference from the statutory rate is due to the application of the extraterritorial income exclusion for income earned primarily in Mexico and parts of Southeast Asia. The exclusion allows us to exclude a qualifying portion of income earned outside the United States for tax purposes. The impact of this exclusion on future periods will vary depending upon the amount of qualifying income earned outside the United States and changes in tax rules.

Net Income.

     Net loss was $(5.5) million, or $(0.22) per share-diluted, for 2002, compared to net income for 2001 of $10.7 million, or $0.46 per share-diluted.

Liquidity And Capital Resources

     Over the past two years we have experienced operating and net losses, resulting in noncompliance with our debt covenants. Subsequent to December 31, 2003 and in connection with our Subordinated Note issuance in March 2004, we amended our existing debt covenants and expect to be in compliance with the amended terms during 2004. During 2003, we took actions to improve our competitiveness, operating results and cash flow by reorganizing our operations and incorporating a project management oriented approach in an effort to more efficiently and effectively execute our marine construction projects. We reduced headcount in 2003 in light of the sustained depressed market in the U.S. Gulf of Mexico. We believe that these measures taken in 2003, combined with the additional financing obtained in March 2004, will improve our 2004 operating results. Our cash flows from operations and along with available borrowing capacity under our bank revolving credit facilities as a result of the Subordinated Note issuance should be sufficient to finance our working capital and other capital requirements until at least December 31, 2004. Management, however, believes that we will need to complete the refinancing of our revolving credit facilities maturing in January 2005 and depending on market conditions, consummate an equity offering to refinance all or a portion of our Subordinated Notes. Management further believes that should the market in the U.S. Gulf of Mexico remain depressed additional actions can be taken to reduce operating expenses.

     Cash used in operations was $(53.1) million for the year ended 2003 compared to cash provided by operations of $48.5 million for 2002 and cash used in operations of $44.0 billion for 2001. The increase in funds used in operations is primarily attributable to our pretax loss of $(80.1) million for the year ended December 31, 2003, and an increase in contract receivables associated with 2003 revenues and delays in collections of these revenues. Cash provided by operations of $48.5 million in 2002 was primarily attributable to the billing and subsequent collection of projects in Latin America and the Northeastern U.S. as well as the increases in current liabilities related to the extension of the timing of payments by us. Cash used in operations of $44.0 million in 2001 was primarily attributable to the increase in costs in excess of billings related to our EPC 64 contract with Pemex.

     Cash used in investing activities was $17.8 million for the year ended 2003 compared to cash used in investing activities of $59.8 million and $53.2 million for 2002 and 2001, respectively. The decrease in funds used in investing activities is attributable to a decline in our capital expenditures during 2003 due to lower levels of vessel utilization and competitive market conditions in the U.S. Gulf of Mexico. During 2002, we made significant upgrades to the Sea Horizon, our largest vessel, and other vessels in our fleet to prepare them for major projects in Southeast Asia, West Africa and the Northeastern U.S. During 2001, we used significant funds for the initial purchase of two of our larger marine construction vessels.

     Cash provided by financing activities was $71.8 million for the year ended 2003 compared to cash provided by financing activities of $9.5 million for 2002 and $95.8 million for 2001. The increase in funds provided by financing activities is primarily attributable to the additional $55.0 million in secured asset based financing obtained during the second quarter of 2003. Also, in 2003, we borrowed additional funds under our revolving credit facilities to meet our short-term operating needs. For the year ended December 31, 2002, we received $30.8 million from our public stock offering which was offset by the funds used to reduce indebtedness under our revolving credit facilities. The significant cash provided by financing activities in 2001 primarily relate to the $66.0 million we received from our public offering in February 2001 as well as borrowings under our revolving credit facilities.

     During the second quarter of 2003, we secured $55.0 million in secured asset based financing from three lenders, of which $45.0 million was funded during the second quarter of 2003 and $10.0 million was funded in July 2003. The proceeds were used to repay our $14.1 million loan with GMAC Business Credit, LLC, and the remaining proceeds were used to provide working capital to support operations. We obtained a $35.0 million loan with a seven-year term from Boeing Capital Corporation, of which $30.0 million was advanced in June 2003 and the remaining $5.0 million was advanced in July 2003. Additionally, we increased our borrowing capacity by $5.0 million with CIT Group/Equipment Finance, Inc. The additional $5.0 million was received in July 2003 and has been repaid. We also obtained a $15.0 million loan during the second quarter of 2003 with a one-year term from Elliott Associates. The Elliott Associates loan originally had a conversion feature, at Elliott Associates option, to convert $5.0 million to common stock at maturity on June 30, 2004. The entire outstanding amount of principal and interest due to Elliott Associates under this loan has been repaid with the proceeds from the Subordinated Note offering.

     In January 2004, we amended our loan agreements with Southwest Bank of Texas N.A. (Southwest Bank) to remove a condition that would have reduced the borrowing capacity under the revolving credit facilities from an aggregate of $50 million to $20 million on January 31, 2004. In March 2004, we extended the maturity of these facilities to January 2005. Based on the maturity of these facilities, this debt is classified non-current as of December 31, 2003. We reduced our indebtedness under these facilities from the net proceeds that we received from our Subordinated Note offering and believe we will be able to refinance these facilities with other long-term debt.

     On March 11, 2004, we issued $65.4 million principal amount of 16% Subordinated Secured Notes due March 31, 2007 (Subordinated Notes) to a group of investors in a private placement. We issued the Subordinated Notes in order to meet our immediate working capital needs. We received net proceeds of approximately $45 million from the offering of the Subordinated Notes, after considering offering costs and proceeds used to repay all amounts of principal and interest under the $15 million term loan from Elliott Associates. We also substantially reduced our indebtedness under our revolving credit facilities with Southwest Bank. In order to meet our working capital needs, however, we will be required to re-borrow funds under these revolving credit facilities. Elliott Associates purchased $15 million aggregate principal amount of the Subordinated Notes.

     Interest at 16% on the Subordinated Notes is payable quarterly beginning June 30, 2004. We are required by our existing loan agreements to issue to the Subordinated Note holders additional Subordinated Notes equal to the amount of interest due on any quarterly payment date. Upon an event of default under the Subordinated Notes or if we fail to take certain actions following the issuance of the Subordinated Notes, including actions with respect to the collateral and the registration rights granted to the holders, each as described below, the interest on the Subordinated Notes increases. The Subordinated Notes are collateralized by the Pemex and Williams receivables and claims, a second lien on the Pecos Horizon, a second mortgage on our Port Arthur marine base and certain other assets, and are subordinate and junior to our existing debt. Collections on the Pemex and Williams claims and receivables must be remitted immediately upon collection as a prepayment of the Subordinated Notes.

     The Subordinated Notes have covenants that restrict our ability to enter into any other agreements which would prohibit us from prepaying the Subordinated Notes from the proceeds of an equity offering, entering into certain affiliate transactions, incurring additional indebtedness other than refinancing our existing term and revolving debt, and disposing of assets other than in the ordinary course of business, and our subsidiaries from making certain payments. In addition, in connection with our Subordinated Note offering, we amended the financial covenants in all of our existing loan agreements to require:

•	a ratio of current assets to current liabilities of 0.90 to 1 for the period ending March 31, 2004, 0.90 to 1 for the period ending June 30, 2004, 1.05 to 1 for the period ending September 30, 2004, 1.10 to 1 for the period ending December 31, 2004 and 1.10 to 1 for the period ending March 31, 2005 and each period thereafter, each computed by excluding our revolving credit facilities from current liabilities;

•	a fixed charge coverage ratio of 1.50 to 1 for the three-month period ending September 30, 2004, 1.40 to 1 for the six-month period ending December 31, 2004, 1.33 to 1 for the nine-month period ending March 31, 2005, and 1.33 to 1 for each period thereafter on a rolling four quarter basis;

•	a tangible net worth in an amount not less the sum of $110 million plus 75% of our consolidated net income for each fiscal quarter which has been completed as of the date of calculation, commencing with the fiscal quarter ending March 31, 2004 plus 90% of the net proceeds of any common stock or other equity issued after December 31, 2003; and

•	if the sum of our net income before gains and losses on sales of assets (to the extent such gains and losses are included in earnings), plus tax expense plus restructuring charges, (including costs of our and our lenders’ or other creditors’ professional advisors not to exceed $1,600,000 for the fiscal year ended December 31, 2004) to be less than negative $2.5 million for the three-month period ending March 31, 2004, negative $4.5 million for the six-month period ending June 30, 2004, $8 million for the nine-month period ending September 30, 2004, and $20 million for the twelve-month period ending December 31, 2004.

     For more information on our new financial covenants, see Exhibits 10.45 through 10.50 that are filed herewith.

     Events of default under the Subordinated Notes occur upon our failure to pay principal and interest under the Subordinated Notes, our insolvency, a change of control and breach of the Subordinated Note covenants and our other debt covenants, including the new financial covenants described above. Certain holders of the Subordinated Notes for as long as they are holders of such notes have the right to designate one observer to our board of directors and its committees. None of the observers shall have any right to vote at any such board or committee meetings.

     Warrants that are immediately exercisable were issued to the holders of the Subordinated Notes (other than Elliott Associates) to purchase an aggregate of 5,283,300 shares of our common stock for an aggregate exercise price of $1.00 per share, expiring March 11, 2009. Holders paid the exercise price of $0.99 per share upon issuance of the warrants and may fully exercise them by paying the remaining $0.01 of the per share exercise price. Elliott Associates did not receive any warrants in the offering.

     Holders of the warrants received registration rights. If we propose to file a registration statement with the SEC to register shares of our common stock, we are required to notify the holders of such anticipated filing and include them in such registration. In addition, if holders of shares of our common stock issued upon exercise of the warrants holding at least 25% of such shares request that we register such shares, we are required to file a registration statement with respect to such shares and use our best efforts to effect such registration. We are required to pay all of the expenses in connection with any such registrations.

     At December 31, 2003, we had approximately $171.5 million of total outstanding debt. This represents an approximate net increase of $73.2 million from December 31, 2002 primarily due to additional borrowings to meet working capital needs during 2003. Of the $171.5 million of outstanding debt, $76.2 million represents borrowings on our three revolving credit facilities and $95.3 million represents borrowings on our eight term-debt facilities. At December 31, 2003, we had no additional available borrowings under our three revolving credit facilities, and we had $10.1 million of cash and cash equivalents. Our weighted average interest rate on all indebtedness was 5.87% at December 31, 2003, and our term-debt borrowings currently require $796,000 in monthly principal payments. Current maturities of long-term debt were $24.7 million as of December 31, 2003.

     Subsequent to the issuance of the Subordinated Notes, our total indebtedness was approximately $204.6 million. We will need to use a large portion of our cash flow from operations to pay principal and interest on our outstanding debt.

     Our primary liquidity needs are to meet debt service and provide working capital to support our projects and other operations. We had $26.1 million of working capital at December 31, 2003 compared to $30.4 million of working capital at December 31, 2002. The decrease in working capital was primarily attributable to our pretax losses for the year ended December 31, 2003, the reserve recorded for our unapproved claims against Pemex and the current classification of the $15 million Elliott Associates term loan. This decrease in working capital was partially offset by the increase in contract receivables related to contract revenues for 2003.

     Our loans require that certain conditions be met in order for us to obtain advances. Our loans are collateralized by mortgages on our vessels and property and by accounts receivable. Advances under our revolving credit facilities may be obtained in accordance with a borrowing base defined as a percentage of accounts receivable balances and costs in excess of billings. The loans contain customary default and cross-default provisions and some require us to maintain certain financial ratios at quarterly determination dates. The loan agreements also contain certain covenants that limit our ability to incur additional debt, pay dividends, create certain liens, sell assets and make capital expenditures.

     For the quarter ended December 31, 2003, we did not meet certain covenants for all of our credit facilities that contain financial covenants. In March 2004, we received waivers of compliance for the December 31, 2003 determination date from all of our lenders that require us to meet these covenants. In conjunction with the issuance of the Subordinated Notes, we also successfully revised our financial covenants contained in these credit facilities with all of our lenders through the maturity of these various loan agreements. Our new financial covenants are described above. Based on management’s current projections, we expect to be in compliance with our revised debt covenants until at least December 31, 2004. In the event that we do not meet our financial covenants in the future, and we are unsuccessful in obtaining waivers of compliance, our lenders would have the right to accelerate our debt with them, and cross-default provisions could result in acceleration of our other indebtedness, including the Subordinated Notes.

     Our inability to collect our receivables from Pemex continues to impact our liquidity. We have been unsuccessful in resolving our EPC 64 contract claims that we submitted to Pemex of approximately $78 million. The unapproved claims recorded as revenue to the extent of costs incurred through December 31, 2002 do not include any profit and are substantially less than the actual claims submitted to Pemex. The unapproved claims recorded as revenue to the extent of costs incurred through December 31, 2002 do not include any profit and are substantially less than the actual claims submitted to Pemex. The carrying value of our claims consisted of approximately $57.0 million of unapproved claims and approximately $8.5 million of additional scope of work performed. We have collected approximately $4.8 million the $57.0 million of claims as of December 31, 2003 related to our delays. Subsequent to December 31, 2003, we collected approximately $2.1 million related to additional scope of work performed. Pemex substantially increased the scope of our operations under this contract during 2000 to 2002, which subjected the project to greater interruptions due to adverse weather conditions and standby time as other contractors completed their work. We continue to negotiate with and use our best efforts to resolve our EPC 64 contract claims against Pemex. We previously anticipated that these claims would be resolved by the end of the fourth quarter of 2003. During the fourth quarter of 2003, however, since there was no final resolution of these claims and the ultimate amount and timing of payment of these claims was uncertain, we have recorded a $33.1 million reserve for unapproved claims. The carrying value of our claims as of December 31, 2003 is $25.5 million and consists of $19.1 million of unapproved claims and $6.4 million remaining of additional scope of work. If we are unsuccessful in resolving these claims, we intend to submit some or all of the claims to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce. However, due to the size of the dispute and inherent uncertainties with respect to arbitration, we cannot predict whether a negotiated resolution of this dispute will occur or, if such a resolution does occur, the precise terms of such a resolution. An adverse outcome from negotiations or possible arbitration could result in a further loss of up to the carrying value of $25.5 million. Collection of amounts related to these claims would be remitted directly as prepayment of our Subordinated Notes issued in March 2004.

     Our liquidity also has been impacted by delay in collecting approximately $27.2 million of receivables from Iroquois and $5.5 million of unreserved contract receivables from Williams. We have filed suit against Iroquois in the Supreme Court of the State of New York, New York County, for breach of contract and for damages for failure to pay for work performed. We have filed suit against Williams in the 295th Judicial District of the District Court for Harris County, Texas for breach of contract and wrongful withholding of amounts due to us for services. Any adverse outcome of these lawsuits could result in a loss up to the respective carrying value of our claims. See Item 3. “Legal Proceedings” for a detailed discussion of this litigation.

     Our ability to service our existing debt, provide working capital and fund our capital expenditure requirements has been adversely affected by the inability to collect our Pemex receivables and claims and our Iroquois and Williams receivables. During 2003, we have closely managed our cash position and borrowed funds, including the $55.0 million of asset based financing to meet working capital requirements, due to the delayed timing of the collection of our Pemex receivables and claims and the significant delays in collection of our receivables from Iroquois and Williams. Also, the net proceeds of approximately $45 million received from the issuance of the Subordinated Notes in March 2004 will allow us to meet our immediate working capital needs, start-up new projects and make improvements to our fleet as necessary to support our operations. The timing of the collection of progress payments and our ability to stay on budget for our projects significantly impacts our cash flow and liquidity. We expect that the volume of our future contract revenues will largely influence our working capital and cash requirements. Our cash requirements are greatest at the start-up of a new project since we are required to incur mobilization expenses and complete all or a substantial portion of the majority of our projects before receiving payment from the customer. Although there can be no assurance, we believe that this additional financing and funds from operations will be sufficient in order to maintain necessary levels of operating liquidity until at least December 31, 2004. However, we believe we will need to consummate an equity offering to refinance all or a portion of our indebtedness on our revolving credit facilities maturing in January 2005 and the Subordinated Notes.

     We have fixed debt service and lease payment obligations under notes payable and operating leases for which we have material contractual cash obligations. Interest rates on our debt vary from commercial paper plus 2.45% to a fixed 18%. The following table summarizes our long-term material contractual cash obligations as of December 31, 2003 (in thousands):

	2004	2005	2006	2007	2008	Thereafter
Principal and interest payments on debt	$33,222	$104,186	$17,402	$5,662	$5,493	$24,533
Operating leases	2,510	2,504	2,341	2,347	2,168	320

	$35,732	$106,690	$19,743	$8,009	$7,661	$24,853

     As a result of the issuance of the Subordinated Notes in March 2004, our long-term material contractual cash obligations for 2007 have increased by approximately $101.5 million. In the event we receive payment on the outstanding Pemex and Williams claims and receivables, we must immediately remit the amounts collected as a prepayment of the outstanding Subordinated Notes.

     We do not have any off-balance sheet arrangements.

     Planned capital expenditures for 2004 are estimated to range from approximately $13 million to $15 million primarily related to vessel improvements. These expenditures will depend upon available funds, work awarded and future operating activity. Despite our current liquidity issues, our long-term strategy is to expand our operating capabilities and operations into additional selected international areas. To the extent we are successful in identifying opportunities to expand our market share in those areas, we will likely require additional equity.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

     Our market risk exposures primarily include interest rate and exchange rate fluctuation on financial instruments as detailed below. Our market risk sensitive instruments are classified as “other than trading.” The following sections address the significant market risks associated with our financial activities for the year ended December 31, 2003. Our exposure to market risk as discussed below includes “forward-looking statements” and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in foreign currency exchange rates or interest rates.

     As of December 31, 2003, the carrying value of our debt, including $0.5 million of accrued interest, was approximately $172.0 million. The fair value of this debt approximates the carrying value because most of the interest rates are based on floating rates identified by reference to market rates. Our $15.0 million term loan with Elliott Associates, which was repaid in full in March 2004, was fixed at an 18% interest rate. A hypothetical 1% increase in the applicable interest rates as of December 31, 2003 would increase annual interest expense by approximately $1.6 million.

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

Item 8. Financial Statements And Supplementary Data

     Our consolidated financial statements and supplementary data appear on pages 36 through 60 in this report and are incorporated herein by reference. See Index to consolidated financial statements on page 35.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

     On June 14, 2002, upon the recommendation of the audit committee of our board of directors, the board of directors dismissed Arthur Andersen LLP (Andersen) as our independent public accountants. We selected PricewaterhouseCoopers LLP (PwC) as our new independent accountants. The decision to select PwC was recommended by the audit committee and approved by the board of directors. During the fiscal year ended December 31, 2001 and the subsequent interim period preceding such selection, neither we nor anyone on our behalf consulted PwC regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor did PwC provide to us a written report or oral advice regarding such principles or audit opinion; or (2) any matter that was either the subject of a disagreement or a reportable event.

     Andersen’s report on our consolidated financial statements for the fiscal year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope or accounting principles.

     During the 2001 fiscal year and through the date of this report there were: (i) no disagreements with Andersen on any matter of accounting principle practice, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years; and (ii) no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

     As of December 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a - 15(e) of the rules promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in our internal controls over financial reporting or in other factors during our most recent fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect these internal controls over financial reporting.

     Management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in a cost-effective control system, misstatement due to error and/or fraud may occur and not be detected.

PART III

Item 10. Directors And Executive Officers Of The Registrant

     Information concerning our directors and executive officers called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2004 annual meeting of stockholders and is incorporated herein by reference. For additional information regarding executive officers, see “Executive Officers of the Registrant” of this Annual Report.

     We have adopted a code of ethics and business conduct that applies to all our directors, officers, employees and representatives. This code is publicly available on our website at http://www.horizonoffshore.com/invest/. Amendments to the code of ethics and business conduct and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. These materials may also be requested in print, without charge, by writing to our Investor Relations department at Horizon Offshore, Inc., 2500 CityWest Blvd, Suite 2200, Houston, Texas, 77042.

Item 11. Executive Compensation

     Information concerning the compensation of the executive officers called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2004 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

     Information concerning security ownership of certain beneficial owners and management called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2004 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships And Related Transactions

     Information concerning certain relationships and related transactions called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2004 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     Information concerning principal accountant fees and services called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2004 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a)	The following financial statements are filed as a part of this report:

1.      Financial Statements

Report of Independent Auditors
Report of Independent Public Accountants
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

2.      Financial Statement Schedules — None

     Schedules have not been included because they are not applicable, immaterial or the information required has been included in the financial statements or notes thereto.

3.      Exhibits

(a)	Exhibits

     See Index to Exhibits on page 62. The Company will furnish to any eligible stockholder, upon written request, a copy of any exhibit listed upon payment of a reasonable fee equal to our expenses in furnishing such exhibit.

(b)	Reports on Form 8-K:

     On November 13, 2003, we filed a report on Form 8-K, reporting results for the third quarter ended September 30, 2003 under item 7.

     On December 4, 2003, we filed a report on Form 8-K, announcing changes to the Board of Directors under Item 7.

     On December 19, 2003, we filed a report on Form 8-K, providing a financial update under Item 7.

Report of Independent Auditors

To the Stockholders of Horizon Offshore, Inc.:

In our opinion, the accompanying consolidated balance sheets as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Horizon Offshore, Inc. (a Delaware Corporation), and subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of Horizon Offshore, Inc. for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 28, 2002.

The Company received approximately $45 million in net proceeds from the issuance of Subordinated Notes on March 11, 2004. See Note 15 for a discussion of this subsequent event and the Company’s financing and liquidity position.

As discussed above, the financial statements of Horizon Offshore, Inc. for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 2, these financial statements have been revised. We audited the adjustments described in Note 2 that were applied to revise the 2001 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 12, 2004

The following audit opinion is a copy of the opinion issued by Arthur Andersen LLP on February 28, 2002. This opinion has not been reissued by Arthur Andersen LLP and Arthur Andersen LLP did not consent to the incorporation by reference of this report (as included in this Form 10K) into any of the Company’s registration statements. Note that only the consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2001 covered by this report below are included in this set of consolidated financial statements.

Additionally, as discussed in Note 2, the Company has revised its financial statements for the year ended December 31, 2001 to conform to the requirements set forth in Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Andersen report does not extend to these changes. The revisions to the 2001 financial statements that relate to the adoption of Statement of Financial Accounting Standard No. 145 were reported on by PricewaterhouseCoopers LLP, as stated in their report appearing herein.

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

Arthur Andersen LLP

Houston, Texas
February 28, 2002

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,115	$6,073
Accounts receivable- Contract receivables	101,153	52,362
Costs in excess of billings, net	34,697	78,494
Affiliated parties	170	170
Income tax refund receivable	200	—
Other current assets	2,616	3,010

Total current assets	148,951	140,109
PROPERTY AND EQUIPMENT, net	239,411	257,847
INVENTORY	8,250	7,816
OTHER ASSETS	12,929	14,761

	$409,541	$420,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,271	$34,930
Accrued liabilities	3,321	10,641
Accrued job costs	56,346	54,866
Billings in excess of costs	5,834	602
Current maturities of long-term debt	9,651	8,262
Related party debt	15,000	—
Current taxes payable	1,421	423

Total current liabilities	122,844	109,724
LONG-TERM DEBT, net of current maturities	146,886	90,062
DEFERRED INCOME TAXES	—	9,072

Total liabilities	269,730	208,858
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 35,000,000 shares authorized, 27,290,582 shares issued	16,583	16,583
Additional paid-in capital	182,687	182,722
Retained earnings (accumulated deficit)	(54,151)	18,353
Treasury stock, 809,269 and 912,207 shares, respectively	(5,308)	(5,983)

Total stockholders’ equity	139,811	211,675

	$409,541	$420,533

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2003	2002	2001
CONTRACT REVENUES	$270,313	$283,410	$272,208
COST OF CONTRACT REVENUES	263,812	253,016	237,175

Gross profit	6,501	30,394	35,033
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	21,749	21,845	13,771
PEMEX EPC 64 RESERVE	33,092	—	—
IMPAIRMENT OF PROPERTY AND EQUIPMENT	21,332	9,852	—

Operating income (loss)	(69,672)	(1,303)	21,262
OTHER:
Interest expense, net of amount capitalized	(9,542)	(4,585)	(5,381)
Interest income	67	91	403
Loss on debt extinguishment	(868)	—	(874)
Loss on sale of assets	—	—	(22)
Other income (expense), net	(88)	(2,831)	(184)

NET INCOME (LOSS) BEFORE INCOME TAXES	(80,103)	(8,628)	15,204
INCOME TAX PROVISION (BENEFIT)	(7,599)	(3,079)	4,511

NET INCOME (LOSS)	$(72,504)	$(5,549)	$10,693

EARNINGS PER SHARE — BASIC AND DILUTED:
Net income (loss) — BASIC	$(2.74)	$(0.22)	$0.48

Net income (loss) — DILUTED	$(2.74)	$(0.22)	$0.46

WEIGHTED AVERAGE SHARES USED IN COMPUTING
EARNINGS PER SHARE:
BASIC	26,429,014	25,573,326	22,430,894
DILUTED	26,429,014	25,573,326	23,085,975

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit)	Shares	Amount	Equity
BALANCE,
December 31, 2000	19,869	$9,162	$88,245	$13,209	1,003	$(6,581)	$104,035
Issuance of common stock, net of offering costs	3,800	3,800	62,219	—	—	—	66,019
Issuance of common stock to purchase assets	250	250	1,355	—	—	—	1,605
Stock options exercised	325	325	2,682	—	—	—	3,007
401(k) contributions in company stock	—	—	135	—	(29)	196	331
Net income	—	—	—	10,693	—	—	10,693

BALANCE,
December 31, 2001	24,244	13,537	154,636	23,902	974	(6,385)	185,690
Issuance of common stock, net of offering costs	3,000	3,000	27,844	—	—	—	30,844
Stock options exercised	46	46	238	—	—	—	284
401(k) contributions in company stock	—	—	4	—	(62)	402	406
Net loss	—	—	—	(5,549)	—	—	(5,549)

BALANCE,
December 31, 2002	27,290	16,583	182,722	18,353	912	(5,983)	211,675
401(k) contributions in company stock	—	—	(247)	—	(103)	675	428
Stock compensation expense	—	—	212	—	—	—	212
Net loss	—	—	—	(72,504)	—	—	(72,504)

BALANCE,
December 31, 2003	27,290	$16,583	$182,687	$(54,151)	809	$(5,308)	$139,811

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(72,504)	$(5,549)	$10,693
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities —
Depreciation and amortization	19,718	15,959	12,935
Impairment of property and equipment	21,332	9,852	—
Reserve for Pemex	33,092	—	—
Deferred income tax expense (benefit)	(9,072)	(3,718)	4,511
Loss on sale of assets	—	—	22
Expense recognized for issuance of treasury stock for 401(k) plan contributions	428	406	331
Stock compensation expense	212	—	—
Loan prepayment penalty	569	—	—
Changes in operating assets and liabilities —
Accounts receivable	(51,905)	(7)	(25,215)
Costs in excess of billings	10,705	17,939	(78,822)
Billings in excess of costs	5,232	(1,258)	1,310
Income tax refund receivable	(200)	—	—
Inventory	(434)	(6,111)	242
Other assets	(4,721)	(6,766)	(8,521)
Accounts payable	(3,659)	23,432	3,306
Accrued liabilities	(4,336)	(1,182)	7,899
Accrued job costs	1,480	5,067	27,315
Current taxes payable	998	423	—

Net cash (used in) provided by operating activities	(53,065)	48,487	(43,994)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and additions to property, equipment and intangibles	(17,797)	(59,752)	(53,223)
Proceeds from casualty insurance claim	3,114	—	—

Net cash used in investing activities	(14,683)	(59,752)	(53,223)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term debt	21,362	4,045	32,596
Principal payments on term debt	(8,967)	(8,040)	(38,733)
Borrowings on revolving credit facilities	142,516	131,424	86,800
Payments on revolving credit facilities	(97,267)	(148,200)	(52,500)
Borrowings under related party debt	15,000	—	—
Loan fees	(854)	(883)	(1,351)
Proceeds from issuance of common stock, net	—	30,844	66,019
Stock option transactions and other	—	284	3,007

Net cash provided by financing activities	71,790	9,474	95,838

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,042	(1,791)	(1,379)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,073	7,864	9,243

CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,115	$6,073	$7,864

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$7,948	$5,449	$6,788
Cash paid for income taxes	$675	$216	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Repayment of debt with proceeds of additional term debt	$14,069	$—	$—
Purchases and additions to equipment included in accrued liabilities	$778	$3,762	$—
Purchases and additions to equipment with the issuance of common stock	$—	$—	$1,605

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

     Horizon provides marine construction services for the oil and gas industry domestically in the U.S. Gulf of Mexico and Northeastern U.S. and internationally in Latin America, Southeast Asia and West Africa. We have recently expanded our operations to the Middle East. These services generally consist of laying, burying or repairing marine pipelines for the transportation of oil and gas; installing and salvaging production platforms and other marine structures; and performing pipe spooling services. Work is performed primarily on a fixed-price or day-rate basis or a combination thereof. From time to time, work is also performed under cost-reimbursement contracts.

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

     A prolonged weakness in energy prices or a prolonged period of lower levels of offshore drilling and exploration could adversely affect our future revenues, profitability and liquidity. Our 2002 and 2003 results reflect the competitive nature and low demand for marine construction services in the U.S. Gulf of Mexico. Profit margins in the U.S. Gulf of Mexico have decreased during 2002 and 2003 due to the reduced level of capital expenditures by oil and gas companies for developmental construction, the competitiveness of this industry and the general slow down of the U.S. and other economies in the region.

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

Segment Information and Significant Customers

     We have domestic and international operations in one industry segment, the marine construction service industry for offshore oil and gas companies and energy companies. Customers accounting for more than 10% of consolidated revenues for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Year Ended December 31,
Customer	2003	2002	2001
Iroquois Gas Transmission LP	25%	20%	—
Algonquin Gas Transmission Company	15%	—	—
Brunei Shell Petroleum Company	10%	—	—
Petróleos Mexicanos (Pemex)	1%	31%	52%

     At December 31, 2003, we reserved $33.1 million related to our previously recorded outstanding unapproved claims against Pemex of approximately $52.2 million as the ultimate amount and timing of payment of these claims are uncertain. The total claims we submitted to Pemex approximated $78 million and included unapproved claims for extra work related to interferences, interruptions and other delays as well as claims for additional scope of work performed. The unapproved claims recorded as revenue to the extent of costs incurred through December 31, 2002 do not include any profit and are substantially less than the claims submitted to Pemex. The carrying value of our claims with Pemex, reflected in costs in excess of billings, at December 31, 2003 is $25.5 million and includes $19.1 million of unapproved claims and $6.4 million of additional scope of work. If we are unsuccessful in resolving these claims, we intend to submit some or all of our EPC 64 contract claims against Pemex to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce. However, due to the size of the dispute and inherent uncertainties with respect to possible arbitration, we cannot predict whether a negotiated resolution of this dispute will occur or, if such a resolution does occur, the precise terms of such a resolution. A failure to recover any amounts from Pemex in this dispute or future arbitration, if any, could result in a further loss of up to the carrying value of $25.5 million. It is possible that these claims could be settled for an amount in excess of our recorded balance, which could result in a gain recognized in the period settlement is reached. Our unreserved net claim receivable remaining from December 31, 2003 of approximately $25.5 million is our best estimate of the amount we believe we will collect. See Note 7 for a detailed discussion of this dispute and Note 15 regarding the disposition of any future collections of this claim.

     As of December 31, 2003, we had contract receivables of $25.9 million and costs in excess of billings of $1.3 million from Iroquois Gas Transmission LP (Iroquois) totaling $27.2 million. We have billed the amounts included in costs in excess of billings to December 31, 2003. On January 20, 2004, we filed a lawsuit for breach of contract and wrongful withholding of amounts due to us for services performed under our contract with Iroquois. Given the early stages of negotiations, we cannot predict whether a negotiated resolution of this dispute will occur or, if such a resolution does occur, the precise terms of such a resolution. If all our claims are denied, we could incur a loss of up to the carrying value of $27.2 million. See Note 7 for a detailed discussion of this litigation.

     The amount of revenue accounted for by a customer depends on the level of construction services required by the customer based on the size of their capital expenditure budget for construction for the year and our ability to bid for and obtain their work. Consequently, customers that account for a significant portion of contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years. Based upon our interpretation of the requirements of Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” we have domestic and international operations in one industry segment, the marine construction service industry for oil and gas companies. Geographic information has been provided in Note 13 of these consolidated financial statements.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management must apply significant judgments in this process. Among the factors, but not fully inclusive of all factors, that may be considered by management in these processes are: the range of accounting policies permitted by accounting principles generally accepted in the United States; management’s understanding of our business; expected rates of business and operational change; sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. Among the most subjective judgments employed in the preparation of these financial statements are estimates of expected costs to complete construction projects, the collectibility of contract receivables and claims, the fair value of salvage inventory, the depreciable lives of and future cash flows to be provided by our equipment, the period and extent of maintenance and repairs of dry-docking activity, judgments regarding the number and magnitude of self-insurance reserves needed for potential medical claims and Jones Act obligations and certain judgments regarding the nature of income and expenditures for tax purposes. We review all significant estimates on a recurring basis and record the effect of any necessary adjustments prior to publication of our financial statements. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date.

Revenue Recognition

     Construction contract revenues are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to the total estimated costs for each construction contract. This percentage is applied to the estimated revenue at completion to calculate revenues earned to date. We consider the percentage-of-completion method to be the best available measure of progress on these contracts. We follow the guidance of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, “Accounting for Performance of Construction — Type and Certain Production—Type Contracts,” for our accounting policy relating to the use of the percentage-of-completion method, estimated costs and claim recognition for construction contracts. Contract revenue reflects the original contract price adjusted for agreed upon change orders and unapproved claims. We recognize unapproved claims only when the collection is deemed probable and if the amount can be reasonably estimated for purposes of calculating total profit or loss on long-term contracts. We record revenue and the unbilled receivable for claims to the extent of costs incurred and to the extent we believe related collection is probable and include no profit on claims recorded. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The asset “Costs in excess of billings” represents costs and estimated earnings recognized as revenue in excess of amounts billed as determined on an individual contract basis. The liability “Billings in excess of costs” represents amounts billed in excess of costs and estimated earnings recognized as revenue on an individual contract basis.

     For certain service contracts, revenues are recognized under SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” and No. 104, “Revenue Recognition,” when all of the following criteria are met; persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price is fixed or determinable; and collectibility is reasonably assured.

Cost Recognition

     Cost of contract revenues includes all direct material and labor costs and certain indirect costs, which are allocated to contracts based on utilization, such as supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred.

Interest Capitalization

     Interest is capitalized on the average amount of accumulated expenditures for equipment that is undergoing major modifications and refurbishment prior to being placed into service. Interest is capitalized using an effective rate based on related debt until the equipment is placed into service. Interest expense for 2003 was net of $0.1 million of capitalized interest compared with $1.6 million in 2002 and $1.3 million in 2001. Net interest expense was $9.5 million, $4.6 million and $5.4 million for 2003, 2002 and 2001, respectively.

Accounts Receivable

     We have significant investments in billed and unbilled receivables as of December 31, 2003. Billed receivables represents amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Allowances for doubtful accounts and estimated nonrecoverable costs primarily provide for losses that may be sustained on unapproved change orders and claims. We evaluate our contract receivables and costs in excess of billings and thoroughly review historical collection experience, the financial condition of our customers, billing disputes and other factors. Prior to the fourth quarter of 2003, we had not experienced any significant losses on receivables. During the fourth quarter of 2003, we recorded a $33.1 million reserve for unapproved claims against Pemex. See Note 3.

     We negotiate change orders and unapproved claims with our customers. In particular, unsuccessful negotiations of unapproved claims could result in decreases in estimated contract profit or additional contract losses, while successful claims negotiations could result in increases in estimated contract profit or recovery of previously recorded contract losses. Any future significant losses on receivables would adversely affect our financial position, results of operations and our overall liquidity.

Inventory

     Inventory consists of production platforms and other marine structures received from time to time as partial consideration from salvage projects performed in the U.S. Gulf of Mexico. For the year ended December 31, 2003, as well as December 31, 2001, there was no significant revenue recognized representing the non-cash values assigned to the structures received as partial consideration for performing salvage projects. During 2002, revenue of $6.8 million was recognized representing the non-cash values assigned to the structures received as partial consideration for performing salvage services. These structures are held for resale. The inventory is valued at amounts not in excess of the fair value of services provided. We assess the net realizable value of our inventory items at each balance sheet date. Inventory is classified as long-term due to the uncertain timing of its sale. There were no sales of inventory during 2003. In 2002 and

2001, we sold inventory structures for $0.7 million and $0.9 million with related cost of sales of $0.7 million and $0.6 million, respectively.

Property and Equipment

     We use the units-of-production method to calculate depreciation on our major barges, vessels and related equipment to approximate the wear and tear of normal use. The useful lives of our major barges and vessels range from 15 years to 18 years. Major additions and improvements to barges, vessels and related equipment are capitalized and depreciated over the useful life of the vessel. Maintenance and repairs are expensed as incurred. When equipment is sold or otherwise disposed of, the cost of the equipment and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

     Depreciation on our other fixed assets is provided using the straight-line method based on the following estimated useful lives:

Buildings	15 years
Machinery and equipment	8-15 years
Office furniture and equipment	5 years
Leasehold improvements	3-10 years

     Depreciation expense is included in the following expense accounts (in thousands):

	December 31,
	2003	2002	2001
Cost of contract revenues	$12,839	$10,851	$9,127
Selling, general and administrative expenses	1,380	619	1,128

	$14,219	$11,470	$10,255

     Depreciation expense calculated under the units-of-production method may be different than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than 25% of annual straight-line depreciation, and the cumulative depreciation based on utilization of each vessel will not be less than 50% of cumulative straight-line depreciation. If we alternatively applied only a straight-line depreciation method, less depreciation expense would be recorded in periods of high vessel utilization and more depreciation expense would be recorded in periods of low vessel utilization.

     We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Based on our analysis of the estimated undiscounted future net cash flows for our long-term assets during the fourth quarter of 2003, we determined five of our marine vessels and related equipment were impaired under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and recognized a loss of $21.3 million to reflect the fair market value of these impaired assets. Fair value was determined for two vessels based on current quoted market prices. Fair value was determined for three remaining vessels based on a third party appraisal of orderly liquidation value obtained in 2003, as no quoted market price was available. The impairment loss included the write-off of $2.3 million of capitalized dry-dock costs associated with these impaired vessels. Due to lower expected utilization levels, the value of the Phoenix Horizon, two diving support vessels, one small construction vessel, a cargo barge and related marine equipment has been impaired. We previously recognized a $9.9 million impairment loss related to the Phoenix Horizon for the year ended December 31, 2002. The impairment of the Phoenix Horizon in 2003 is a result of a further decline in its fair market value and management’s decision not to make capital improvements that are required to place the vessel into service due to the availability of other operational assets. The sustained difficult economic environment and depressed market for the marine construction industry throughout 2003 has resulted in a decline in the utilization of our vessels, triggering the impairment of the other vessels, the cargo barge and related marine equipment.

Other Assets

     Other assets consist principally of capitalized dry-dock costs, goodwill, prepaid loan fees and deposits. Deposits consist of security deposits on office leases as of December 31, 2003 and 2002. Loan fees paid in connection with the loan facilities are amortized over the term of the respective loans.

     Dry-dock costs are direct costs associated with scheduled major maintenance on our marine construction vessels. Costs incurred in connection with dry-dockings are capitalized and amortized over the five-year cycle to the next scheduled dry-docking. We wrote-off $2.3 million of capitalized dry-dock costs during the fourth quarter of 2003 related to the impairment of three marine vessels under SFAS No. 144. On June 29, 2001, the AICPA issued an exposure draft of a proposed SOP, “Accounting for Certain Costs and Activities Related to Property, Plant and Equipment.” If adopted, we would be required to expense dry-docking costs on our vessels as incurred. We incurred and capitalized dry-dock costs of $4.9 million, $5.8 million and $7.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, capitalized dry-dock costs totaled $11.4 million. Expensing dry-dock costs would likely result in greater variability of our operating results as a substantial portion of our dry-dock activities take place during the first and fourth quarters.

     In August 2002, we acquired the remaining 51% equity interest in an entity in Mexico for $1.0 million cash. We previously had a 49% equity interest in this entity and included its accounts in our consolidated financial statements as we exercised effective control over the entity’s operations. As a result of this acquisition, we will be qualified to bid on and perform projects reserved for national companies in Mexico without a locally domiciled partner. We recorded $1.0 million of goodwill in connection with acquiring the equity interest, which is nondeductible for tax purposes. The related goodwill is included in other long-term assets.

Federal Income Taxes

     We use the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period enacted. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As of December 31, 2003 a valuation allowance in the amount of $23.1 million was charged as income tax expense against deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income.

Stock-Based Compensation

     At December 31, 2003, we had two stock-based compensation plans. Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”, we have elected to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In January 2003, we granted options to three former directors to purchase 15,320 shares of common stock at an exercise price equal to the market price of the common stock on the date of grant. These options vested immediately, and $56,000 was recorded as compensation expense in the statements of operations during the first quarter of 2003. Also, we recorded an additional $156,000 as compensation expense in the statements of operations during the second quarter of 2003 related to the remeasurement of options in connection with the resignation of a key employee. Except for the compensation expense recorded above, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For stock-based compensation grants to non-employees, we recognize as compensation expense the fair market value of such grants as calculated pursuant to SFAS No. 123, amortized ratably over the lesser of the vesting period of the respective option or the individual’s expected service period. The following table illustrates the effect on net income (loss) and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data).

	Year Ended December 31,
	2003	2002	2001
Net income (loss), as reported	$(72,504)	$(5,549)	$10,693
Add: Total stock-based compensation cost, net of related tax effects, included in net loss	212	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,648)	(3,128)	(3,594)

Pro forma net income (loss)	$(74,940)	$(8,677)	$7,099

	Year Ended December 31,
	2003	2002	2001
Earnings per share:
Basic — as reported	$(2.74)	$(0.22)	$0.48

Basic — pro forma	$(2.84)	$(0.34)	$0.32

Diluted — as reported	$(2.74)	$(0.22)	$0.46

Diluted — pro forma	$(2.84)	$(0.34)	$0.31

     To determine pro forma information as if we had accounted for the employee stock options under the fair-value method as defined by SFAS No. 123, we used the Black-Scholes method, assuming no dividends, as well as the weighted average assumptions included in the following table:

	2003	2002	2001
Expected option life (in years)	7	7	10
Expected volatility	76.1%	77.8%	79.07%
Risk-free interest rate	3.51%	4.77%	5.11%

Fair Value of Financial Instruments

     The carrying values of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of those instruments.

     As of December 31, 2003 the carrying value of our debt, including $0.5 million accrued interest, was approximately $172.0 million. The fair value of this debt approximates the carrying value because the interest rates, excluding our $15.0 million term loan with Elliott Associates, are based on floating rates identified by reference to market rates. Fair value was determined as noted above. A hypothetical 1% increase in the applicable interest rates as of December 31, 2003 would have increased annual interest expense by approximately $1.6 million.

Earnings Per Share

     Earnings per share data for all periods presented have been computed pursuant to SFAS No. 128, “Earnings Per Share” that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

Other Comprehensive Loss

     We have no items representing other comprehensive losses under SFAS No. 130, “Reporting Comprehensive Income.”

Reclassifications

     Certain prior period amounts have been reclassified to conform to the presentation shown in the consolidated financial statements as of December 31, 2003. Reclassifications were made in the 2001 financial statements for the loss on debt extinguishment as described in Note 2.

Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which revises current guidance with respect to gains and losses on early extinguishment of debt. Under SFAS No. 145, gains and losses on early extinguishment of debt will no longer be treated as extraordinary items unless they meet the criteria for extraordinary treatment in APB Opinion No. 30. We were required to adopt SFAS No. 145 effective January 1, 2003. Upon adoption, we reclassified the extraordinary loss on early extinguishment of debt of $874,000 from extraordinary items to other expense for the year ended December 31, 2001, as this amount no longer qualified for extraordinary treatment under SFAS No. 145.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In December 2003, the FASB issued a revised version of this interpretation, FIN 46(R). FIN 46(R) addresses the requirements for business enterprises to consolidate certain variable interest entities who are the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 and FIN 46(R) are effective immediately for all new variable interest entities created or acquired after January 31, 2003. The revised provisions of the interpretation will become applicable for the first reporting period ending after March 15, 2004 for variable interest entities created before February 1, 2003. The adoption of FIN 46 and FIN 46(R) is not anticipated to have a material effect on our results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. The statement requires that an issuer classify financial instruments that are within its scope as a liability and requires disclosure regarding the terms of those instruments and settlement alternatives. Previously, many of these instruments were classified as equity or as mezzanine instruments (between the liabilities and the equity section). SFAS No. 150 is effective immediately for qualifying financial instruments issued after May 31, 2003 and was effective for existing issuances as of the third quarter ended September 30, 2003. Adoption of SFAS No. 150 did not have a material effect on our results of operations or financial position.

2. LOSS ON EXTINGUISHMENT OF DEBT:

     In March 2001, we paid $30.0 million to reduce the outstanding principal balance under our term loan, which was subject to a penalty of $0.9 million, for the early extinguishment of debt. The penalty was originally recorded as an extraordinary loss in 2001. Upon adoption of SFAS No. 145 in 2003, we reclassified these amounts from extraordinary loss to other expense and tax expense for the year ended December 31, 2001.

3. CONTRACT RECEIVABLES:

     Contract receivables are generally billed upon the completion of small contracts and are progress billed on larger contracts in accordance with contract terms and milestones. Costs in excess of billings solely represent costs incurred and estimated earnings on jobs in progress.

Contract receivables billed consist of the following (in thousands):	DECEMBER 31,
	2003	2002
Completed contracts	$3,406	$15,808
Contracts in progress	85,825	35,966
Retained	11,922	588

	$101,153	$52,362

Contracts in progress are as follows (in thousands):	DECEMBER 31,
	2003	2002
Costs incurred to date	$437,891	$285,545
Estimated earnings to date	54,193	41,403

	492,084	326,948
Less: Billings to date	(463,221)	(249,056)

	$28,863	$77,892

Included in accompanying balance sheets under the following captions:
Costs in excess of billings	$34,697	$78,494
Billings in excess of costs	(5,834)	(602)

	$28,863	$77,892

     Our principal customers are national oil companies, major and independent oil and gas companies, energy companies and their affiliates. The concentration of customers in the energy industry may impact our overall credit exposure, either positively or negatively, since these customers may be similarly affected by changes in economic or other conditions. See Note 1.

     During the fourth quarter of 2003, we recorded a $33.1 million reserve for unapproved claims from Pemex due to our inability to collect any of the outstanding unapproved claims and as the ultimate amount and timing of payment of these claims are uncertain. Cumulative revenues recognized from 2000 through 2003 on all Pemex projects in Mexico totaled $291 million, including $57.0 million of claims made under three Pemex contracts for extra work related to interferences, interruptions and other delays. Of the $57.0 million of claims, $54.2 million related to our second major project for Pemex, EPC 64, of which we have collected $2.0 million. The remaining $2.8 million of claims related to two more recent projects for Pemex and have been collected in full. These two more recent projects were performed subsequent to the EPC 64 contract under the current senior management at Pemex. Unapproved claims related to the Pemex projects arise primarily from client delays and changes in the initial scope of work.

     A summary of the balance of claims remaining in costs in excess of billings related to the Pemex projects are as follows (in millions):

Claims included in 2001 revenue	$42.8
Claims included in 2002 revenue	14.2

Total claims	57.0
Claims billed to Pemex in 2002	(4.0)

Claims included in costs in excess of billings as of December 31, 2002	$53.0
Claims billed to Pemex in 2003	(0.8)
Reserve for claims in 2003	(33.1)

Claims included in costs in excess of billings as of December 31, 2003	$19.1

     There were no claims related to Pemex included in revenues for the year ended December 31, 2003.

     If we are unsuccessful in resolving these claims, we intend to submit some or all of the EPC 64 contract claims against Pemex to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce. The carrying value of our uncollected receivables remaining from December 31, 2003 of approximately $25.5 million, which includes $19.1 million of unapproved claims and $6.4 million of additional scope of work, is the amount we believe we will collect. An adverse outcome from this possible arbitration could result in a further loss of up to the carrying value of $25.5 million. See Note 15 regarding the disposition of any amounts collected from these claims.

     As of December 31, 2003, we had contract receivables of $25.9 million and costs in excess of billings of $1.3 million from Iroquois totaling $27.2 million. We have subsequently billed the amounts included in costs in excess of billings as of December 31, 2003. On January 20, 2004, we filed a lawsuit for breach of contract and wrongful withholding of amounts due to us for services performed under our contract with Iroquois. Given the early stages of negotiations, we cannot predict whether a negotiated resolution of this dispute will occur or, if such a resolution does occur, the precise terms of such a resolution. We currently believe we will collect the full carrying value of this asset. If all our claims are denied, we could incur a loss of up to the carrying value of $27.2 million.

     As of December 31, 2003, we had total claims of $7.6 million against Williams Oil Gathering LLC (Williams) and had recognized revenue to the extent of cost representing $5.5 million in unreserved contract receivables. On September 12, 2003, we filed a lawsuit for breach of contract and wrongful withholding of amounts due to us for services performed under our contract with Williams. Given the early stages of negotiations, we cannot predict whether a negotiated resolution of this dispute will occur or, if such a resolution does occur, the precise terms of such a resolution. We currently believe we will collect the full carrying value of this asset. If all our claims are denied, we could incur a loss of up to the carrying value of $5.5 million. See Note 15 regarding the disposition of any amounts collected from these claims.

     See Note 7 for a detailed discussion of these disputed claims and litigation.

4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Property and equipment consists of the following (in thousands):

	DECEMBER 31,
	2003	2002
Barges, vessels and related equipment	$256,653	$268,770
Land and buildings	19,732	19,726
Machinery and equipment	245	245
Office furniture and equipment	6,116	5,554
Leasehold improvements	4,191	3,440

	286,937	297,735
Less-Accumulated depreciation	(47,526)	(39,888)

Property and equipment, net	$239,411	$257,847

     Other long-term assets consist of the following (in thousands):

	DECEMBER 31,
	2003	2002
Capitalized dry-dock costs	$11,378	$12,861
Goodwill	1,000	1,000
Prepaid loan fees	144	562
Deposits	287	293
Other	120	45

	$12,929	$14,761

     Accrued liabilities consist of the following (in thousands):

	DECEMBER 31,
	2003	2002
Foreign value added tax payable	$—	$3,771
Accrued capital expenditures	778	3,762
Other	2,543	3,108

	$3,321	$10,641

5. NOTES PAYABLE:

     Notes payable consist of the following (in thousands):

	DECEMBER 31,
	2003	2002
Revolving credit facility to Southwest Bank of Texas due January 21, 2005, collateralized by accounts receivable. Interest at Southwest Bank’s prime rate plus 3/4% (4.75%) at December 31, 2003 and prime rate minus 1/4% (4.00%) at December 31, 2002	$30,000	$19,200
Revolving credit facility to Southwest Bank of Texas due January 21, 2005, collateralized by accounts receivable. Interest at Southwest Bank’s prime rate plus 1% (5.00%) at December 31, 2003 and prime rate (4.25%) at December 31, 2002	20,000	2,500
Term loan payable to Elliott Associates, originally due June 30, 2004 and repaid with proceeds from the issuance of 16% Subordinated Notes in March 2004. Interest at 18% at December 31, 2003	15,000	—

Revolving credit facility to The CIT Group due May 10, 2005, collateralized by mortgages on certain vessels. Interest at Libor plus 3.25% (4.42%) at December 31, 2003 and Libor plus 2.90% (4.34%) at December 31, 2002	26,173	9,224
Term loan payable to Boeing Capital Corporation, due in 84 monthly principal installments of $238, plus interest, maturing June 30, 2010, collateralized by a mortgage on the Sea Horizon. Interest at Libor plus 4.80% (5.95%) at December 31, 2003	33,571	—
Term loan payable to The CIT Group due in 84 monthly principal installments of $411, plus interest, maturing June 30, 2006, collateralized by mortgages on certain vessels. Interest at Libor plus 2.65% (3.77% and 4.03% at December 31, 2003 and 2002, respectively)	29,536	34,469
Term loan payable to GE Capital Corporation due in 120 monthly installments of $115, including interest, maturing January 1, 2012, collateralized by a mortgage on the Pecos Horizon. Interest at the one-month commercial paper rate plus 2.45% (3.47% and 4.17% at December 31, 2003 and 2002, respectively)	9,268	10,288
Term loan payable to South Trust Bank due in 60 monthly installments of $72, including interest, maturing August 31, 2006, collateralized by our Port Arthur marine base. Interest at South Trust Bank’s prime rate plus 1/2% (4.50% and 4.75% at December 31, 2003 and 2002, respectively)	6,454	7,004
Term loan payable to Southwest Bank of Texas due in 60 monthly principal installments of $15, plus interest, maturing November 1, 2006, collateralized by property located in Port Arthur. Interest at Southwest Bank’s prime rate (4.00% and 4.25% at December 31, 2003 and 2002, respectively)	1,463	1,643
Term loan payable to ABN Amro Bank due in 60 monthly installments of $1, plus interest, maturing September 19, 2006. Interest at 4.93%	44	59
Term loan payable to ABN Amro Bank due in 60 monthly installments of $1, plus interest, maturing December 20, 2006. Interest at 4.93%	28	38
Term loan payable to GMAC Business Credit and repaid in June 2003. Interest at Libor plus 2.5% (3.89%) at December 31, 2002	—	13,899

Total debt	171,537	98,324
Less — Current maturities	(24,651)	(8,262)

Long-term debt, net of current maturities	$146,886	$90,062

Loan Facilities

     At December 31, 2003, we had approximately $171.5 million in total outstanding debt. This represents an approximate increase of $73.2 million from December 31, 2002. This increase in debt is primarily due to additional borrowings secured to meet working capital needs for 2003. Of the $171.5 million of outstanding debt, $76.2 million represents borrowings on our three revolving credit facilities and $95.3 million represents borrowing on eight term-debt facilities. At December 31, 2003, we had no additional available borrowings under our three revolving facilities. Interest rates vary from the one-month commercial paper rate plus 2.45% to 18%. Our average interest rate at December 31, 2003 was 5.87%, and our term-debt borrowings currently require approximately $796,000 in total monthly principal payments.

     During the second quarter of 2003, we secured $55.0 million in secured asset based financing from three lenders, of which $45.0 million was funded during the second quarter of 2003 and $10.0 million was funded in July 2003. The proceeds were used to repay our existing $14.1 million loan with GMAC Business Credit, LLC, and the remaining proceeds were used to provide working capital to support operations. We obtained a $35.0 million loan with a seven-year term from Boeing Capital Corporation, of which $30.0 million was advanced in June 2003 and the remaining $5.0 million was advanced in July 2003. Additionally, we increased our borrowing capacity by $5.0 million with CIT Group/Equipment Finance, Inc. The additional $5.0 million was received in July 2003 and has been repaid. We also obtained a $15.0 million loan during the second quarter of 2003 with a one-year term from Elliott Associates, L.P. (Elliott Associates), which together with Elliott International, L.P. owns 15.8% of our outstanding common stock. The Elliott

Associates loan originally had a conversion feature, at Elliott Associates option, to convert $5.0 million to common stock at maturity on June 30, 2004 at a conversion price which is the greater of the weighted average price of our common stock for the preceding 30 trading days or $3.50 per share. The entire outstanding amount of principal and interest under the $15.0 million term loan was repaid with a portion of the proceeds from the issuance of the Subordinated Notes in March 2004 as discussed in Note 15.

     In January 2004, we amended our loan agreements with Southwest Bank of Texas N.A. (Southwest Bank) to remove a condition that would have reduced the borrowing capacity under the revolving credit facilities with them from an aggregate of $50 million to $20 million on January 31, 2004. In March 2004, we extended the maturity of these facilities to January 2005. Based on the maturity of these facilities, this debt is classified as non-current as of December 31, 2003. We reduced our indebtedness under these facilities from the net proceeds that we received from our Subordinated Note issuance as discussed in Note 15 and believe we will be able to refinance these facilities with other long-term debt.

     Our loans require that certain conditions be met in order for us to obtain advances. Our loans are collateralized by mortgages on our vessels and property and by accounts receivable. Advances under our revolving credit facilities may be obtained in accordance with a borrowing base defined as a percentage of accounts receivable balances and costs in excess of billings. The loans contain customary default and cross-default provisions and some require us to maintain certain financial ratios at quarterly determination dates. The loan agreements also contain certain covenants that limit our ability to incur additional debt, pay dividends, create certain liens, sell assets and make capital expenditures.

     For the quarter ended December 31, 2003, we did not meet certain covenants for all of our credit facilities that contain financial covenants. In March 2004, we received waivers of compliance for the December 31, 2003 determination date from all of our lenders that require us to meet these covenants. Also in March 2004, we successfully amended and revised our financial covenants contained in these credit facilities through the maturity of the various loan agreements. Based on management’s current projections, we expect to be in compliance with our amended and revised debt covenants until at least December 31, 2004. However, in the event that we do not meet our financial covenants in the future, and we are unsuccessful in obtaining waivers of compliance, our lenders would have the right to accelerate our debt with them, and cross-default provisions could result in acceleration of our other indebtedness, including the Subordinated Notes. In addition, material adverse changes in our business specified in certain credit facilities could result in acceleration of our indebtedness.

     Maturities of long-term debt for each of the years ending December 31 are as follows (in thousands):

2004	$24,651
2005	100,604
2006	15,342
2007	4,047
2008	4,087
Thereafter	22,806

$171,537

6. INCOME TAXES:

     Total tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 consists of (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current
State	165	98	—
Foreign	1,308	541	—

Total current	1,473	639	—

Deferred
U.S. Federal	(9,072)	(3,718)	4,511

Total deferred	(9,072)	(3,718)	4,511

	$(7,599)	$(3,079)	$4,511

     The source of income (loss) before income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
United States	$(83,770)	$(7,848)	$14,896
Foreign	3,667	(780)	308

	$(80,103)	$(8,628)	$15,204

     The income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 differs from the amount computed by applying the U.S. statutory federal income tax rate of 34 percent to consolidated income before income taxes as follows (dollars in thousands):

	Year Ended December 31,
	2003		2002		2001
Expense (benefit) computed at federal statutory rate	$(27,235)	(34.0)%	$(2,934)	(34.0)%	$5,161	34.0%
Increase (decrease) in provision from:
State income tax net of federal benefit	109	0.1	65	0.7	—	—
Foreign taxes	(275)	(0.3)	275	3.2	—	—
Foreign income exclusion	(40)	(0.0)	(646)	(7.5)	(843)	(5.5)
Nondeductible expenses	114	0.1	161	1.9	193	1.2
Research and development credit	(3,421)	(4.3)	—	—	—	—
Deferred tax asset valuation allowance	23,149	28.9	—	—	—	—

	$(7,599)	(9.5)%	$(3,079)	(35.7)%	$4,511	29.7%

     The difference in the effective tax rate and the statutory tax rate for 2003 is primarily due to the valuation allowance of $23.1 million recorded to fully offset the net deferred tax asset during the fourth quarter of 2003. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Management came to the conclusion in the fourth quarter of 2003, after reviewing historical results and completion of the 2004 budget, that given the trend and magnitude of historical losses, realization of our net deferred tax assets is not assured at December 31, 2003. The difference from the statutory tax rate for 2002 is due to the application of the extraterritorial income exclusion for income earned primarily in Mexico from January 1, 2002 to December 31, 2002. The exclusion allows us to exclude a portion of income earned outside the United States for tax purposes. The impact of this exclusion on future periods will vary depending upon the amount of income earned outside the United States.

     The tax effects of the temporary differences that give rise to the significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2003	2002
Assets —
Net operating loss carryforwards	$49,284	$29,416
Gain on asset sales	967	967
Accrued expense not currently deductible	88	500
Contributions carryover	59	44
Fixed asset basis difference	9,690	3,245
Research and development credit	3,421	—
Allowance for bad debts	11,251	—
Alternative minimum tax carryforwards	917	917

Total gross deferred tax assets	75,677	35,089
Liabilities —
Book/tax depreciation difference	52,528	44,161

Net deferred tax assets (liabilities)	23,149	(9,072)
Valuation allowance	(23,149)	—

	$—	$(9,072)

     The realization of a significant portion of deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. The net operating loss carryforwards of approximately $145.0 million at December 31, 2003 begin to expire in the year 2012 through 2023. The utilization of any net operating loss carryforwards is dependent on the future profitability of the company. Accordingly, no assurance can be given regarding the ultimate realization of such loss carryforwards as the utilization of these deferred tax assets is uncertain. Certain past and future changes in ownership could limit our ability to realize portions of the loss carryforwards.

7. COMMITMENTS AND CONTINGENCIES:

Contractual Disputes and Litigation

     We continue to negotiate with and use our best efforts to resolve our EPC 64 contract claims against Pemex. The Pemex personnel responsible for the EPC 64 contract at the time it was ongoing are no longer participating in the settlement negotiations of these claims, which has hindered our ability to resolve them. From November 2002 through March 2004, we engaged a consulting firm in Mexico to assist us in the administration of our Pemex claims. After complying with Pemex's requirements, we formally submitted these claims in July 2003. Upon the formal submission of such claims, we expected to resolve them by the end of the fourth quarter of 2003. However, during the fourth quarter of 2003, it became apparent that the current management at Pemex was resistant to accepting responsibility for resolving these claims due to the changes in personnel negotiating these claims on behalf of Pemex and to the operating structure of Pemex. Prior to that time, Pemex personnel had given us assurances that our properly supported claims would be paid, and our consulting firm from Mexico indicated they believed we would be able to collect the carrying value of our claims. At December 31, 2003, since there was no final resolution of these claims and the ultimate amount and timing of payment of these claims was uncertain, we reserved $33.1 million related to our previously recorded outstanding unapproved claims against Pemex. The total claims that we submitted to Pemex approximated $78 million and included unapproved claims for extra work related to interferences, interruptions and other delays as well as claims for additional scope of work performed. The unapproved claims recorded as revenue to the extent of costs incurred through December 31, 2002 do not include any profit and are substantially less than the actual claims submitted to Pemex. Of the $78 million of claims submitted, the carrying value at December 31, 2003, prior to the reserve recorded, consisted of $52.2 million of unapproved claims and $8.5 million of additional scope of work. If we are unsuccessful in resolving our EPC 64 contract claims against Pemex, we intend to submit some or all of the claims to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce. As of December 31, 2003, we had remaining unreserved contract receivables of $2.1 million and costs in excess of billings of $25.5 million from Pemex, totaling $27.6 million. We subsequently collected the $2.1 million of contract receivables that were outstanding as of December 31, 2003 related to work performed as additional scope of work. Our unreserved net claim receivable remaining from December 31, 2003 of approximately $25.5 million, which includes approximately $19.1 million of unapproved claims and $6.4 million of additional scope of work, is our best estimate of the amount we believe we will collect on our EPC 64 contract claims. We based our best current estimate of ultimate collectibility on the limited indications from Pemex during the fourth quarter of 2003 of suggested settlements on the portion of the claims not related to interferences and interruptions. Pemex officials involved in the negotiation of the claims have failed to indicate to us the amounts of which they might settle the claims related to interferences and interruptions. Settlement of this amount and final resolution could reasonably be expected to vary from $25.5 million. Had we not estimated a portion of the interferences and interruptions claims that would be collected, the loss would be greater. A failure to recover any amounts from Pemex in negotiations or possible arbitration could result in a further loss of up to our carrying value of $25.5 million. It is possible that the EPC 64 claim could be settled for an amount in excess of our recorded balance, which could result in a gain recognized in the period settlement is reached. The process for resolving these claims could continue into 2005 and beyond. Collection of amounts related to these claims would be remitted directly as prepayment of our Subordinated Notes issued in March 2004.

     On January 20, 2004, we filed a lawsuit in the Supreme Court in the State of New York, New York County, against Iroquois for whom we provided marine construction services. The lawsuit asserts a claim for damages for breach of contract and wrongful withholding of amounts due to us totaling $40 million for services performed under our contract with Iroquois. The lawsuit seeks specific compensatory damages and fees and costs. The $40.0 million of claims includes $27.2 million of receivables as of December 31, 2003 and amounts relating to cost of capital, compensatory damages, fees, and other costs. If all our claims are denied, we could incur a loss of up to the carrying value of our claim of $27.2 million. In February 2004, we were presented a letter from Iroquois declaring its intent to file a counter-claim for alleged damage to its pipeline, extra costs to complete the work due to alleged breach of contract, indemnity for certain damage to third parties and alleged failure to perform efficiently. We believe this action has no merit and intend to vigorously defend against any formal claim. However, if these counter-claims are filed and are decided unfavorably to us, the result could either reduce our recovery on our valid claims, or if all of our claims are unsuccessful, result in a recovery by Iroquois, which would have a material adverse impact on our results of operations and financial position. Given the early stages of this litigation, we cannot predict whether a negotiated resolution of this dispute will occur or, if such a resolution does occur, the precise terms of such a resolution.

     On September 12, 2003, we filed a lawsuit in the 295th Judicial District of the District Court for Harris County, Texas against Williams for whom we provided marine construction services. The lawsuit asserts a claim for damages for breach of contract and wrongful withholding of amounts due to us totaling $7.6 million for services performed under our contract with Williams. The lawsuit seeks specific compensatory damages and fees and costs. The court has ordered the parties to this lawsuit to engage in an alternative dispute resolution with a mediator by September 14, 2004, and trial is set for November 15, 2004. If all our claims are denied, we could incur a loss of up to the carrying value of our claim of $5.5 million. In addition, Williams has advised it intends to file a counter-claim of approximately $4.0 million against us for alleged breach of contract. We believe that this counter-claim has no merit and intend to vigorously defend against it. However, if these counter-claims are filed and are decided unfavorably to us, the result could either reduce our recovery on our valid claims, or if all of our claims are unsuccessful, result in a recovery by Williams, which would have a material adverse impact on our results of operations and financial position. Given the early stages of this lawsuit, we cannot predict whether a negotiated resolution of this dispute will occur or, if such a resolution does occur, the precise terms of such a resolution.

     We are involved in various routine legal proceedings primarily involving claims for personal injury under the Jones Act and general maritime laws which we believe are incidental to the conduct of our business. We believe that none of these proceedings, if adversely determined, would have a material adverse effect on our business or financial condition.

Leases

     We lease office space at various locations under operating leases that expire through 2008. Our operating leases for our corporate office are subject to increases for variable operating expenses. Rental expense was $3.1 million for 2003, $2.4 million for 2002 and $1.5 million for 2001. Future minimum non-cancelable lease commitments under these agreements for the years ending December 31 are as follows (in thousands):

2004	$2,510
2005	2,504
2006	2,341
2007	2,347
2008	2,168
Thereafter	320

$12,190

Insurance

     We participate in a retrospectively rated insurance agreement. In our opinion, we have adequately accrued for all material liabilities arising from these agreements based upon the total incremental amount that would be paid based upon the with-and-without calculation assuming experience to date and assuming termination.

Employment Agreements

     We have entered into employment agreements with three executive officers that expire from 2004 to 2006. In addition, we have entered into an employment agreement with our Chairman of the Board that expires in 2004. We currently do not have any key-man life insurance with respect to our executive officers.

Cal Dive Joint Venture

     In March 2001, we formed a joint venture, 50% owned by us, with Cal Dive to perform small diameter, deepwater reel pipelaying projects in the U.S. Gulf of Mexico with the Intrepid, a vessel owned by Cal Dive. In January 2004, in accordance with the terms of the joint venture, we provided notice of our intent to withdraw from the joint venture. To date, no operations were commenced under the joint venture. The carrying value of our investment in this dormant joint venture was $45,000 at December 31, 2003. Upon dissolution, 50% of the net assets of the joint venture will be distributed to us.

8. SEVERANCE CHARGES:

     During the second quarter of 2003, we incurred approximately $680,000 in charges related to severance and other costs in connection with the resignation of a key employee, which was reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations in the second quarter of 2003. We recorded liabilities of $382,000 for severance and other benefits to be paid pursuant to the employee’s separation agreement through August 31, 2004. This amount will be paid ratably each month through the term of the agreement. In addition, we incurred a non-cash charge of approximately $156,000 related to the remeasurement of the employee’s options and a non-cash charge of approximately $142,000 related to the forgiveness of the employee’s loan pursuant to conditions in his separation agreement. During the third and fourth quarter of 2003, we paid $76,000 and $75,000, respectively, of the recorded liability resulting in a $231,000 remaining liability at December 31, 2003. All charges are reflected in our Domestic region.

9. EMPLOYEE BENEFIT PLAN:

     We have a 401(k) Plan for all eligible employees and we make annual contributions to the plan, at the discretion of management. We contributed $428,000, $406,000 and $331,000 of common stock to the plan during 2003, 2002 and 2001, respectively. We intend to continue to make future contributions with Horizon common stock.

10. STOCKHOLDERS’ EQUITY:

Public Offerings of Common Stock

     In April 2002, we sold 3,000,000 shares of common stock in a public offering. We received $30.8 million after deducting the underwriting discount and expenses. We used $20.0 million to reduce indebtedness under our revolving credit facilities, and the remainder was used to meet operational liquidity requirements.

Stockholders’ Rights Plan

     On January 11, 2001, our board of directors adopted a stockholders’ rights plan. In connection with the plan, the board of directors approved the authorization of 100,000 shares of $1.00 par value per share, designated the Series A Participating Cumulative Preferred Stock. Under the plan, preferred stock purchase rights were distributed as a dividend at a rate of one right for each share of our common stock held as of record as of the close of business on January 11, 2001. Additional rights will be issued in respect of all shares of common stock issued while the rights plan is in effect. Each right entitles stockholders of common stock to buy a fraction of a share of the new series of preferred stock at an exercise price of $50. The rights will become exercisable and detach from the common stock, only if a person or group acquires 20% or more of the outstanding common stock, or announces a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 20% or more of the outstanding common stock. Once exercisable, each right will entitle the holder (other than the acquiring person) to acquire common stock with a value of twice the exercise price of the rights. We will generally be able to redeem the rights at $.001 per right at any time until the close of business on the tenth day after the rights become exercisable. The rights will expire on January 11, 2011, unless redeemed or exchanged at an earlier date.

Stock Options

     In January 1998, the board of directors and the stockholders approved the Stock Incentive Plan (the Plan). The Plan provides for the granting of stock options to directors, executive officers, other employees and certain non-employee consultants. The amended Plan has 3.15 million shares available for issuance as optioned shares and terminates in April 2009. The terms of the option awards (including vesting schedules) are established by the compensation committee of the board of directors, but generally vest ratably over three years and unexercised options expire ten years from the date of issue. In May 2002, the board of directors and the stockholders approved the 2002 Stock Incentive Plan (the 2002 Plan). The 2002 Plan has 2.3 million shares available for issuance as optioned shares and shall remain in effect until all awards granted under the 2002 Plan have been satisfied. This plan has the same characteristics as the Plan approved in 1998. At December 31, 2003, we had options for 1.6 million shares of common stock remaining to be issued in aggregate under both plans.

     The following table summarizes activity under the Plan for the years ended December 31, 2003, 2002 and 2001:

		Weighted
	Shares	Average Price
Outstanding at December 31, 2000	2,005,379	$8.67
Granted	910,000	$17.07
Forfeited and canceled	(715,043)	$17.42
Exercised	(324,166)	$9.10

Outstanding at December 31, 2001	1,876,170	$9.34
Granted	916,000	$6.90
Forfeited and canceled	(27,966)	$7.52
Exercised	(45,984)	$6.17

Outstanding at December 31, 2002	2,718,220	$8.59
Granted	885,668	$3.58
Forfeited and canceled	(181,204)	$7.77
Exercised	—	—

Outstanding at December 31, 2003	3,422,684	$7.34

The following table summarizes information on stock options outstanding and exercisable as of December 31, 2003, pursuant to the Plan:

		Options Outstanding Weighted Average		Options Exercisable
Range Of Exercise	Shares	Remaining	Weighted Average	Shares	Weighted Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$16.67 to 23.28	119,100	7.23	$20.06	87,716	$20.16
$10.07 to 16.67	544,854	4.72	$13.12	538,176	$13.14
$3.46 to 10.07	2,758,730	7.54	$5.64	1,719,655	$6.35

$3.46 to 23.28	3,422,684	7.08	$7.34	2,345,547	$8.42

Treasury Stock

     As of December 31, 2003, treasury stock consisted of 809,269 shares at a cost of $5.3 million, following the issuance of 102,938 and 61,298, shares for the Company’s 401(k) contributions in 2003 and 2002, respectively. Treasury stock is stated at the average cost basis.

     The following table presents information necessary to calculate earnings per share for the three years ended December 31, 2003 (in thousands, except per share amounts):

	2003	2002	2001
Net income (loss)	$(72,504)	$(5,549)	$10,693
Average common shares outstanding	26,429	25,573	22,431

Basic earnings per share	$(2.74)	$(0.22)	$0.48

Average common and dilutive potential common shares outstanding:
Average common shares outstanding	26,429	25,573	22,431
Assumed exercise of stock options	—	—	655

	26,429	25,573	23,086

Diluted earnings per share	$(2.74)	$(0.22)	$0.46

     As of December 31, 2003, we had outstanding options covering an aggregate of 3,422,684 shares of common stock, of which 2,345,547 shares were exercisable. Excluded from the computation of diluted earnings per share are options to purchase 3,422,684 shares of common stock as of December 31, 2003 at a weighted average price of $7.34 per share, 2,718,220 shares of common stock as of December 31, 2002 at a weighted average price of $8.59 per share and 166,800 shares of common stock as of December 31, 2001, at a weighted average price of $19.06 per share as these options would have an antidilutive effect.

11. RELATED PARTY TRANSACTIONS:

     In August 1998, we entered into a master services agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates, L.P. and Elliott International, L.P., collectively our largest stockholder, to charter certain marine vessels from Odyssea. As of December 31, 2003, we owed Odyssea $1.1 million for charter services compared to $4.2 million at December 31, 2002. Odyssea billed Horizon and Horizon paid Odyssea for services rendered under the agreement as follows (in millions).

	2003	2002	2001
Amount billed to Horizon	$17.1	$18.3	$16.1
Amount paid to Odyssea	$20.2	$14.7	$15.8

     In June 2003, we secured a $15.0 million loan due June 30, 2004 from Elliott Associates. All amounts of principal and interest under the $15.0 million term loan from Elliott Associates were repaid with a portion of the proceeds received from the issuance of the Subordinated Notes in March 2004. Of the $65.4 million principal amount of the Subordinated Notes issued, Elliott Associates purchased $15.0 million aggregate principal amount. See Notes 5 and 15.

     In October 2000, we loaned $142,000 to our former Chief Operating Officer. Forgiveness of that debt in connection with his resignation resulted in a write-off of his loan to selling, general and administrative expenses in the accompanying consolidated statement of operations in the second quarter of 2003. See Note 8.

12. CASUALTY LOSS:

     On September 20, 2002, our pipelay barge, the Lone Star Horizon, sustained electrical damage due to a fire while at anchor off Ciudad Del Carmen, Mexico. We incurred costs totaling approximately $5.5 million to repair the Lone Star Horizon. We maintain hull and machinery insurance to cover physical damage to our vessels. This insurance coverage provides for both a $0.5 million occurrence deductible and a $1.5 million annual aggregate deductible. During the third quarter of 2002, we included a $2.0 million loss as other expense. To date, we have collected reimbursement of approximately $3.1 million, and based on discussion with our insurance underwriters, we expect to collect approximately $0.2 million of remaining reimbursement. During the fourth quarter of 2003, we recorded $0.2 million of support costs that will not be reimbursed as operating expenses.

13. GEOGRAPHIC INFORMATION:

     Horizon operates in a single industry segment, the marine construction services industry. We changed our organizational structure and management reporting information in 2002, resulting in geographical information becoming available and being used by management. Comparable information is not available for 2001, other than the level of revenues generated by geography, which included 52% of revenues in Latin America with the remainder being generated domestically. Geographic information relating to Horizon’s operations follows (in millions):

	Year Ended December 31,
	2003	2002
Revenues:
Domestic	$201.7	$156.6
Latin America	3.9	106.3
West Africa	16.2	1.4
Southeast Asia	48.1	17.3
Other	0.4	1.8

Total	$270.3	$283.4

Gross Profit:
Domestic	$0.8	$12.4
Latin America	(0.7)	18.4
West Africa	(1.4)	(2.8)
Southeast Asia	8.1	1.6
Other	(0.3)	0.8

Total	$6.5	$30.4

	As of December 31,
	2003	2002
Long-lived assets (1):
Domestic	$171.7	$168.4
Latin America	0.2	21.5
West Africa	19.7	19.6
Southeast Asia	40.1	34.3
Other	7.7	14.0

Total	$239.4	$257.8

(1)	Long-lived assets include vessels, property and related marine equipment. Amounts reflect the location of the assets at December 31, 2003 and 2002. Equipment location changes as necessary to meet working requirements. Other identifiable assets include inventory and other long-term assets, and are primarily located in the Domestic region. Goodwill is associated with the Latin America region.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

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

     The following table sets forth selected quarterly information for 2003 and 2002 (in thousands, except per share data). We believe that all necessary adjustments have been included in the amounts stated below to present fairly the results of such periods.

	Quarter Ended
	March 31	June 30	September 30	December 31
2003
Contract revenues	$67,061	$57,928	$79,770	$65,554
Gross profit (loss)	2,534	(750)	7,469	(2,752)
Operating income (loss) (1) (2)	(2,884)	(7,231)	2,071	(61,628)
Net loss (1) (2) (3)	(2,948)	(4,057)	(289)	(65,210)

EARNINGS PER SHARE:
Net loss per share — BASIC	$(0.11)	$(0.15)	$(0.01)	$(2.46)
Net loss per share — DILUTED	$(0.11)	$(0.15)	$(0.01)	$(2.46)
Shares used in computing net loss:
Basic	26,388	26,417	26,443	26,467
Diluted	26,388	26,417	26,443	26,467
2002
Contract revenues	$66,103	$64,291	$64,977	$88,039
Gross profit	5,047	9,540	11,642	4,165
Operating income (loss) (4)	1,546	5,149	5,790	(13,788)
Net income (loss) (4)	377	2,614	1,831	(10,371)

EARNINGS PER SHARE:
Net income (loss) per share — BASIC	$0.02	$0.10	$0.07	$(0.39)
Net income (loss) per share — DILUTED	$0.02	$0.10	$0.07	$(0.39)
Shares used in computing net income (loss):
Basic	23,279	26,260	26,346	26,366
Diluted	23,582	26,926	26,348	26,366

(1)	Includes a $21.3 million impairment pretax loss related to several marine vessels and related marine equipment recorded during the fourth quarter of 2003.

(2)	Includes a $33.1 million reserve for unapproved claims against Pemex recorded during the fourth quarter of 2003.

(3)	Includes a $23.1 million valuation allowance to fully offset the net deferred tax asset recorded during the fourth quarter of 2003.

(4)	Includes a $9.9 million impairment pretax loss related to the Phoenix Horizon for the quarter ending December 31, 2002.

15. SUBSEQUENT EVENTS:

     On March 11, 2004, we issued $65.4 million principal amount of 16% Subordinated Secured Notes due March 31, 2007 (Subordinated Notes) to a group of investors in a private placement. We issued the Subordinated Notes in order to meet our immediate working capital needs. We received net proceeds of approximately $45 million from the offering of the Subordinated Notes, after considering offering costs and proceeds used to repay all amounts of principal and interest under the $15 million term loan from Elliott Associates. We also substantially reduced our indebtedness under our revolving credit facilities with Southwest Bank. In order to meet our working capital needs, however, we will be required to re-borrow funds under these revolving credit facilities. Elliott Associates purchased $15 million aggregate principal amount of the Subordinated Notes.

     Interest at 16% on the Subordinated Notes is payable quarterly beginning June 30, 2004. We are required by our existing loan agreements to issue to the Subordinated Note holders additional Subordinated Notes equal to the amount of interest due on any quarterly payment date. Upon an event of default under the Subordinated Notes or if we fail to take certain actions following the issuance of the Subordinated Notes, including actions with respect to the collateral and the registration rights granted to the holders, each as described below, the interest on the Subordinated Notes increases. The Subordinated Notes are collateralized by the Pemex and Williams receivables and claims, a second lien on the Pecos Horizon, a second mortgage on our Port Arthur marine base and certain other assets, and are subordinate and junior to our existing debt. Collections on the Pemex and Williams claims and receivables must be remitted immediately upon collection as a prepayment of the Subordinated Notes. Although the Subordinated Notes mature in 2007, the portion equivalent to the carrying value of the pledged Pemex and Williams claims and receivables will be classified as current until collected.

     The Subordinated Notes have covenants that restrict our ability to enter into any other agreements which would prohibit us from prepaying the Subordinated Notes from the proceeds of an equity offering, entering into certain affiliate transactions, incurring additional indebtedness other than refinancing our existing term and revolving debt, and disposing of assets other than in the ordinary course of business, and our subsidiaries from making certain payments. In addition, in connection with our Subordinated Note offering, we amended the financial covenants in all of our existing loan agreements to require:

•	a ratio of current assets to current liabilities of 0.90 to 1 for the period ending March 31, 2004, 0.90 to 1 for the period ending June 30, 2004, 1.05 to 1 for the period ending September 30, 2004, 1.10 to 1 for the period ending December 31, 2004 and 1.10 to 1 for the period ending March 31, 2005 and each period thereafter, each computed by excluding our revolving credit facilities from current liabilities;

•	a fixed charge coverage ratio of 1.50 to 1 for the three-month period ending September 30, 2004, 1.40 to 1 for the six-month period ending December 31, 2004, 1.33 to 1 for the nine-month period ending March 31, 2005, and 1.33 to 1 for each period thereafter on a rolling four quarter basis;

•	a tangible net worth in an amount not less the sum of $110 million plus 75% of our consolidated net income for each fiscal quarter which has been completed as of the date of calculation, commencing with the fiscal quarter ending March 31, 2004 plus 90% of the net proceeds of any common stock or other equity issued after December 31, 2003; and

•	if the sum of our net income before gains and losses on sales of assets (to the extent such gains and losses are included in earnings), plus tax expense plus restructuring charges, (including costs of our and our lenders’ or other creditors’ professional advisors not to exceed $1,600,000 for the fiscal year ended December 31, 2004) to be less than negative $2.5 million for the three-month period ending March 31, 2004, negative $4.5 million for the six-month period ending June 30, 2004, $8 million for the nine-month period ending September 30, 2004, and $20 million for the twelve-month period ending December 31, 2004.

     Events of default under the Subordinated Notes occur upon our failure to pay principal and interest under the Subordinated Notes, our insolvency, a change of control and breach of the Subordinated Note covenants and our other debt covenants, including the new financial covenants described above. Certain holders of the Subordinated Notes for as long as they are holders of such notes have the right to designate one observer to our board of directors and its committees. None of the observers shall have any right to vote at any such board or committee meetings.

     Warrants that are immediately exercisable were issued to the holders of the Subordinated Notes (other than Elliott Associates) to purchase an aggregate of 5,283,300 shares of our common stock for an aggregate exercise price of $1.00 per share, expiring March 11, 2009. Holders paid the initial exercise price of $0.99 per share upon issuance of the warrants and may fully exercise them by paying the remaining $0.01 of the per share exercise price. Elliott Associates did not receive any warrants in the offering.

     Holders of the warrants received registration rights. If we propose to file a registration statement with the SEC to register shares of our common stock, we are required to notify the holders of such anticipated filing and include them in such registration. In addition, if holders of shares of our common stock issued upon exercise of the warrants holding at least 25% of such shares request that we register such shares, we are required to file a registration statement with respect to such shares and use our best efforts to effect such registration. We are required to pay all of the expenses in connection with any such registrations.

     The Subordinated Notes will be initially recorded net of a discount totaling approximately $17.3 million, which represents the fair value of the warrants issued determined using the Black-Scholes method, assuming no dividends, as well as the weighted average assumptions included in the following table:

Warrant life	5 years
Expected volatility	76.6%
Risk-free interest rate	2.66%

     The discount, plus the discount related to offering costs, will be amortized as a non-cash charge to interest expense over the term of the Subordinated Notes using the effective interest rate method.

     Southwest Bank, as agent, provides two revolving credit facilities totaling $50.0 million and agreed to extend its previously scheduled maturity date from April 2004 to January 2005. We must secure an alternate credit facility to replace Southwest Bank credit facilities prior to the extended maturity date in order to repay these borrowings when they become due. We have received a revocable commitment letter from a large financing company to provide such a replacement credit facility, but have not yet completed that refinancing. While management believes this replacement credit agreement sufficient to meet our future needs will be secured in the second quarter of 2004, there can be no assurance that we will be successful in this regard.

     We have been awarded a contract for approximately $100 million with the Israel Electric Corporation and have been awarded a contract for approximately $50 million with Pemex, under its current senior management. Management believes these contracts will enhance our operating results and liquidity in 2004.

     Management will continue our efforts in future periods to enhance collections of our receivables and claims, manage timing of our payments of trade and capital expenditure obligations and the level of collateralization necessary to secure project performance requirements, all with a view toward closely managing our future liquidity situation.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized on March 12, 2004.

HORIZON OFFSHORE, INC.
By:	/s/ David W. Sharp
Executive Vice President and
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ J. Louis Frank	Chairman of the Board	March 12, 2004

/s/ Bill J. Lam	President and Director (Principal Executive Officer)	March 12, 2004

/s/ David W. Sharp	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ Michael R. Latina	Director	March 12, 2004

/s/ Ken R. LeSuer	Director	March 12, 2004

/s/ John T. Mills	Director	March 12, 2004

/s/ Edward L. Moses, Jr.	Director	March 12, 2004

/s/ Charles O. Buckner	Director	March 12, 2004

EXHIBIT INDEX

EXHIBIT
NUMBER
3.1	—	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	—	Bylaws of the Company(1)
4.1	—	Specimen Common Stock certificate (1)
4.2	—	Rights Agreement, dated as of January 11, 2002, between Horizon Offshore, Inc. and Mellon Investor Services LLC, as Rights Agent, including (i) as Exhibit A-the Form of Certificate of Designations, (ii) as Exhibit B-the Forms of Rights Certificate, Assignment and Election to Purchase, and (iii) as Exhibit C-the Summary Description of the Stockholder Rights Plan (7)
4.3	—	Form of Warrant (18)
10.1	—	Form of Indemnity Agreement by and between the Company and each of its directors (1)
10.2	—	The Company’s Stock Incentive Plan (1)*
10.3	—	Form of Stock Option Agreement under the Company’s Stock Incentive Plan (1)*
10.4	—	Registration Rights Agreement dated as of December 4, 1997 among the Company, Highwood Partners, L.P., and Westgate International, L.P. (1)
10.5	—	Loan Agreement dated December 30, 1998 among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., The CIT Group/Equipment Financing, Inc., as agent, and the other lenders specified therein (6)
10.6	—	Amendment No. 1 to Loan Agreement dated as of January 30, 1999 among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., The CIT Group/Equipment Financing, Inc., as agent, and the other lenders specified therein (5)
10.7	—	Amendment No. 2 to Loan Agreement dated as of May 25, 1999 among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., The CIT Group/Equipment Financing, Inc., as agent, and the other lenders specified therein (5)
10.8	—	Amendment No. 3 to Loan Agreement dated as of November 30, 1999 among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., The CIT Group/Equipment Financing, Inc., as agent, and the other lenders specified therein (5)
10.9	—	Amendment No. 4 to Loan Agreement dated as of January 31, 2000 among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., The CIT Group/Equipment Financing, Inc., as agent, and the other lenders specified therein (5)
10.10	—	Employment and Non-Competition Agreement dated as of September 1, 1999 between the Company and Clay Etheridge (2)*
10.11	—	Amendment No. 5 to the Loan Agreement dated as of June 30, 2000 among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., The CIT Group/Equipment Financing Inc., as agent, and the other lenders specified therein (3)
10.12	—	Employment Agreement dated October 11, 1999 between Horizon Offshore Contractors, Ltd. and James Devine (4)*
10.13	—	Loan Agreement, dated March 26, 2001 between Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Offshore Vessels, Inc. and Southwest Bank of Texas, N.A.(8)
10.14	—	Loan Agreement dated June 29, 2001, between Horizon Vessels, Inc. and General Electric Capital Corporation (9)
10.15	—	Employment and Non-Competition Agreement dated as of April 1, 2001 between the Company and David W. Sharp (11)*
10.16	—	Credit Agreement dated May 10, 2001, among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., Horizon Offshore, Inc. and The CIT Group/Equipment Financing, Inc. (9)
10.17	—	Employment Agreement and Non-Competition Agreement dated June 1, 2001 between the Company and Bill Lam (11)*
10.18	—	Loan Agreement dated June 29, 2001, among Horizon Vessels, Inc., Horizon Offshore, Inc., Horizon Offshore Contractors, Inc. and SouthTrust Bank (11)
10.19	—	Loan Agreement dated August 31, 2001, between Horizon Vessels International Ltd. and GMAC Business Credit, LLC (10)
10.20	—	Loan Agreement dated August 15, 2001, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., HorizEn, L.L.C. and Southwest Bank of Texas, N.A.(10)

10.21	—	First Amendment to Employment Agreement dated July 28, 2001 between Horizon Offshore Contractors, Ltd. and James Devine (11)*
10.22	—	First Amendment to Loan Agreement dated as of April 17, 2002 among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc. and Southwest Bank of Texas, N.A., as Agent (12)
10.23	—	First Amendment to EXIM Guaranteed Loan Agreement dated as of April 17, 2002 among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., HorizEn, L.L.C. and Southwest Bank of Texas, N.A., as Agent (12)
10.24	—	Horizon Offshore, Inc. 2002 Stock Incentive Plan (13)*
10.25	—	Fourth Amendment to Loan Agreement dated as of September 30, 2002, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc. and Southwest Bank of Texas, N.A. (14)
10.26	—	Third Amendment to EXIM Guaranteed Loan Agreement dated as of September 30, 2002, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., HorizEn, L.L.C., and Southwest Bank of Texas, N.A. (14)
10.27	—	Fifth Amendment to Loan Agreement dated as of March 6, 2003, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc. and Southwest Bank of Texas, N.A. (15)
10.28	—	Fourth Amendment to EXIM Guaranteed Loan Agreement dated as of March 6, 2003, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., HorizEn, L.L.C., and Southwest Bank of Texas, N.A. (15)
10.29	—	Employment and Non-Competition Agreement dated May 31, 2002 between the Company and J. Louis Frank (15)*
10.30	—	Amended and Restated Employment Agreement dated January 1, 2003 between the Company and James Devine (15)*
10.31	—	Loan Agreement date October 2, 2000 between Horizon Offshore, Inc. and R. Clay Etheridge (15)
10.32	—	Amendment No. 8 to Loan Agreement dated as of May 13, 2003, among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., Horizon Offshore, Inc., The CIT Group/Equipment Financing Inc., as agent, and the other lenders specified therein (16)
10.33	—	Loan Agreement dated June 4, 2003, between Horizon Vessels, Inc., as borrower and Elliott Associates, L.P., as lender (17)
10.34	—	Amendment No. 1 dated as of June 30, 2003 to Loan Agreement dated June 4, 2003, between Horizon Vessels, Inc, as borrower and Elliott Associates, L.P., as lender (17)
10.35	—	Loan Agreement dated June 30, 2003, between Horizon Vessels International, Inc., as borrower and Boeing Capital Corporation, as lender (17)
10.36	—	Amendment No. 2 dated as of June 30, 2003 to Credit Agreement dated May 10, 2001, among Horizon Vessels, Inc., as borrower, Horizon Offshore Contractors, Inc. and Horizon Offshore, Inc., as guarantors and The CIT Group/Equipment Financing, Inc., as lender (17)
10.37	—	Employment and Non-Competition Agreement dated July 1, 2003 between the Company and David W. Sharp (17)*
10.38	—	Employment and Non-Competition Agreement dated July 1, 2003 between the Company and William B. Gibbens (17)*
10.39	—	Consulting Agreement dated December 4, 2003 between the Company and Edward L. Moses (18) *
10.40	—	Purchase Agreement dated as of March 11, 2004 among Horizon Offshore, Inc., as issuer, Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels International, Ltd., HorizEn L.L.C., ECH Offshore, S. de R.L. de C.V., and HOC Offshore, S. de R.L. de C.V., as guarantors, and the initial purchasers named therein (18)
10.41	—	Amendment No. 1 dated March 11, 2004 to the Registration Rights Agreement dated as of December 4, 1997 among Horizon Offshore, Inc., Highwood Partners, L.P. and Westgate International, L.P. (18)
10.42	—	Registration Rights Agreement dated as of March 11, 2004 among Horizon Offshore, Inc., as issuer, Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels International, Ltd., HorizEn L.L.C., ECH Offshore, S. de R.L. de C.V., and HOC Offshore, S. de R.L. de C.V., as guarantors, and the initial purchasers named therein (18)
10.43	—	Sixth Amendment to Loan Agreement dated as of January 30, 2004, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., and Southwest Bank of Texas, N.A., as agent (18)
10.44	—	Fifth Amendment to EXIM Guaranteed Loan Agreement dated as of January 30, 2004, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., HorizEn, L.L.C. and Southwest Bank of Texas, N.A., as agent (18)

10.45	—	Seventh Amendment to Loan Agreement dated as of March 11, 2004, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., and Southwest Bank of Texas, N.A., as agent (18)
10.46	—	Sixth Amendment to EXIM Guaranteed Loan Agreement dated as of March 11, 2004, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., HorizEn, L.L.C., and Southwest Bank of Texas, N.A., as agent (18)
10.47	—	First Amendment to Loan Agreement dated as of March 10, 2004, among Horizon Vessels International, Ltd. and Boeing Capital Corporation (18)
10.48	—	Amendment No. 9 to Loan Agreement dated as of March 11, 2004, among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., Horizon Offshore, Inc., The CIT Group/Equipment Financing Inc., as agent, and the other lenders specified therein (18)
10.49	—	Loan Agreement dated June 29, 2001, as amended and restated as of March 11, 2004, among Horizon Vessels, Inc., Horizon Offshore, Inc., Horizon Offshore Contractors, Inc. and SouthTrust Bank (18)
10.50	—	Amendment No. 3 dated as of March 11, 2004 to Credit Agreement dated as of May 10, 2001, as amended, among Horizon Vessels, Inc. Horizon Offshore Contractors, Inc., Horizon Offshore, Inc., and The CIT Group/Equipment Financing, Inc., as the lender(18)
14.1	—	Code of Ethics and Business Conduct (18)
21.1	—	Subsidiaries of the Company (18)
23.1	—	Consent of PricewaterhouseCoopers LLP (18)
31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18)
31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18)
32.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18)
32.2	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-43965).

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(7)	Incorporated herein by reference to Exhibits 1, 2, 3 and 4 to the Company’s Registration Statement on Form 8-A12B, filed with the Commission on January 18, 2002.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10K-405 for the year ended December 31, 2001.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(13)	Incorporated by reference to Exhibit A to our Definitive Schedule 14A filed on April 8, 2002.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(18)	Filed herewith.

*	Management Contract or Compensatory Plan or Arrangement.