Form 10-K/A
HORIZON OFFSHORE INC
filed 2004-04-08
CIK 1051431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

X	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission File Number: 001-16857

Horizon Offshore, Inc.

(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization) 2500 CityWest Boulevard Suite 2200 Houston, Texas (Address of principal executive offices)	76-0487309 (I.R.S. Employer Identification No.) 77042 (Zip Code)

Registrant’s telephone number, including area code: (713) 361-2600

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 par value per share
Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes X   No __

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2003), was approximately $109 million.

The number of shares of the registrant’s common stock, $1.00 par value per share, outstanding as of March 29, 2004 was 27,110,689.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the Report) to amend and supplement the following items of Part III of the Report to read in their entirety as follows:

PART III

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth, as of March 31, 2004, information about our directors:
Name	Age	Position	Director Since	Term Expires
J. Louis Frank	67	Chairman of the Board	2001	2004
Bill J. Lam	37	President and Chief Executive Officer	1997	2004
Ken R. LeSuer	68	Director	2003	2004
Michael R. Latina	31	Director	2000	2005
John T. Mills	55	Director	2002	2005
Charles O. Buckner	59	Director	2003	2006
Edward L. Moses, Jr.	67	Director	1998	2006

J. Louis Frank has served as our Chairman of the Board since June 2002. Mr. Frank served as Executive Vice President of Marathon Oil Corporation from January 2001 to June 2001 and held the same position from 1995 to 1998. He served as President of Marathon Ashland Petroleum LLC from 1998 to 2000.

Bill J. Lam has served as our President and Chief Executive Officer since December 1997. From July 1997 to November 1997, Mr. Lam was our Vice President –Operations. Prior to being employed by us, Mr. Lam held various supervisory positions for the following providers of marine construction services to the offshore oil and gas industry: Lowe Offshore, Inc. (from January 1997 to July 1997), J. Ray McDermott, S.A. (from January 1995 to January 1997) and OPI International, Inc. (from August 1990 to January 1995).

Ken R. LeSuer retired in January 1999 as Vice Chairman of Halliburton Company where he was employed for over 40 years. He served as President and Chief Executive Officer of Halliburton Energy Group, Vice President of International Operations, and president of three other operating units.

Michael R. Latina has been an independent consultant to the oil and gas industry since July 2001. Previously, he was employed as a portfolio manager of the oil and gas investments for Stonington Management Corporation, an affiliate of Elliott International, L.P. and Elliott Associates, L.P., from January 1998 to July 2001. Mr. Latina was employed as an analyst for Stonington Management Corporation from February 1996 to December 1997 and as an investment banker in the Media and Entertainment Group of Bear, Stearns & Co., Inc. from August 1994 to February 1996. Mr. Latina is a director of Baycorp Holdings, Ltd.

John T. Mills served as Chief Financial Officer of Marathon Oil Corporation from January 2002 until his retirement in December 2003. From September 1998 until December 2001, Mr. Mills served as Senior Vice President of Finance and Administration of Marathon Oil Corporation. Prior to joining Marathon, Mr. Mills served as Vice President of Taxes of USX Corporation.

Charles O. Buckner was elected to the board of directors in December 2003 to fill the vacancy caused by the resignation of Phil D. Wedemeyer. Mr. Buckner retired from Ernst & Young LLP in 2002 after 35 years of service in a variety of direct client services and administrative roles. His client service roles included accounting and audit related services as a coordinating partner for numerous clients in the energy and oil field service sectors. Among his administrative duties were co-chairmanship of Ernst & Young’s Global Energy Group, and chairmanship of the United States, Houston and Russian energy, chemical and utility practices.

Edward L. Moses, Jr. has been involved in managing his personal investments since April 2001. Previously, Mr. Moses served as President and Chief Executive Officer of Prime Natural Resources, Inc. from January 1998 until April 2001. Mr. Moses served as Senior Vice President –Engineering and Production of DeepTech International Inc. from 1992 until January 1998 and as a managing director of Deepwater Production Systems, Inc. from August 1993 to January 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% beneficial owners to file with the Securities and Exchange Commission reports of ownership and changes in ownership of our equity securities. We believe that, during 2003, our directors and executive officers complied with all these filing requirements.

Code of Ethics and Business Conduct

We have adopted a code of ethics and business conduct that applies to all our directors, officers, employees and representatives. This code is publicly available on our website at http://www.horizonoffshore.com/invest/. Amendments to the code of ethics and business conduct and any grant of a waiver from a provision of the code requiring disclosure under applicable Securities and Exchange Commission rules will be disclosed on our website. These materials may also be requested in print, without charge, by writing to our Investor Relations department at Horizon Offshore, Inc., 2500 CityWest Boulevard, Suite 2200, Houston, Texas, 77042.

Audit Committee and Audit Committee Financial Experts

Our board of directors has established a separately-designated standing audit committee for the purpose of overseeing our accounting and financial reporting processes and the audits of our financial statements. Mr. Mills, Mr. Buckner and Mr. LeSuer are the members of the committee. The board has determined that Messrs. Mills and Buckner qualify as audit committee financial experts.

Item 11.   Executive Compensation

The following table sets forth information about the compensation we paid to our Chief Executive Officer and to each of our other executive officers for services rendered during the fiscal year ended December 31, 2003:

Summary Compensation Table
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and principal position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(1)	Restricted Stock Awards ($)	Securities Underlying Options/ SAR’s (#)	LTIP Payouts ($)	All Other Compensation ($)(2)

Bill J. Lam President and Chief Executive Officer	2003 2002 2001	$441,000 420,000 400,133	$110,250 105,000 500,102	$67,734(3) 66,554(3) 58,555(4)	-- -- --	60,000 150,000 --	-- -- --	$10,231 10,667 11,211

David W. Sharp Executive Vice President and Chief Financial Officer	2003 2002 2001	$ 228,000 200,000 206,125	$ -- -- 274,328	$ 27,543(5) --	-- -- --	35,000 29,000 --	-- -- --	$ 8,780 8,625 8,550

J. Louis Frank Chairman of the Board(6)	2003 2002 2001	$200,000 139,584(7) 22,500(8)	$ 40,000 -- --	$28,465(9) 20,670(10) --	-- -- --	20,000 25,000 --	-- -- --	$ 3,323 1,229 --

William B. Gibbens, III Executive Vice President and General Counsel(11)	2003 2002 2001	$240,500 210,417 200,000	$ -- -- 106,660	$ -- -- --	-- -- --	30,000 33,000 --	-- -- --	$ 3,370 2,783 2,632

__________________

(1)	For years in which no amounts are disclosed in this column, perquisites and other personal benefits paid to such executive officer in that year did not exceed the lesser of $50,000 or 10% of such executive officer’s salary and bonus for that year.

(2)	Comprised of (i) matching contributions to our 401(k) Plan and (ii) premiums that we paid on term life insurance policies that we maintain for these executive officers for which we are not the named beneficiary, in each case as follows:

Name	Year	401(k) Plan Contributions	Life Insurance Premiums

Mr. Lam	2003 2002 2001	$6,000 5,450 5,100	$4,231 5,217 6,111

Mr. Sharp	2003 2002 2001	$3,600 3,300 3,150	$5,180 5,325 5,400

Mr. Frank	2003 2002 2001	$ -- -- --	$3,323 1,229 --

Mr. Gibbens	2003 2002 2001	$2,400 2,200 2,100	$ 970 583 532

(3)	Of this aggregate amount, $28,800 is attributable to an annual automobile allowance and $25,000 is attributable to an annual financial planning allowance.

(4)	Of this aggregate amount, $16,800 is attributable to an annual automobile allowance and $25,000 is attributable to an annual financial planning allowance.

(5)	Of this aggregate amount, $21,000 is attributable to an annual automobile allowance.

(6)	Mr. Frank became an executive officer on May 31, 2002.

(7)	Of this aggregate amount, $22,917 represents compensation paid to Mr. Frank for his service as a non-employee director prior to May 31, 2002.

(8)	This amount represents the compensation paid to Mr. Frank for his service as a non-employee director in 2001.

(9)	Of this aggregate amount, $24,000 is attributable to an annual automobile allowance.

(10)	Of this aggregate amount, $14,000 is attributable to the portion of Mr. Frank’s annual automobile allowance that he received in 2002 and $6,670 is attributable to country club membership dues.

(11)	Mr. Gibbens became an executive officer on July 1, 2003.

Stock Options

The following table shows all stock options that we granted to our executive officers in 2003. No stock appreciation rights were granted in 2003.

Option Grants in 2003
Individual Grants
Name	Number of securities underlying options granted (#)	% of total options granted to employees in 2003 (1)	Exercise or base price ($/Sh)	Expiration date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
					5% ($)	10% ($)
Bill J. Lam	60,000	6.8%	$3.46	3/19/13	$130,559	$330,861
David W. Sharp	35,000	4.0%	$3.46	3/19/13	$76,159	$193,002
J. Louis Frank	20,000	2.3%	$3.46	3/19/13	$43,520	$110,287
William B. Gibbens, III	30,000	3.4%	$3.46	3/19/13	$65,279	$165,430

____________________

(1)	Each respective percentage includes all options granted to that executive officer in 2003.

(2)	We have calculated the appreciation over the term of the options, beginning with the exercise price of each respective option.

The following table shows all outstanding stock options held by each of our executive officers as of December 31, 2003, none of which were in the money. None of our executive officers exercised stock options in 2003.

Options at December 31, 2003
Number of securities underlying unexercised options/SARs at fiscal year end (#)
Name	Exercisable/ Unexercisable
Bill J. Lam	226,250 / 93,750
David W. Sharp	124,300 / 43,700
J. Louis Frank	16,666 / 33,334
William B. Gibbens, III	48,100 / 44,900

Executive Employment Agreements

We have entered into employment agreements with all of our current executive officers. All such contracts contain agreements of the executive officers to refrain from using or disclosing confidential information. Each agreement with our executive officers contains an agreement of the executive officer to refrain from competing with us in specified geographic areas during the officer’s employment and for one year after the termination of such officer’s employment. We may terminate each of the executive officer’s employment at any time for cause or for breach of the employment agreement.

On June 1, 2001, we entered into an employment agreement with Mr. Lam that provides for an initial term of employment expiring on May 31, 2004. His employment term automatically extends for an additional year each May 31 unless on or before the preceding May 15 he provides us with written notice of his intent not to extend the term. The agreement provides for an initial base salary of $400,000, which is increased annually by the greater of five percent or the increase in the consumer price index. In 2003, Mr. Lam’s base salary was $441,000. Mr. Lam is entitled to an annual bonus of not less than 25% of his annual base salary, which will be increased to 100% of his annual base salary upon attainment of performance goals set by our board. Additional benefits under the agreement include $1.5 million in life insurance and an annual financial planning allowance of $25,000 and automobile allowance of $28,800. If we terminate the agreement for any reason other than for cause, as defined in the agreement, or if Mr. Lam terminates the agreement for good reason, as defined in the agreement, he is entitled to: (i) a lump sum payment equal to three times his annual base salary at the time of termination; (ii) immediate vesting of any stock options or other equity based awards issued prior to termination; (iii) continued participation in benefits plans for three years from termination; (iv) continued payment of the automobile allowance for three years; and (v) a pro rata bonus based on the amount Mr. Lam would have received based on the level of achievement of the applicable performance goals through the end of the fiscal quarter in which the termination occurs. In the event payments or benefits to Mr. Lam are subject to excise tax imposed by Section 4999 of the Internal Revenue Code, we will pay to Mr. Lam an additional amount so that the net amount retained by him after deduction of any excise tax, together with any interest or penalties, shall be equal to the value of such payments or benefits.

On April 1, 2001 we entered into an employment agreement with Mr. Sharp that we amended on July 1, 2003 to provide for a term of employment expiring on July 1, 2007 and an annual base salary of $256,000. If Mr. Sharp terminates the agreement after a public announcement of certain defined change in control events, he is entitled to: (i) a lump sum payment equal to two times his annual base salary at the time of termination; (ii) a lump sum payment equal to the difference between the option exercise price of any unvested options held by him and the market value of our common stock on the date of termination; and (iii) continued participation in benefits plans and continued receipt of any perquisites he is receiving on the date of termination for a period of two years. In the event payments or benefits to Mr. Sharp are subject to excise tax imposed by Section 4999 of the Internal Revenue Code, we will pay to Mr. Sharp an additional amount so that the net amount retained by him after deduction of any excise tax, together with any interest or penalties, shall be equal to the value of such payments or benefits.

On May 31, 2002, we entered into an employment agreement with Mr. Frank, which has a term expiring on May 31, 2004 that will automatically extend for an additional year each May 31 unless Mr. Frank notifies us by the preceding May 15 of his intent not to extend such term. The term shall not extend beyond May 31, 2006, unless otherwise agreed to in writing by both us and Mr. Frank. The agreement provides for an annual base salary of $200,000. In addition, Mr. Frank received an option, which vests annually in three equal increments, to purchase 20,000 shares of our common stock, and each year during the term of his employment agreement will receive an additional option, which vests annually in three equal installments, to purchase 20,000 shares of our common stock. The agreement also provides Mr. Frank with an annual bonus to be determined by our board of directors of not less than 20% of his annual base salary and an annual automobile allowance of $24,000. If we terminate the agreement for any reason other than for cause, as defined in the agreement, or if Mr. Frank terminates the agreement for good reason, as defined in the agreement, he is entitled to: (i) a lump sum payment equal to two times his annual base salary at the time of termination; (ii) immediate vesting of any stock options or other equity based awards issued prior to termination; (iii) continued participation in benefits plans for two years from termination; (iv) continued payment of the automobile allowance for two years; and (v) a pro rata bonus based on the amount Mr. Frank would have received based on the level of achievement of the applicable performance goals through the end of the fiscal quarter in which the termination occurs. In the event payments or benefits to Mr. Frank are subject to excise tax imposed by Section 4999 of the Internal Revenue Code, we will pay to Mr. Frank an additional amount so that the net amount retained by him after deduction of any excise tax, together with any interest or penalties, shall be equal to the value of such payments or benefits.

On July 1, 2003, we entered into an employment agreement with Mr. Gibbens that provides for a term of employment expiring on July 1, 2007 and an annual base salary of $256,000. If Mr. Gibbens terminates the agreement after a public announcement of certain defined change in control events, he is entitled to: (i) a lump sum payment equal to two times his annual base salary at the time of termination; (ii) a lump sum payment equal to the difference between the option exercise price of any unvested options held by him and the market value of our common stock on the date of termination; and (iii) continued participation in benefits plans and continued receipt of any perquisites he is receiving on the date of termination for a period of two years. In the event payments or benefits to Mr. Gibbens are subject to excise tax imposed by Section 4999 of the Internal Revenue Code, we will pay to Mr. Gibbens an additional amount so that the net amount retained by him after deduction of any excise tax, together with any interest or penalties, shall be equal to the value of such payments or benefits.

Director Compensation

In 2003, each member of our board of directors who was not one of our employees received an annual retainer of $30,000 plus $5,000 for serving on a committee of the board. The chairmen of our standing board committees each receive an additional $5,000 per year for their service. We reimburse all directors for reasonable out of pocket expenses incurred in attending board and committee meetings, and each board member receives $1,500 for each board meeting attended.

Under our Amended and Restated 2002 Stock Incentive Plan (the Plan), each person who becomes a non-employee director also receives options to buy 10,000 shares of common stock at an exercise price equal to the fair market value of our common stock on the date such person becomes a director. In addition, in each year during which a sufficient number of shares are available under the Plan, on the day following each annual meeting of stockholders, each non-employee director will receive options to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of our common stock on such date. Each stock option will become fully exercisable on the first anniversary of its grant and will expire ten years from the date of grant, unless the non-employee director ceases to be a director. In that case, the former director must exercise all options that are exercisable at the time of termination within one year from the date of termination of board service, provided, however, that if he or she left the board as a result of retirement (at age 65 or later or having completed five or more years of service on the board), he or she must exercise all stock options within ten years from the date of termination of board service. Notwithstanding these provisions, however, no stock options may be exercised later than ten years after the date of grant.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee of our board of directors served as an officer or employee of our company or any of our subsidiaries prior to or while serving on the compensation committee. In 2003, none of our executive officers served as a director or member of the compensation committee of another entity, any of whose executive officers served on our board of directors or on our compensation committee.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Common Stock Ownership of Principal Stockholders

The following table provides you with information, as of March 31, 2004, regarding beneficial ownership of our common stock of each stockholder that we know to be the beneficial owner of more than 5% of our outstanding common stock, determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise indicated, all information set forth in the following table is based on the most recent information filed by such stockholder with the Securities and Exchange Commission and the shares are held with sole voting and investment power.
Name and Address of Beneficial Owner	No. of Shares	Percent of Class
Wellington Management Company, LLP(1) 75 State Street Boston, MA 02109	3,383,820	12.5%

Geocapital, LLC(2) 825 Third Avenue New York, NY 10022-7519	2,329,589	8.6%

Elliott Associates, L.P. 712 Fifth Avenue New York, NY 10019	2,075,209	7.7%

Elliott International, L.P. c/o Midland Bank & Trust (Cayman) Post Office 1109 Georgetown, Grand Cayman, British West Indies	2,075,209	7.7%

Falcon Mezzanine Investments, LLC(3) 60 Kendrick Street Needham, Massachusetts 02494	1,871,167(4)	6.9%

Dimensional Fund Advisors Inc. (5) 1299 Ocean Avenue 11th Floor Santa Monica, CA 90401	1,832,030	6.8%

Wall Street Associates(6) 1200 Prospect Street Suite 100 LaJolla, CA 92037	1,577,000	5.8%

________________

(1)	In its Schedule 13G/A, Wellington Management Company, LLP reported shared voting power with respect to 1,665,220 shares, as a result of securities ownership owned by advisory clients of Wellington Management Company, LLP.

(2)	In its Schedule 13G/A, Geocapital, LLC reported that it has no voting power with respect to any shares.

(3)	In its Schedule 13D, Falcon Mezzanine Investments, LLC reported shared voting and dispositive power with respect to all reported shares with Falcon Mezzanine Partners, LP and Falcon Investment Advisors, LLC.

(4)	Represents the number of shares Falcon Mezzanine Investments, LLC would receive upon the exercise of warrants to purchase shares of our common stock.

(5)	Dimensional Fund Advisors Inc. disclaims beneficial ownership of all reported shares.

(6)	In its Schedule 13G/A, Wall Street Associates reported sole voting power with respect to 790,000 shares, as a result of securities ownership owned by advisory clients of Wall Street Associates.

Common Stock Ownership of Management

The following table provides you with information, as of March 31, 2004 regarding beneficial ownership of our common stock of each of our directors and executive officers and all of our directors and executive officers as a group. All information set forth in the following table is based on the most recent information filed by such officer or director with the Securities and Exchange Commission. All shares are held with sole voting and investment power.

Name of Beneficial Owner	No. of Shares(1)	No. of Shares Acquirable Through Stock Options	Percent of Class

Bill J. Lam	193,940	320,000	1.7%
David W. Sharp	156,782	144,666	1.0%
J. Louis Frank	35,000	23,332	*
William B. Gibbens, III	3,000	68,000	*
Charles O. Buckner	--	--	*
Michael R. Latina	5,000	25,000	*
Ken R. LeSuer	10,000	15,000	*
John T. Mills	55,000	10,000	*
Edward L. Moses, Jr.	--	85,000	*
All executive officers and directors as a group (9 persons)	458,722	690,998	3.9%

________________

* Less than 1%

(1)	Excludes shares subject to options that will be exercisable by May 30, 2004, which shares are set forth separately in the next column.

Item 13.    Certain Relationships and Related Transactions

In August 1998 we entered into a master services agreement with Odyssea Marine, Inc. (Odyssea) to charter certain marine vessels from Odyssea. Odyssea is wholly owned by Elliott Associates, L.P., one of our principal stockholders. During the 2003 fiscal year, Odyssea billed us $17.1 million and we paid Odyssea $20.2 million for services rendered under the agreement. As of December 31, 2003, we owed Odyssea $1.1 million for services rendered.

We have entered into a registration rights agreement with Elliott Associates, L.P. and Elliott International, L.P. (together, the Elliott Companies) pursuant to which the Elliott Companies have limited rights to require us to register under the Securities Act of 1933 shares of our common stock owned by them. The Elliott Companies are entitled to three demand registrations. If either of the Elliott Companies makes such a demand, the other is entitled to include its shares in such registration. If we propose to register any shares of our common stock under the Securities Act in connection with a public offering, either of the Elliott Companies may require us to include all or a portion of the shares of common stock held by them.

In June 2003, we secured a $15.0 million loan due June 30, 2004 from Elliott Associates, L.P. All amounts of principal and interest under this loan were repaid with a portion of the proceeds from the issuance in March 2004 of our outstanding $65.4 million aggregate principal amount 16% subordinated secured notes due March 31, 2007 (the Notes). The Elliott Companies purchased $15.0 million aggregate principal amount of the Notes.

In December 2003, we entered into a consulting agreement with Edward L. Moses, Jr., one of our directors, effective April 2003. Under the terms of this agreement, Mr. Moses will serve as a liaison with the senior management of Pemex Exploracion y Produccion, a division of Petróleos Mexicanos (Pemex) on the collection of our contractual claims against Pemex. He will also generally promote our interests in Mexico, assist in the establishment of an office facility in Mexico City for our Mexican affiliate and search for a candidate to represent us in Mexico. We will pay Mr. Moses an aggregate $170,100 for his services. The agreement terminates on December 31, 2004.

Item 14.   Principal Accounting Fees and Services

On June 14, 2002, we discontinued the engagement of Arthur Andersen LLP as our independent accountants, and on June 19, 2002 engaged PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2002. PricewaterhouseCoopers LLP also was engaged as our independent accountants for the fiscal year ending December 31, 2003. The following table lists the aggregate fees and costs billed by Arthur Andersen LLP and PricewaterhouseCoopers LLP to us for the 2002 services and by PricewaterhouseCoopers LLP for the 2003 services identified below:
	Amount Billed
	2002	2003
Audit Fees	$312,700(1)	$328,100(5)
Audit-Related Fees	15,000(2)	--
Tax Fees (3)	--	--
All Other Fees(4)	--	--
Total	$327,700	$328,100

_________________

(1)	Of this aggregate amount, $12,000 is attributable to fees billed by Arthur Andersen LLP for audit services in connection with their review of our interim financial statements for the first quarter of 2002, and $32,000 is attributable to fees billed by Arthur Andersen LLP for rendering services in connection with our securities offering in the first quarter of 2002. The balance of such amount is attributable to fees billed by PricewaterhouseCoopers LLP for audit services in connection with their review of our interim financial statements for the second and third quarters of fiscal year ending 2002 and the fiscal 2002 year-end audit.

(2)	This amount is for services rendered by PricewaterhouseCoopers LLP in connection with auditing our December 31, 2001 401(k) plan in 2002.

(3)	For the fiscal years 2002 and 2003, Arthur Andersen LLP and PricewaterhouseCoopers LLP did not provide us with any tax services.

(4)	For the fiscal years 2002 and 2003, Arthur Andersen LLP and PricewaterhouseCoopers LLP did not provide us with any other services.

(5)	This amount is for fees billed by PricewaterhouseCoopers LLP for audit services in connection with their review of our interim financial statements during 2003 and our fiscal year 2003 year-end audit.

Audit Committee Pre-Approval Policy

The services performed by the independent accountant in 2003 were pre-approved by the audit committee of our board of directors. Any requests for audit, audit-related, tax and other services must be submitted to the audit committee for specific pre-approval. Normally, pre-approval is considered at regularly scheduled meetings.

SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

HORIZON OFFSHORE, INC.

By:	/s/ David W. Sharp
David W. Sharp
Executive Vice President and
Chief Financial Officer

April 8, 2004

INDEX TO EXHIBITS

Exhibit No.

31.1 - Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 - Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002