Form 10-Q
period 2004-03-31
HORIZON OFFSHORE INC
filed 2004-05-17
CIK 1051431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [  ]

     The number of shares of the registrant’s common stock, $1.00 par value per share, outstanding as of April 29, 2004 was 27,066,729.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,159	$10,115
Accounts receivable-
Contract receivables	95,377	101,153
Costs in excess of billings, net	37,458	34,697
Affiliated parties	3	170
Income tax refund receivable	200	200
Other current assets	1,836	2,616

Total current assets	146,033	148,951
PROPERTY AND EQUIPMENT, net	238,511	239,411
RESTRICTED CASH	5,335	—
INVENTORY	8,246	8,250
OTHER ASSETS	21,472	12,929

	$419,597	$409,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,230	$31,271
Accrued liabilities	6,131	3,321
Accrued job costs	39,436	56,346
Billings in excess of costs	17,023	5,834
Current maturities of long-term debt	31,971	9,651
Current portion of subordinated notes	30,971	—
Related party debt	—	15,000
Current taxes payable	1,649	1,421

Total current liabilities	160,411	122,844
LONG-TERM DEBT, net of current maturities	94,407	146,886
SUBORDINATED NOTES, net of current portion and discount	17,380	—
OTHER LIABILITIES	1,577	—

Total liabilities	273,775	269,730
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 35,000,000 shares authorized, 27,840,926 and 27,290,582 shares issued, respectively	17,134	16,583
Additional paid-in capital	198,615	182,687
Accumulated deficit	(64,849)	(54,151)
Treasury stock, 774,197 and 809,269 shares, respectively	(5,078)	(5,308)

Total stockholders’ equity	145,822	139,811

	$419,597	$409,541

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2004	2003
CONTRACT REVENUES	$42,483	$67,061
COST OF CONTRACT REVENUES	42,607	64,527

Gross profit (loss)	(124)	2,534
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,841	5,418

Operating loss	(5,965)	(2,884)
OTHER:
Interest expense, net of amount capitalized	(3,737)	(1,543)
Interest income	14	11
Loss on debt extinguishment	(165)	—
Other income (expense), net	(58)	(42)

NET LOSS BEFORE INCOME TAXES	(9,911)	(4,458)
INCOME TAX PROVISION (BENEFIT)	787	(1,510)

NET LOSS	$(10,698)	$(2,948)

EARNINGS PER SHARE – BASIC AND DILUTED:
Net loss per share – basic and diluted	$(0.40)	$(0.11)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET LOSS PER SHARE:
BASIC AND DILUTED	26,542,622	26,387,565

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,698)	$(2,948)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	4,042	4,135
Deferred income tax benefit	—	(1,563)
Paid in-kind interest on subordinated notes	610	—
Amortization of subordinated debt discount recorded as interest expense	266	—
Amortization of deferred loan fees recorded as interest expense	344	241
Expense recognized for issuance of treasury stock for 401(k) plan contributions	110	116
Stock compensation expense	—	56
Changes in operating assets and liabilities-
Restricted cash	(5,335)	—
Accounts receivable	5,943	8,052
Costs in excess of billings	(2,761)	(7,706)
Billings in excess of costs	11,189	2
Inventory	4	(128)
Other assets	(1,288)	(653)
Accounts payable	3,936	25
Accrued and other liabilities	139	(1,864)
Accrued job costs	(16,910)	(9,814)
Current taxes payable	228	—

Net cash used in operating activities	(10,181)	(12,049)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and additions to property and equipment	(2,050)	(7,787)

Net cash used in investing activities	(2,050)	(7,787)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term debt	(2,409)	(2,072)
Borrowings on revolving credit facilities	6,650	42,000
Payments on revolving credit facilities	(34,400)	(23,500)
Proceeds from issuance of subordinated notes	44,898	—
Deferred loan fees	(1,470)	—
Stock option and warrant transactions and other	6	—

Net cash provided by financing activities	13,275	16,428

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,044	(3,408)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,115	6,073

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,159	$2,665

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,831	$1,329
Cash paid for income taxes	$559	$53
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Repayment of debt with proceeds of additional term debt	$15,000	$—
Capital expenditures for property and equipment included in accrued liabilities	$2,450	$1,518
Payment of deferred loan fees and warrant issuance costs with proceeds of additional term debt	$5,502	$—

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated interim financial statements included herein have been prepared by Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (references to Horizon, we or us are intended to refer to Horizon Offshore, Inc. and its subsidiaries), and are unaudited. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2004, the statements of operations for the three months ended March 31, 2004 and 2003, and the statements of cash flows for the three months ended March 31, 2004 and 2003. Although management believes the unaudited interim related disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2004. The consolidated interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2003 Annual Report on Form 10-K.

Organization

     Horizon provides marine construction services for the offshore oil and gas and other energy related industries domestically in the U.S. Gulf of Mexico and Northeastern U.S. and internationally in Latin America, Southeast Asia and West Africa, and recently expanded operations to the Mediterranean. These services generally consist of laying, burying or repairing marine pipelines for the transportation of oil and gas; and installing and salvaging production platforms and other marine structures. Work is performed primarily on a fixed-price or day-rate basis or a combination thereof. From time to time, work is also performed under cost-reimbursement contracts.

Significant Customers

     We have domestic and international operations in one industry segment, the marine construction services industry for offshore oil and gas companies and energy companies. Customers accounting for more than 10% of consolidated revenues for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended
	March 31,
Customer	2004	2003
Customer A	26%	10%
Customer B	13%	5%
Customer C	11%	1%
Customer D	11%	—%
Customer E	—%	59%

     The amount of revenue accounted for by a customer depends on the level of construction services required by the customer based on the size of their capital expenditure budget and our ability to bid for and obtain their work. Consequently, customers that account for a significant portion of contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years. Based upon our interpretation of the requirements of Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” we have domestic and international operations in one industry segment, the marine construction services industry for oil and gas companies and energy companies. We currently operate in four geographic segments and have recently expanded to a fifth. Geographic information has been provided in Note 8 of these consolidated interim financial statements.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management must apply significant judgments in this process. Among the factors, but not fully inclusive of all factors, that may be considered by management in these processes are: the range of accounting policies permitted by accounting principles generally accepted in the United States; management’s understanding of our business; expected rates of business and operational change; sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. Among the most subjective judgments employed in the preparation of these financial statements are estimates of expected costs to complete construction projects, the collectibility of contract receivables and claims, the fair value of salvage inventory, the depreciable lives of and future cash flows to be provided by our equipment, the period and extent of maintenance and repairs of dry-docking activity, estimates for the number and magnitude of self-insurance reserves needed for potential medical claims and Jones Act obligations, judgments regarding the outcomes of pending and potential litigation and certain judgments regarding the nature of income and expenditures for tax purposes. We review all significant estimates on a recurring basis and record the effect of any necessary adjustments prior to publication of our financial statements. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date.

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

Interest Capitalization

     Interest is capitalized on the average amount of accumulated expenditures for equipment that is undergoing major modifications and refurbishment prior to being placed into service. Interest is capitalized using an effective rate based on related debt until the equipment is placed into service. There was no interest capitalized for the three months ended March 31, 2004 and $110,000 of interest capitalized for the three months ended March 31, 2003.

Cash and Cash Equivalents

     Cash and cash equivalents include interest bearing demand deposits and highly liquid investments with original maturities of three months or less.

Accounts Receivable

     We have significant investments in billed and unbilled receivables as of March 31, 2004. Billed receivables represents amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Allowances for doubtful accounts and estimated nonrecoverable costs primarily provide for losses that may be sustained on unapproved change orders and claims. We evaluate our contract receivables and costs in excess of billings and thoroughly review historical collection experience, the financial condition of our customers, billing disputes and other factors. During the fourth quarter of 2003, we recorded a $33.1 million reserve for unapproved claims against Pemex. During the first quarter of 2004, there was no change in our reserve for the Pemex unapproved claims. There were no other reserves recorded during the first quarter of 2004.

     We negotiate change orders and unapproved claims with our customers. In particular, unsuccessful negotiations relating to unapproved claims would result in decreases in estimated contract profit or additional contract losses, while successful claims negotiations would result in increases in estimated contract profit or recovery of previously recorded contract losses. Any future significant losses on receivables would adversely affect our financial position, results of operations and our overall liquidity.

Restricted Cash

     Restricted cash represents the amount used to establish an escrow account required to secure a performance bond required under our $53 million contract for Pemex awarded in March 2004. In connection with the award of the Pemex contract, we obtained a performance bond to secure a portion of our obligations under this contract in accordance with Pemex’s customary requirements. We were required to use cash to secure the performance bond, which we previously had been able to obtain without cash collateral. Amounts restricted under this escrow account will be converted to a warranty bond after the completion and acceptance of the project, which is estimated to be substantially complete in late third quarter to fourth quarter of 2004. Upon completion of the twelve-month warranty period, the restriction on these funds will be released, which is estimated to be in late third quarter to fourth quarter of 2005. If we secure additional financing from Elliott Associates, L.P., one of our largest stockholders (Elliott Associates), and other holders of the 16% subordinated secured notes that we issued on March 11, 2004, we will assign a second priority security interest in the $5.3 million cash to secure the new loan. See Note 9. Restricted cash is not considered as cash or cash equivalents for purposes of the accompanying consolidated balance sheets and statements of cash flows.

Other Assets

     Other assets consist principally of capitalized dry-dock costs, deferred loan fees, goodwill and deposits.

     Dry-dock costs are direct costs associated with scheduled major maintenance on our marine vessels and are capitalized and amortized over the five-year cycle to the next scheduled dry-docking. In April 2004, the FASB decided not to approve the issuance of the proposed SOP, “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment” issued by the AICPA on June 29, 2001, which would have required us to expense regulatory maintenance cost on our vessels as incurred, and has no definitive plans to further consider this SOP. We incurred and capitalized dry-dock costs of $3.0 million and $0.2 million for the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004, capitalized dry-dock costs totaled $13.5 million.

     Loan fees paid in connection with new loan facilities are deferred and amortized over the term of the respective loans. The amortization of the deferred loan fees is recorded as interest expense in the accompanying consolidated statements of operations. In connection with the issuance of the subordinated secured notes in March 2004, we incurred and capitalized loan fees of $6.3 million.

Inventory

     Inventory consists of production platforms and other marine structures received from time to time as partial consideration from salvage projects performed in the U.S. Gulf of Mexico. No significant non-cash consideration was received during the three months ended March 31, 2004 and 2003. These structures are held for resale. The inventory is valued at amounts not in excess of the fair value of services provided. We assess the net realizable value of our inventory items at each balance sheet date. Inventory is classified as long-term due to the uncertain timing of its sale. There were no significant sales of inventory during the three months ended March 31, 2004 or for the year ended December 31, 2003.

Stock-Based Compensation

     At March 31, 2004, we had two stock-based compensation plans. Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123,” we have elected to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In January 2003, we granted options to three former directors to purchase 15,320 shares of common stock at an exercise price equal to the market price of the common stock on the date of grant. These options vested immediately, and $56,000 was recorded as compensation expense in the statements of operations during the first quarter of 2003. Except for the compensation expense recorded above, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For stock-based compensation grants to non-employees, we recognize as compensation expense the fair market value of such grants as calculated pursuant to SFAS No. 123, amortized ratably over the lesser of the vesting period of the respective option or the individual’s expected service period. The following table illustrates the effect on net income (loss) and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data).

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(10,698)	$(2,948)
Add: Total stock-based compensation cost, net of related tax effects, included in net loss	—	37
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(406)	(519)

Pro forma net loss	$(11,104)	$(3,430)

Earnings per share – Basic and Diluted:
As reported	$(0.40)	$(0.11)
Pro forma	$(0.42)	$(0.13)

     To determine pro forma information as if we had accounted for employee stock options under the fair-value method as defined by SFAS No. 123, we used the Black-Scholes method, assuming no dividends, as well as the weighted average assumptions included in the following table:

	2004	2003
Expected option life (in years)	7	7
Expected volatility	76.7%	77.5%
Risk-free interest rate	3.52%	3.52%

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

Income Taxes

     We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. The current provision for income tax is based upon the current tax laws and our interpretation of these laws, as well as the probable outcomes of any foreign or domestic tax audits. The value of our net deferred tax asset is dependent upon our estimates of the amount and category of future taxable income and is reduced by the amount of any tax benefits that are not expected to be realized. For the three months ended March 31, 2004, a valuation allowance against the net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income in the amount of $4.0 million was charged as income tax expense. Our valuation allowance as of March 31, 2004 is approximately $27.1 million. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our financial position and results of operations.

Reclassifications

     Certain prior period amounts have been reclassified to conform to the presentation shown in the consolidated interim financial statements as of March 31, 2004. Reclassifications in 2003 had no effect on net income (loss) or total shareholders’ equity and relate all within cash used in operating activities in the consolidated statement of cash flows.

2. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2004	2003
Barges, vessels, and related equipment	$258,489	$256,653
Land and buildings	19,742	19,732
Machinery and equipment	245	245
Office furniture and equipment	6,276	6,116
Leasehold improvements	4,206	4,191

	288,958	286,937
Less – accumulated depreciation	(50,447)	(47,526)

Property and equipment, net	$238,511	$239,411

     During the three months ended March 31, 2004, we incurred $2.0 million of capital expenditures primarily related to the upgrades of the Sea Horizon and Canyon Horizon.

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

     When events or changes in circumstances indicate that assets may be impaired, we evaluate the carrying value of the asset. Changes in our business plans, a change in the physical condition of a long-lived asset or the extent or manner in which it is being used, or a severe or sustained downturn in the oil and gas industry are considered triggering events. The carrying value of each vessel is compared to the estimated undiscounted future net cash flows for that vessel. If the carrying value of any vessel is more than the estimated undiscounted future net cash flows expected to result from the use of the vessel, a write-down of the vessel to estimated fair market value must be made. When quoted market prices are not available, fair value must be determined based upon other valuation techniques. This could include appraisals or present value calculations of estimated future cash flows. In the calculation of fair market value, including the discount rate used and the timing of the related cash flows, as well as undiscounted future net cash flows, we apply judgment in our estimates and projections, which could result in varying levels of impairment recognition. For the three months ended March 31, 2004 and 2003, there were no losses on impairment of long-lived assets.

3. STOCKHOLDERS’ EQUITY

Earnings Per Share

     Earnings per share data for all periods presented have been computed pursuant to SFAS No. 128, “Earnings Per Share” that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2004, we had outstanding options covering an aggregate of 3,369,850 shares of common stock, of which 2,733,265 shares were exercisable. We also had outstanding warrants covering an aggregate of 4,732,956 shares of common stock, all of which were exercisable. Excluded from the computation of diluted EPS as of March 31, 2004 are 4,732,956 outstanding warrants, each with a remaining exercise price of $0.01, and options to purchase 3,369,850 shares of common stock at a weighted average price of $7.35 per share as they would be anti-dilutive. Excluded from the computation of diluted EPS as of March 31, 2003 are options to purchase 3,483,070 shares of common stock at a weighted average price of $7.42 per share, as they would be anti-dilutive.

Warrants

     On March 11, 2004, we issued $65.4 million principal amount of 16% subordinated secured notes due March 31, 2007 (Subordinated Notes) to a group of investors in a private placement. In connection with this issuance, we issued to the holders of the Subordinated Notes warrants to purchase an aggregate of 5,283,300 shares of our common stock for an aggregate exercise price of $1.00 per share, expiring March 11, 2009, of which 550,344 warrants have been exercised as of March 31, 2004. Holders paid the initial exercise price of $0.99 per share upon issuance of the warrants and may fully exercise them by paying the remaining $0.01 of the per share exercise price. Elliott Associates purchased $15.0 million of the Subordinated Notes but did not receive any warrants in the offering.

     The Subordinated Notes were initially recorded net of a discount totaling approximately $17.3 million, which represents the fair value of the warrants issued determined using the Black-Scholes method, assuming no dividends, as well as the following weighted average assumptions:

Warrant life	5 years
Expected volatility	76.6%
Risk-free interest rate	2.66%

     The discount, plus the discount related to offering costs, are amortized as a non-cash charge to interest expense over the term of the Subordinated Notes using the effective interest rate method.

Treasury Stock

     During the three months ended March 31, 2004, we contributed 35,072 shares of treasury stock to our 401(k) Plan. As of March 31, 2004, our treasury stock consisted of 774,197 shares at a cost of $5.1 million.

4. RELATED PARTY TRANSACTIONS

     In August 1998, we entered into a master services agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates and Elliott International, L.P., collectively our largest stockholder, to charter certain marine vessels from Odyssea. As of March 31, 2004, we owed Odyssea $1.5 million for charter services compared to $3.9 million at March 31, 2003. Odyssea billed Horizon and Horizon paid Odyssea for services rendered under the agreement as follows (in millions).

	Three Months Ended March 31,
	2004	2003
Amount billed to Horizon	$2.2	$5.3
Amount paid to Odyssea	$1.8	$5.6

     In June 2003, we secured a $15.0 million term loan due June 30, 2004 from Elliott Associates. All amounts of principal and interest under this loan were repaid with a portion of the proceeds received from the issuance of the Subordinated Notes in March 2004. Of the $65.4 million principal amount of the Subordinated Notes issued, Elliott Associates purchased $15.0 million aggregate principal amount.

     We are finalizing terms and documents for obtaining a loan from Elliott Associates and other holders of the Subordinated Notes of at least $10 million and up to $20 million. See Note 9.

     On May 1, 2004, we amended our consulting agreement with Edward L. Moses, Jr., one of our directors. Under the terms of this amended agreement, Mr. Moses will serve as a liaison with the senior management of Pemex Exploracion y Produccion, a division of Petróleos Mexicanos (Pemex) on the collection of our contractual claims against Pemex. He will also generally promote our interests in Mexico, assist in the establishment of an office facility in Mexico City for our Mexican affiliate and search for a candidate to represent us in Mexico. We will pay Mr. Moses an aggregate $125,000 for his services for the remainder of the agreement which terminates on September 30, 2004.

5. DEBT

     At March 31, 2004, we had approximately $191.7 million in total outstanding debt before debt discount of $17.0 million. This represents an approximate increase of $20.2 million from December 31, 2003. This increase in debt is primarily due to the Subordinated Notes issued in March 2004 to meet current working capital needs offset by the repayment of our $15.0 million term loan with Elliott Associates and net repayment of approximately $27.8 million of indebtedness under our three revolving credit facilities. Of the $174.7 million of outstanding net debt reflected in the accompanying consolidated balance sheet at March 31, 2004, $48.3 million represents borrowings on our three revolving credit facilities, $78.0 million represents outstanding balances on eight term-debt facilities and $48.4 million represents the outstanding balance on our Subordinated Notes (net of $17.0 million representing the unamortized portion of the original $17.3 million debt discount recorded related to the warrants issued). The total obligation under our Subordinated Notes at March 31, 2004 was $65.4 million. At March 31, 2004, we had $0.1 million available borrowing capacity under our revolving credit facilities. Our available borrowing capacity has been limited as a result of decreased levels of project activity and associated customer billings and the exclusion of certain significantly aged receivables from our borrowing base calculation. We expect to be able to utilize the entire capacity of our revolving credit facilities in the future as we perform both domestic and international projects and begin to bill for our work, which we expect will provide additional availability for us to re-borrow funds during 2004. Interest rates vary from the one-month commercial paper rate plus 2.45% to 16%, and our average interest rate at March 31, 2004, including amortization of the debt discount on our Subordinated Notes, was 11.5%. Our term-debt borrowings currently require approximately $803,000 in total monthly principal payments.

     On March 11, 2004, we issued $65.4 million principal amount of 16% Subordinated Notes due March 31, 2007. We issued the Subordinated Notes in order to meet our immediate working capital needs. We received net proceeds of approximately $44.9 million from the offering of the Subordinated Notes, net of offering costs and proceeds used to repay all amounts of principal and interest under the $15.0 million term loan from Elliott Associates. Elliott Associates purchased $15.0 million aggregate principal amount of the Subordinated Notes. We also substantially reduced our indebtedness under our revolving credit facilities with Southwest Bank of Texas N.A. (Southwest Bank). In order to meet our working capital needs in the future, however, we will be required to re-borrow funds under these revolving credit facilities.

     Interest at 16% on the Subordinated Notes is due quarterly beginning June 30, 2004. We are required by our existing loan agreements to issue to the Subordinated Note holders additional Subordinated Notes equal to the amount of interest due on any quarterly payment date beginning June 30, 2004. Accrued interest that will be paid in-kind as of March 31, 2004 was $610,000. Upon an event of default under the Subordinated Notes or if we fail to take certain actions following the issuance of the Subordinated Notes, the interest on the Subordinated Notes increases up to 19%. The Subordinated Notes are collateralized by the Pemex and Williams receivables and claims, a second lien on the Pecos Horizon, a second mortgage on our Port Arthur marine base and certain other assets, and are subordinate and junior to our existing debt. Collections on the Pemex and Williams claims and receivables must be remitted immediately upon collection as a prepayment of the Subordinated Notes. If we secure the additional financing from Elliott Associates and other Subordinated Note holders as described in Note 9, the portion of the Pemex EPC 64 claim not related to interruptions due to adverse weather conditions will then collateralize the new loan and the Subordinated Note holders would retain a second priority security interest in such claim. Although the Subordinated Notes mature in 2007, the portion equivalent to the carrying value of the pledged Pemex and Williams claims and receivables will be classified as current until collected. At March 31, 2004, $30.9 million was classified as current related to the portion of the Subordinated Notes collateralized by our Pemex and Williams claims and receivables.

     The Subordinated Notes have covenants that restrict our ability to enter into any other agreements which would prohibit us from prepaying the Subordinated Notes from the proceeds of an equity offering, entering into certain affiliate transactions, incurring additional indebtedness other than refinancing our existing term and revolving debt, and disposing of assets other than in the ordinary course of business, and would also prohibit our subsidiaries from making certain payments. In addition, in connection with our Subordinated Note offering, we amended the financial covenants in all of our existing loan agreements. At March 31, 2004, we were in compliance with these financial covenants required by our credit facilities. Our credit facilities require:

• a ratio of current assets to current liabilities of 0.90 to 1 for the period ending March 31, 2004 (actual was 1.06 at March 31, 2004), 0.90 to 1 for the period ending June 30, 2004, 1.05 to 1 for the period ending September 30, 2004, 1.10 to 1 for the period ending December 31, 2004 and 1.10 to 1 for the period ending March 31, 2005 and each period thereafter, each computed by excluding our revolving credit facilities from current liabilities;

• a fixed charge coverage ratio of 1.50 to 1 for the three-month period ending September 30, 2004, 1.40 to 1 for the six-month period ending December 31, 2004, 1.33 to 1 for the nine-month period ending March 31, 2005, and 1.33 to 1 for each period thereafter on a rolling four quarter basis;

• a tangible net worth in an amount not less than the sum of $110 million plus 75% of our consolidated net income for each fiscal quarter which has been completed as of the date of calculation, commencing with the fiscal quarter ending March 31, 2004 plus 90% of the net proceeds of any common stock or other equity issued after December 31, 2003 (actual was $138 million at March 31, 2004); and

• the sum of our net income before gains and losses on sales of assets (to the extent such gains and losses are included in earnings), plus interest expense, plus tax expense, plus depreciation and amortization, plus restructuring charges, (including costs of our and our lenders’ or other creditors’ professional advisors not to exceed $1,600,000 for the fiscal year ended December 31, 2004) to be greater than negative $(2.5) million for the three-month period ending March 31, 2004 (actual was negative $(1.7) million at March 31, 2004), negative $(4.5) million for the six-month period ending June 30, 2004, positive $8 million for the nine-month period ending September 30, 2004, and positive $20 million for the twelve-month period ending December 31, 2004.

     Events of default under the Subordinated Notes occur upon our failure to pay principal and interest under the Subordinated Notes, our insolvency, a change of control or breach of the Subordinated Note covenants and our other debt covenants, including the financial covenants described above. Three holders of the Subordinated Notes for as long as they are holders of such notes each have the right to designate one observer to our board of directors and its committees. None of the observers shall have any right to vote at any such board or committee meetings. Two holders of the Subordinated Notes also have the right to each designate one individual to be nominated by our board of directors as a member of our board.

     In March 2004, we extended the maturity of our revolving credit facilities with Southwest Bank to January 2005. Based on the maturity of these facilities, this debt is classified as current as of March 31, 2004. We reduced our indebtedness under these facilities with a portion of the net proceeds from our Subordinated Note issuance in March 2004. We must secure an alternate credit facility to replace the Southwest Bank credit facilities by January 21, 2005, the extended maturity date, in order to repay these borrowings when they become due. We have received a revocable commitment letter from a large financing company to provide such a replacement credit facility, but have not yet completed that refinancing. Management believes that it can obtain replacement financing in an amount that will be sufficient to meet our future needs in the third or fourth quarter of 2004. However, there can be no assurance that we will be successful in this regard.

     Our loans are collateralized by mortgages on our vessels and property and by accounts receivable. Advances under our revolving credit facilities may be obtained in accordance with a borrowing base defined as a percentage of accounts receivable balances and costs in excess of billings. The loans contain customary default and cross-default provisions and some require us to maintain financial ratios at quarterly determination dates. The loan agreements also contain covenants that limit our ability to incur additional debt, pay dividends, create liens, sell assets and make capital expenditures.

     Since the issuance of the Subordinated Notes and our filing of our Form 10-K, our liquidity has been impacted by unanticipated cash requirements needed to complete a significant project in the U.S. Gulf of Mexico and delays in billing and collecting the receivables for this project ($3 million), because we did not reach an agreement in our dispute with Iroquois and collect the associated receivable (which we expected would provide us with a net cash inflow of approximately $13 million), because our creditors have required us to satisfy payables earlier than was customary for us prior to completing the 16% Subordinated Notes offering (with an effect of approximately $13 million) and a reduction in our anticipated available borrowing capacity due to a decrease in project activity and associated billings ($7 million). In addition, since late March 2004, we have been required to pledge cash to obtain routine performance bonds and letters of credit securing our obligations, which we previously had been able to obtain without cash collateral. We were required to secure a performance bond pursuant to our new Pemex contract, which is collateralized by $5.3 million cash. Also, we are required to obtain a $9.1 million letter of credit to secure a portion of our obligations under our recently awarded Israel Electric Corporation contract, which we are required to secure with cash. As a result of the factors described above, we currently do not have the cash resources to secure the letter of credit for the Israel Electric Corporation contract. We are also currently limited to a maximum level of performance bonds and letters of credit pursuant to our debt covenants.

     As of March 31, 2004, we were not in compliance with our covenant requiring that our total commitments for performance bonds and letters of credit shall not exceed $15 million. In May 2004, we obtained waivers of compliance from all lenders regarding this covenant and received consents to obtain additional performance bonds and letters of credit in excess of $15 million. For the quarter ended March 31, 2004, we were in compliance with all other covenants required by our credit facilities. Based on management’s current projections, including obtaining the additional financing from Elliott Associates and other holders of the Subordinated Notes (see Note 9), we expect to be in compliance with our debt covenants through December 31, 2004, and if successful in refinancing our Southwest Bank revolving credit facilities prior to their maturity in January 2005, for at least the next twelve months. However, in the event that we do not meet our financial covenants in the future, and we are unsuccessful in obtaining waivers of any future non-compliance that might arise, our lenders would have the right to accelerate our debt with them, and cross-default provisions could result in acceleration of our other indebtedness, including the Subordinated Notes.

     There can be no assurance that we will be able to complete the additional financing with Elliott Associates and other Subordinated Note holders (see Note 9) or obtain waivers from our lenders if we are unable to comply with our financial covenants in the future. If we are unsuccessful in obtaining the first tranche of financing, we anticipate that we may not be able to obtain the letter of credit for the Israel Electric Corporation contract and, therefore, would need to seek other means to satisfy the contract. If we are unable to find other means to satisfy the contract, we would not be able to perform the Israel Electric Corporation project. If we are unable to perform this contract, or immediately obtain additional contract awards to replace the Israel Electric Corporation project, we may not generate sufficient cash flows from operations to meet our existing liquidity needs or to service our debt requirements. Additionally, we may not be able to meet our financial covenants for the quarter ended June 30, 2004. Our ability to continue as a going concern is dependent on generating sufficient cash flows from operations for meeting our liquidity needs, servicing our debt requirements and meeting financial covenants. Accordingly, we may have to consider alternatives to settle our existing liabilities with our limited resources, including a potential restructuring of our company or seeking protection from creditors through bankruptcy filings.

6. LOSS ON DEBT EXTINGUISHMENT

     Loss on debt extinguishment relates to the write-off of deferred loan fees of $165,000 for the early payment of our $15.0 million term loan with Elliott Associates during the first quarter of 2004 in connection with the issuance of the Subordinated Notes in March 2004. There were no losses on debt extinguishment during the first quarter of 2003.

7. SEVERANCE CHARGES

     During the second quarter of 2003, we incurred approximately $680,000 in charges related to severance and other costs in connection with the resignation of a key employee, which was reflected in selling, general and administrative expenses in the consolidated statements of operations in the second quarter of 2003. We recorded liabilities of $382,000 for severance and other benefits to be paid pursuant to the employee’s separation agreement through August 31, 2004. This amount will be paid ratably each month through the term of the agreement. In addition, we incurred a non-cash charge of approximately $156,000 related to the remeasurement of the employee’s options and a non-cash charge of approximately $142,000 related to the forgiveness of the employee’s loan pursuant to conditions in his separation agreement. During the first quarter of 2004, we paid $75,000 of the recorded liability resulting in a $156,000 remaining liability at March 31, 2004. All charges are reflected in our domestic region.

8. GEOGRAPHIC INFORMATION

     Horizon operates in a single industry segment, the marine construction services industry, and currently operates in four geographic segments. Information relating to Horizon’s geographic segments follows (in millions):

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Domestic	$21.2	$52.1
Latin America	5.3	3.6
West Africa	11.0	6.9

	Three Months Ended
	March 31,
	2004	2003
Southeast Asia	5.0	4.1
Other	—	0.4

Total	$42.5	$67.1

Gross Profit:
Domestic	$(0.9)	$1.0
Latin America	(1.1)	(0.3)
West Africa	1.0	1.5
Southeast Asia	0.9	0.1
Other	—	0.2

Total	$(0.1)	$2.5

	As of
	March 31,	December 31,
	2004	2003
Long-lived assets (1):
Domestic	$170.2	$171.7
Latin America	0.2	0.2
West Africa	19.2	19.7
Southeast Asia	41.2	40.1
Other	7.7	7.7

Total	$238.5	$239.4

(1)	Long-lived assets include vessels, property and related marine equipment. Amounts reflect the location of the assets at March 31, 2004 and December 31, 2003. Equipment location changes as necessary to meet working requirements. Other identifiable assets include inventory and other long-term assets, and are primarily located in the domestic region. Goodwill is associated with the Latin America region.

9. SUBSEQUENT EVENTS

     We are finalizing terms and documents for obtaining a loan from Elliott Associates and other holders of the Subordinated Notes of at least $10 million and up to $20 million, which if finalized, will be advanced in two tranches. We are also in the process of obtaining all required lender consents to finalize this loan transaction. If we obtain these consents and finalize this loan transaction, the first tranche of $10 million will be used to secure the letter of credit for the Israel Electric Corporation contract that we were awarded in March 2004 and expect to commence performance of in June 2004. Following receipt of all required lender consents and finalizing the loan transaction, the second tranche of up to $10 million would be funded in the sole discretion of Elliott Associates and other participating holders of the Subordinated Notes and contingent upon the consent of the Export-Import Bank of the United States (EXIM), which guarantees one of our revolving credit facilities with Southwest Bank. Any funds advanced in the second tranche will be used to meet future liquidity needs. Management believes that additional funding from this new loan if it is finalized, our cash flows from operations for the remainder of 2004 and available borrowing capacity under our revolving credit facilities, together with the successful refinancing of our Southwest Bank revolving credit facilities prior to their maturity in January 2005, should be sufficient to finance our working capital and other capital requirements for at least the next 12 months.

     There can be no assurance that we will be able to obtain all required lender consents or complete this financing transaction or that the terms of the loan transaction will not change. If we are unsuccessful in obtaining the first tranche of financing, we anticipate that we may not be able to obtain the letter of credit for the Israel Electric Corporation contract and, therefore, would need to seek other means to satisfy the contract. If we are unable to find other means to satisfy the contract, we would not be able to perform the Israel Electric Corporation project. If we are unable to perform this contract, or immediately obtain additional contract awards to replace the Israel Electric Corporation project, we may not generate sufficient cash flows from operations to meet our existing liquidity needs or to service our debt requirements. Additionally, we may not be able to meet our financial covenants for the quarter ended June 30, 2004. If this occurs and we are unable to obtain waivers from our lenders, we will default under our loan agreements and, as a result of cross-default provisions, we will also default on the Subordinated Notes. Our lenders would then have the ability to accelerate all or a portion of our indebtedness. There can be no assurance that we will be able obtain waivers from our lenders if we are unable to comply with our financial covenants. Our ability to continue as a going concern is dependent on generating sufficient cash flows from operations for meeting our liquidity needs and servicing our debt requirements, and meeting financial covenants. Accordingly, if we are unable to perform the Israel Electric Corporation project, we may have to consider alternatives to settle our existing liabilities with our limited resources, including a potential restructuring of our company or seeking protection from creditors through bankruptcy proceedings.

     In order to finalize the new loan from Elliott Associates and the other participating Subordinated Note holders, we have agreed to pay to them interest on the amount of funds actually advanced at 18% per annum, payable quarterly and in-kind, and a 5% closing fee on amounts advanced, payable in-kind. The loan will mature on March 31, 2007. In order to obtain the consent of the Subordinated Note holders to release their first priority security interest in the Pemex EPC 64 claim not related to interruptions due to adverse weather conditions, which will collateralize the new loan, we are required to issue to the holders an additional $6.5 million of subordinated secured notes with the same terms as those issued in March 2004. The Subordinated Note holders will retain a second priority security interest in this claim.

     We are also currently seeking EXIM’s consent to release the Iroquois claim, all or a portion of which will collateralize the new loan based upon the amounts advanced under the second tranche. Upon EXIM’s consent of the release of the Iroquois claim and if Elliott Associates and other holders of the Subordinated Notes advance at least $5 million of the second tranche of funds, we will be required to reduce the borrowing capacity under our domestic revolving credit facility with Southwest Bank from $20 million to $15 million and the interest rate for such facility will be increased by one percent to Southwest Bank’s prime rate plus two percent. We have agreed that until we receive EXIM's consent and obtain at least $5 million from Elliott Associates and other holders of the Subordinated Notes, we will not draw down in excess of $15 million under such facility. There can be no assurance that we will be able to obtain EXIM’s consent and even upon receiving such consent, that Elliott Associates and the other participating holders of the Subordinated Notes will elect to provide additional funding under the second tranche. If we are unable to obtain such consent or if Elliott Associates and the other participating holders of the Subordinated Notes do not elect to provide the second tranche of funding, we will be required to meet our liquidity needs from cash flows from operations. The timing of the collection of progress payments and our ability to stay on budget and meet our cash flow forecasts for our projects will be of critical importance for the remainder of 2004 to provide cash from operations and position us to reduce our financial leverage.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

     You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2003 Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ from those expressed or implied by the forward-looking statements.

General

     We provide marine construction services for the offshore oil and gas and other energy related industries in the U.S. Gulf of Mexico, Northeastern U.S., Latin America, Southeast Asia and West Africa, and recently expanded our operations to the Mediterranean with the award of our first project offshore Israel. We have eleven operational vessels in our marine fleet, including five pipelay and pipebury vessels, two diving support vessels, one dedicated pipebury vessel, two derrick barges and one combination pipelay and derrick vessel.

     Our primary services include:

•	installing pipelines;

•	providing pipebury, hook-up and commissioning services;

•	installing production platforms and other structures; and

•	disassembling and salvaging production platforms and other structures.

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

     Historically, oil and gas prices and the level of exploration and development activity have fluctuated substantially, impacting the demand for pipeline and marine construction services. Factors affecting our profitability include competition, equipment and labor productivity, contract estimating, weather conditions and other risks inherent in marine construction. The marine construction industry in the U.S. Gulf of Mexico and offshore Mexico is highly seasonal as a result of weather conditions with the greatest demand for these services occurring during the second and third calendar quarters of the year. International shallow water areas offshore Southeast Asia and West Africa are less cyclical and are not impacted seasonally to the degree the U.S. Gulf of Mexico and offshore Mexico is impacted.

Overview

     We had an operating loss for the first quarter of 2004 of $(6.0) million and negative cash flows from operations of $(10.2) million for the three months ended March 31, 2004. For discussion of our current liquidity position, see “Liquidity and Capital Resources” herein.

     For the three months ended March 31, 2004, our domestic and Latin America operations generated losses as we did not have a sufficient level of contract activity and associated revenues to support our operating cost structure in those geographic areas. This was primarily the result of continuing low levels of vessel utilization due to competitive market conditions in the U.S. Gulf of Mexico and the decreased work in Latin America until the recently awarded contract for Pemex. Also, productivity on execution of certain projects during the first quarter of 2004 was less than initially estimated when the projects were bid.

     Our inability to collect significant outstanding receivables and claims from Pemex, Iroquois and Williams has continued to impact our liquidity and cause us to closely manage cash during 2004. However, we were able to meet our immediate cash needs from the financing secured with the issuance of our $65.4 million Subordinated Notes in March 2004.

     For the three months ended March 31, 2004, revenues related to our two-year pipeline and structural installation program in Nigeria accounted for 26% of our consolidated revenues. Construction activities under this contract were substantially complete at March 31, 2004. Our customer in Nigeria has an option, expiring in September 2004 pursuant to the contract, for a third year of work which would begin in October 2004. Our customer has not exercised its option. Revenues recognized under our recently awarded Pemex contract represented 13% of consolidated revenues for the three months ended March 31, 2004. In the U.S. Gulf of Mexico, we commenced and completed both a pipeline project and platform installation project for a single customer which accounted for 11% of consolidated revenues for the three months ended March 31, 2004. Also during the first quarter of 2004, work on a pipeline installation project in Southeast Asia accounted for 11% of consolidated revenues. Construction activities under this contract in Southeast Asia have been separated into two phases based on the customer’s scheduling. Construction activities of each phase are approximately 50% of the total contract. The first phase of the project required installation of three pipelines of varying diameters totaling approximately 16 miles. Work for the first phase began in February 2004 and was completed in April 2004. Work for the second phase is expected to begin in January 2005.

     In March 2004, we were awarded significant contracts offshore Mexico for Pemex and offshore Israel for the Israel Electric Corporation. We commenced work under the Pemex contract in March 2004. The Atlantic Horizon and Lonestar Horizon, which will be used for the Pemex project, are scheduled to begin mobilization in June 2004 and July 2004, respectively, for the pipeline installation phase of the project. Pursuant to the Israel Electric Corporation contract, we are required to obtain a $9.1 million letter of credit to secure a portion of our obligations under the contract. In order to secure this letter of credit, we are finalizing terms and documents for obtaining a loan from Elliott Associates and other Subordinated Note holders of at least $10 million and up to $20 million. See “Liquidity and Capital Resources” herein for discussion of this transaction. Work offshore Israel is estimated to begin in June 2004. In accordance with our contract with the Israel Electric Corporation, we have issued an advanced billing of $9.0 million for mobilization to the Mediterranean, which is reflected in billings in excess of costs in the consolidated balance sheet as of March 31, 2004. Collection of the billing to the Israel Electric Corporation is expected in late May 2004. The Gulf Horizon and Canyon Horizon, which will be used for the Israel Electric Corporation project, are scheduled to begin mobilization in May 2004. We believe future available liquidity under our revolving credit facilities and future cash provided by operations from these two significant projects, as well as other domestic and international projects, will be sufficient to fund our debt service requirements, working capital needs and vessel modifications and maintenance throughout 2004.

     We continue to negotiate with and use our best efforts to resolve our EPC 64 contract claims with Pemex. The total claims that we submitted to Pemex approximated $78 million and included unapproved claims for extra work related to interferences, interruptions and other delays as well as claims for additional scope of work performed. The unapproved claims recorded as revenue to the extent of costs incurred through December 31, 2002 do not include any profit and are substantially less than the actual claims submitted to Pemex. Of the $78 million of claims submitted, the carrying value at March 31, 2004 is $25.5 million and is included in costs in excess of billings. If we are unsuccessful in resolving our EPC 64 contract claims against Pemex, we intend to submit some or all of the claims to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce. Our unreserved net claim receivable as of March 31, 2004 of approximately $25.5 million is our best estimate of the amount we believe we will collect on our EPC 64 contract claims. A failure to recover any amount from Pemex in negotiations or possible arbitration could result in a loss of up to our carrying value of $25.5 million. It is possible that the EPC 64 claim could be settled for an amount in excess of our recorded balance, which could result in a gain recognized in the period settlement is reached. The process for resolving these claims could continue into 2005 and beyond. Collection of amounts related to these claims would be remitted directly as prepayment of the new loan and our Subordinated Notes issued in March 2004.

     As of April 30, 2004, our backlog totaled approximately $180 million compared to our backlog at April 30, 2003 of approximately $112 million. Our expansion into the Mediterranean and the Pemex project offshore Mexico have increased our backlog. Of the total backlog as of April 30, 2004, approximately $23 million is not expected to be earned until after March 2005.

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

     The complexity of the estimation process and all issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion methodologies affect the amounts reported in our financial statements. If our business conditions were different, or if we used different assumptions in the application of this accounting policy, it is likely that materially different amounts could be reported in our financial statements. If we used the completed contract method to account for our revenues, our results of operations would reflect greater variability in quarterly revenues and profits as no revenues or costs would be recognized on projects until the projects were substantially complete, which for larger contracts may involve deferrals for several quarters.

Accounts Receivable

     We have significant investments in billed and unbilled receivables as of March 31, 2004. Billed receivables represents amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Allowances for doubtful accounts and estimated nonrecoverable costs primarily provide for losses that may be sustained on unapproved change orders and claims. We evaluate our contract receivables and costs in excess of billings and thoroughly review historical collection experience, the financial condition of our customers, billing disputes and other factors. During the fourth quarter of 2003, we recorded a $33.1 million reserve for unapproved claims against Pemex. During the first quarter of 2004, there was no change in our reserve for the Pemex unapproved claims.

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

     Our unreserved net claim receivable remaining from Pemex at March 31, 2004 of approximately $25.5 million, which includes approximately $19.1 million of unapproved claims and $6.4 million of additional scope of work, is our best estimate of the amount we believe we will collect on our EPC 64 contract claims. Final resolution of this matter could reasonably be expected to vary from $25.5 million. A failure to recover any amounts from Pemex in negotiations or possible arbitration could result in a further loss of up to our carrying value of $25.5 million. It is possible that the EPC 64 claim could be settled for an amount in excess of our recorded balance, which could result in a gain recognized in the period settlement is reached. The process for resolving these claims could continue into 2005 and beyond. Collection of amounts related to these claims would be remitted directly as prepayment of the new loan if finalized and our Subordinated Notes issued in March 2004.

     At March 31, 2004, our unreserved contract receivables of $27.2 million from Iroquois is our best estimate of the amount we believe we will collect. On January 20, 2004, we filed a lawsuit for breach of contract and wrongful withholding of amounts due to us for services performed under our contract with Iroquois. Iroquois has filed counter-claims against us for alleged damage to its pipeline, extra costs to complete work due to alleged breach of contract, indemnity for certain damage to third parties and alleged failure to perform efficiently. We believe these counter-claims have no merit and intend to vigorously defend against them. Given the early stages of negotiations, we cannot predict whether a negotiated resolution of this dispute will occur or, if such a resolution does occur, the precise terms of such a resolution. We could incur a loss for uncollectible amounts of up to the carrying value of $27.2 million. Collection of the Iroquois contract receivables at their recorded carrying value would provide net proceeds of approximately $13 million after payments to subcontractors on this project, which would be remitted directly as prepayment of the new loan if finalized subject to the funding of the second tranche.

     At March 31, 2004, our unreserved contract receivables of $5.5 million from Williams is our best estimate of the amount we believe we will collect. On September 12, 2003, we filed a lawsuit for breach of contract and wrongful withholding of amounts due to us for services performed under our contract with Williams. Williams has filed a counter-claim against us for alleged breach of contract. We believe that this counter-claim has no merit and intend to vigorously defend against it. Given the early stages of negotiations, we cannot predict whether a negotiated resolution of this dispute will occur or, if such a resolution does occur, the precise terms of such a resolution. We could incur a loss for uncollectible amounts of up to the carrying value of $5.5 million. Collection of amounts related to these receivables would be remitted directly as prepayment of our Subordinated Notes issued in March 2004.

Other Assets

     Other assets consist principally of capitalized dry-dock costs, deferred loan fees, goodwill and deposits.

     Dry-dock costs are direct costs associated with scheduled major maintenance on our marine vessels and are capitalized and amortized over the five-year cycle to the next scheduled dry-docking. In April 2004, the FASB decided not to approve the issuance of the proposed SOP, “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment” issued by the AICPA on June 29, 2001, which would have required us to expense regulatory maintenance cost on our vessels as incurred, and has no definitive plans to further consider this SOP. We incurred and capitalized dry-dock costs of $3.0 million and $0.2 million for the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004, capitalized dry-dock costs totaled $13.5 million.

     Loan fees paid in connection with new loan facilities are deferred and amortized over the term of the respective loans. The amortization of the deferred loan fees is recorded as interest expense in the consolidated statements of operations. In connection with the issuance of the Subordinated Notes in March 2004, we incurred and capitalized loan fees of $6.3 million.

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

Stock-Based Compensation

     We have elected the method that requires disclosure of stock-based compensation pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation.” Because of this election, we account for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net loss, except for the compensation expense recorded below, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, for stock-based compensation grants to non-employees, we recognize as compensation expense the fair market value of such grants as calculated pursuant to SFAS No. 123, amortized ratably over the lesser of the vesting period of the respective option or the individual’s expected service period.

     In January 2003, we granted options to three former directors to purchase 15,320 shares of common stock at an exercise price equal to the market price of the common stock on the date of grant. These options vested immediately, and $56,000 was recorded as compensation expense in the statement of operations during the first quarter of 2003.

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

Income Taxes

     We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. The current provision for income tax is based upon the current tax laws and our interpretation of these laws, as well as the probable outcomes of any foreign or domestic tax audits. The value of our net deferred tax asset is dependent upon our estimates of the amount and category of future taxable income and is reduced by the amount of any tax benefits that are not expected to be realized. For the three months ended March 31, 2004, a valuation allowance against the net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income in the amount of $4.0 million was charged as income tax expense. Our valuation allowance as of March 31, 2004 is approximately $27.1 million. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our financial position and results of operations.

Results of Operations

     Information relating to Horizon’s operations follows (in millions):

	Three Months Ended March 31,
	2004	2003
Revenues:
Domestic	$21.2	$52.1
Latin America	5.3	3.6
West Africa	11.0	6.9
Southeast Asia	5.0	4.1
Other	—	0.4

Total	$42.5	$67.1

Gross Profit:
Domestic	$(0.9)	$1.0
Latin America	(1.1)	(0.3)
West Africa	1.0	1.5
Southeast Asia	0.9	0.1
Other	—	0.2

Total	$(0.1)	$2.5

Quarter Ended March 31, 2004 Compared to the Quarter Ended March 31, 2003

     Contract Revenues. Contract revenues were $42.5 million for the quarter ended March 31, 2004, compared to $67.1 million for the quarter ended March 31, 2003. The decline in revenues is primarily a result of the sustained difficult economic environment and depressed market in the marine construction industry for the U.S. Gulf of Mexico and the reduced level of our work in the Northeastern U.S. For the first three months of 2004, revenues generated in the Northeastern U.S. accounted for 8% of consolidated revenues compared to 59% for the first three months of 2003. The decline in revenues is also attributable to a decrease in pricing of services for marine construction in the U.S. Gulf of Mexico due to the highly competitive market.

     Gross Profit. Gross profit was a $(0.1) million loss for the quarter ended March 31, 2004, compared to gross profit of $2.5 million (3.8% of contract revenues) for 2003. Our domestic and Latin America operations generated losses as we did not have a sufficient level of contract activity and associated revenues to support our operating cost structure in those geographic areas. In addition, domestic gross profit was negative as a result of the continuing low levels of vessel utilization due to competitive market conditions in the U.S. Gulf of Mexico. Also, productivity on execution of projects during the first quarter of 2004 was less than initially estimated when the work was bid.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.8 million (13.7% of contract revenues) for the three months ended March 31, 2004, compared with $5.4 million (8.1% of contract revenues) for the first quarter of 2003. Selling, general and administrative expenses increased for the three months ended March 31, 2004 primarily due to professional advisor fees and costs related to the restructuring of our debt covenants for our credit facilities in connection with the issuance of our Subordinated Notes in March 2004. Also, our selling, general and administrative expenses have increased due to legal costs associated with our ongoing contract disputes and related litigation and costs incurred as we implement Section 404 of the Sarbanes-Oxley Act.

     Interest Expense. Interest expense was $3.7 million for the three months ended March 31, 2004 and $1.5 million for the same period last year. Our total outstanding debt was $191.7 million before debt discount of $17.0 million at March 31, 2004, compared to $114.8 million at March 31, 2003. Interest expense increased due to higher average outstanding debt balances, higher interest rates and other financing costs. Interest expense also increased due to the amortization of the debt discount associated with the Subordinated Notes and additional amortization of deferred loan fees.

     Interest Income. Interest income on cash investments for the three months ended March 31, 2004 was $14,000 compared to $11,000 for the three months ended March 31, 2003. Cash investments consist of interest bearing demand deposits.

     Loss on Debt Extinguishment. Loss on debt extinguishment relates to the write-off of deferred loan fees of $165,000 for the early payment during the first quarter of 2004 of our $15.0 million term loan with Elliott Associates. In March 2004, we issued $65.4 million of Subordinated Notes and used a portion of the proceeds to repay our outstanding loan with Elliott Associates. Elliott Associates purchased $15 million aggregate principal amount of the Subordinated Notes. There were no losses on debt extinguishment during the first quarter of 2003.

     Other Income (Expense), Net. Other income (expense) for the quarter ended March 31, 2004 primarily consisted of approximately $72,000 of foreign currency loss due to activity in West Africa denominated in Nigerian naira and a decline of the U.S. dollar compared to the Nigerian naira. Other income (expense) for the three months ended March 31, 2003, primarily consisted of approximately $47,000 of foreign currency loss due to activity in Mexico denominated in Mexican pesos and a decline of the U.S. dollar compared to the Mexican peso.

     Income Taxes. We use the liability method of accounting for income taxes. For the quarter ended March 31, 2004, we recorded an income tax provision of $0.8 million on pre-tax net loss of $(9.9) million. For the quarter ended March 31, 2003, we recorded a federal income tax benefit of $(1.5) million, at a net effective rate of 33.9% on pre-tax net loss of $(4.5) million. The provision for 2004 relates to foreign taxes on income generated from international operations. There was no tax benefit recorded on pre-tax losses due to the recording of additional valuation allowance of $4.3 million to fully offset our net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income.

     Net Loss. Net loss for the quarter ended March 31, 2004 was $(10.7) million, or $(0.40) per share-diluted. This compares with net loss of $(2.9) million, or $(0.11) per share-diluted for the quarter ended March 31, 2003.

Liquidity and Capital Resources

     During the past two years and for the first three months of 2004, we have experienced operating and net losses. During the first quarter of 2004, our liquidity continued to be significantly impacted by our inability to collect outstanding receivables and claims from Pemex, Iroquois and Williams and to generate sufficient revenues to support our operating cost structure as a result of decreased levels of project activity during this period. The decrease in project activity and associated customer billings, together with the exclusion of certain significantly aged receivables from other customers totaling approximately $27.5 million at March 31, 2004 from our borrowing base calculation, decreased our available borrowing capacity under our revolving credit facilities, which further impacted our liquidity during the first quarter of 2004.

Recent Events

     On March 11, 2004, in order to address our then present liquidity problems and to provide us with sufficient funds to meet our immediate cash needs during the first quarter of 2004, we issued $65.4 million principal amount of 16% Subordinated Notes due March 31, 2007 to a group of investors in a private placement. We received net proceeds of $44.9 million from the Subordinated Notes offering, net of offering costs and proceeds used to repay all amounts of principal and interest under our $15.0 million term loan from Elliott Associates. Elliott Associates purchased $15.0 million aggregate principal amount of the Subordinated Notes. We also substantially reduced our indebtedness under our revolving credit facilities with Southwest Bank.

     Since the issuance of the Subordinated Notes and our filing of our Form 10-K, our liquidity has been impacted by unanticipated cash requirements needed to complete a significant project in the U.S. Gulf of Mexico and delays in billing and collecting the receivables for this project ($3 million), because we did not reach an agreement in our dispute with Iroquois and collect the associated receivable (which we expected would provide us with a net cash inflow of approximately $13 million), because our creditors have required us to satisfy payables earlier than was customary for us prior to completing the 16% Subordinated Notes offering (with an effect of approximately $13 million) and a reduction in our anticipated available borrowing capacity due to a decrease in project activity and associated billings ($7 million). In addition, since late March 2004, we have been required to pledge cash to obtain routine performance bonds and letters of credit securing our obligations, which we previously had been able to obtain without cash collateral. We were required to secure a performance bond pursuant to our new Pemex contract, which is collateralized by $5.3 million cash. Also, we are required to obtain a $9.1 million letter of credit to secure a portion of our obligations under our recently awarded Israel Electric Corporation contract, which we are required to secure with cash. As a result of the factors described above, we currently do not have the cash resources to secure the letter of credit for the Israel Electric Corporation contract. We are also currently limited to a maximum level of performance bonds and letters of credit pursuant to our debt covenants.

     We are finalizing terms and documents for obtaining a loan from Elliott Associates and other holders of the Subordinated Notes of at least $10 million and up to $20 million, which if finalized, will be advanced in two tranches. We are also in the process of obtaining all required lender consents to finalize this loan transaction. If we obtain these consents and finalize this loan transaction, the first tranche of $10 million will be used to secure the letter of credit for the Israel Electric Corporation project. Following receipt of all required lender consents and finalizing the loan transaction, the second tranche of up to $10 million would be funded in the sole discretion of Elliott Associates and other participating holders of the Subordinated Notes and contingent upon the consent of the Export-Import Bank of the United States (EXIM), which guarantees one of our revolving credit facilities with Southwest Bank. Any funds advanced in the second tranche will be used to meet future liquidity needs. Management believes that additional funding from this new loan if it is finalized, our cash flows from operations for the remainder of 2004 and available borrowing capacity under our revolving credit facilities, together with the successful refinancing of our Southwest Bank revolving credit facilities prior to their maturity in January 2005, should be sufficient to finance our working capital and other capital requirements for at least the next 12 months.

     There can be no assurance that we will be able to obtain all required lender consents or complete this financing transaction or that the terms of the loan transaction will not change. If we are unsuccessful in obtaining the first tranche of financing, we anticipate that we may not be able to obtain the letter of credit for the Israel Electric Corporation contract and, therefore, would need to seek other means to satisfy the contract. If we are unable to find other means to satisfy the contract, we would not be able to perform the Israel Electric Corporation project. If we are unable to perform this contract, or immediately obtain additional contract awards to replace the Israel Electric Corporation project, we may not generate sufficient cash flows from operations to meet our existing liquidity needs or to service our debt requirements. Additionally, we may not be able to meet our financial covenants for the quarter ended June 30, 2004. If this occurs and we are unable to obtain waivers from our lenders, we will default under our loan agreements and, as a result of cross-default provisions, we will also default on the Subordinated Notes. Our lenders would then have the ability to accelerate all or a portion of our indebtedness. There can be no assurance that we will be able obtain waivers from our lenders if we are unable to comply with our financial covenants. Our ability to continue as a going concern is dependent on generating sufficient cash flows from operations for meeting our liquidity needs and servicing our debt requirements, and meeting financial covenants. Accordingly, if we are unable to perform the Israel Electric Corporation project, we may have to consider alternatives to settle our existing liabilities with our limited resources, including a potential restructuring of our company or seeking protection from creditors through bankruptcy proceedings.

     During the course of discussions with our lenders regarding the terms of the additional financing, we discovered that our total commitment on performance bonds and letters of credit exceeded the maximum allowed by certain of our lenders because we failed to include in our calculation regarding this covenant performance bonds and letters of credit that remain outstanding from completed construction projects. We obtained waivers of this default and consents to obtain additional performance bonds and letters of credit in excess of $15 million. Should we be required to secure additional performance bonds and letters of credit on projects in the future, we may be required to obtain additional waivers from our lenders. Since we have obtained these waivers and there have been no other defaults, we believe that the long-term portion of our Subordinated Notes and our other revolving and term debt facilities are properly classified as non-current. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary in the event of such an acceleration or if we are unable to continue as a going concern.

     In order to finalize the new loan from Elliott Associates and the other participating Subordinated Note holders, we have agreed to pay to them interest on the amount of funds actually advanced at 18% per annum, payable quarterly and in-kind, and a 5% closing fee on amounts advanced, payable in-kind. The loan will mature on March 31, 2007. In order to obtain the consent of the Subordinated Note holders to release their first priority security interest in the Pemex EPC 64 claim not related to interruptions due to adverse weather conditions, which will collateralize the new loan, we are required to issue to the holders an additional $6.5 million of subordinated notes with the same terms as those issued in March 2004. The Subordinated Note holders will retain a second priority security interest in this claim.

     We are also currently seeking EXIM’s consent to release the Iroquois claim, all or a portion of which will collateralize the new loan based upon the amounts advanced under the second tranche. Upon EXIM’s consent of the release of the Iroquois claim and if Elliott Associates and other holders of the Subordinated Notes advance at least $5 million of the second tranche of funds, we will be required to reduce the borrowing capacity under our domestic revolving credit facility with Southwest Bank from $20 million to $15 million and the interest rate for such facility will be increased by one percent to Southwest Bank’s prime rate plus two percent. We have agreed that until we receive EXIM's consent and obtain at least $5 million from Elliott Associates and other holders of the Subordinated Notes, we will not draw down in excess of $15 million under such facility. There can be no assurance that we will be able to obtain EXIM’s consent and even upon receiving such consent, that Elliott Associates and the other participating holders of the Subordinated Notes will elect to provide additional funding under the second tranche. If we are unable to obtain such consent or if Elliott Associates and the other participating holders of the Subordinated Notes do not elect to provide the second tranche of funding, we will be required to meet our liquidity needs from cash flows from operations. The timing of the collection of progress payments and our ability to stay on budget and meet our cash flow forecasts for our projects will be of critical importance for the remainder of 2004 to provide cash from operations and position us to reduce our financial leverage.

Cash Flows

     At March 31, 2004, we had $11.2 million of cash and cash equivalents, and we had $0.1 million available borrowing capacity under our revolving credit facilities, which was limited based on the borrowing base calculation. We expect to be able to utilize the entire borrowing capacity of our revolving credit facilities in the future as a result of an anticipated increase in revenues generated from an increase in project activity and associated customer billings. We will need access to the entire borrowing capacity of our revolving credit facilities in order to meet our working capital needs in the future. In addition, we will need to complete the refinancing of our revolving credit facilities maturing in January 2005. Management believes that additional funding from the new loan, our cash flows from operations for the remainder of 2004 and available borrowing capacity under our revolving credit facilities, together with the successful refinancing of our Southwest Bank revolving credit facilities prior to their maturity in January 2005, should be sufficient to finance our working capital and other capital requirements for at least the next 12 months. Based on the maturity of the Southwest Bank revolving credit facilities due in January 2005, these facilities are classified as current at March 31, 2004. If market conditions do not improve, our operating results will not support any additional indebtedness. Accordingly, management believes that we will need to consummate an equity offering to refinance all or a portion of our Subordinated Notes prior to their maturity in March 2007.

     Cash used in operations was $(10.2) million for the three months ended March 31, 2004 compared to cash used in operations of $(12.0) million for the three months ended March 31, 2003. Cash used in operations is primarily attributable to our pre-tax loss of $(9.9) million for the quarter ended March 31, 2004 and payments to vendors as funds became available from financing activities. Cash used in operations for the quarter ended March 31, 2003 is primarily attributable to the reduction in accrued job cost and our pre-tax loss of $(4.5) million.

     Cash used in investing activities was $(2.1) million for the three months ended March 31, 2004 compared to cash used in investing activities of $(7.8) million for the same period of 2003. The decrease in cash used in investing activities is attributable to a decline in our capital expenditures during 2004 due to the substantial completion of major upgrades on the Sea Horizon in 2003.

     Cash provided by financing activities was $13.3 million for the three months ended March 31, 2004 compared to cash provided by financing activities of $16.4 million for same period of 2003. Funds provided by financing activities for the first quarter of 2004 included $44.9 million from the issuance of our Subordinated Notes, offset by net $27.8 million used to reduce our indebtedness under our three revolving credit facilities. Funds provided by financing activities for the first quarter of 2003 is attributable to net borrowings under our revolving credit facilities to meet working capital needs.

Working Capital

     As of March 31, 2004 we had a working capital deficit of $(14.4) million compared to $26.1 million of working capital at December 31, 2003. The decrease in working capital was primarily attributable to our pre-tax loss for the three months ended March 31, 2004, the current classification of our revolving credit facilities maturing in January 2005 and the current classification of a portion of the Subordinated Notes. Although our Subordinated Notes mature in March 2007, the portion collateralized by our Pemex and Williams receivables and claims has been classified as a current liability in the consolidated balance sheet as of March 31, 2004.

Indebtedness

     At March 31, 2004, we had approximately $191.7 million in total outstanding debt before debt discount of $17.0 million. This represents an approximate increase of $20.2 million from December 31, 2003. This increase in debt is primarily due to the Subordinated Notes issued in March 2004 to meet current working capital needs offset by the repayment of our $15.0 million term loan with Elliott Associates and net repayment of approximately $27.8 million of indebtedness under our three revolving credit facilities. Of the $174.7 million of outstanding net debt reflected in the consolidated balance sheet at March 31, 2004, $48.3 million represents borrowings on our three revolving credit facilities, $78.0 million represents outstanding balances on eight term-debt facilities and $48.4 million represents the outstanding balance on our Subordinated Notes (net of $17.0 million representing the unamortized portion of the original $17.3 million debt discount recorded related to the warrants issued). The total obligation under our Subordinated Notes at March 31, 2004 was $65.4 million. Interest rates vary from the one-month commercial paper rate plus 2.45% to 16%, and our average interest rate at March 31, 2004, including amortization of the debt discount on our Subordinated Notes, was 11.5%. Our term-debt borrowings currently require approximately $803,000 in total monthly principal payments. Indebtedness classified as current liabilities at March 31, 2004 was $62.9 million, including $22.3 million related to revolving credit facilities due in January 2005, $9.7 million of current maturities of long-term debt and $30.9 million of the current portion of Subordinated Notes collateralized by our Pemex and Williams claims and receivables.

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

     As of March 31, 2004, we were not in compliance with our covenant requiring that our total commitments for performance bonds and letters of credit shall not exceed $15 million. In May 2004, we obtained waivers of compliance from all lenders regarding this covenant and obtained consents to obtain additional performance bonds and letters of credit in excess of $15 million. For the quarter ended March 31, 2004, we were in compliance with all other covenants required by our credit facilities. See Note 5 of our notes to consolidated financial statements for details of our financial covenants.

Claims and Litigation

     We continue to negotiate with and use our best efforts to resolve our EPC 64 contract claims against Pemex but we have been unsuccessful in resolving these claims. The total claims that we submitted to Pemex approximated $78 million and included unapproved claims for extra work related to interferences, interruptions and other delays as well as claims for additional scope of work performed. The unapproved claims recorded as revenue to the extent of costs incurred through December 31, 2002 do not include any profit and are substantially less than the actual claims submitted to Pemex. Of the $78 million of claims submitted, the carrying value at March 31, 2004 is $25.5 million and is included in costs in excess of billings.

The carrying value at March 31, 2004 reflects a $33.1 million reserve for the Pemex EPC 64 claims recorded in the fourth quarter of 2003. If we are unsuccessful in resolving our EPC 64 contract claims against Pemex, we intend to submit some or all of the claims to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce. Our unreserved net claim receivable as of March 31, 2004 of approximately $25.5 million is our best estimate of the amount we believe we will collect on our EPC 64 contract claims. A failure to recover any amount from Pemex in negotiations or possible arbitration could result in a loss of up to our carrying value of $25.5 million. It is possible that the EPC 64 claim could be settled for an amount in excess of our recorded balance, which could result in a gain recognized in the period settlement is reached. The process for resolving these claims could continue into 2005 and beyond. Collection of amounts related to these claims would be remitted directly as prepayment of the new loan if finalized and our Subordinated Notes issued in March 2004.

     We continue to pursue collection of approximately $27.2 million of unreserved contract receivables from Iroquois and $5.5 million of unreserved contract receivables from Williams. We have filed suit against Iroquois in the Supreme Court of the State of New York, New York County, for breach of contract and for damages for failure to pay for work performed. We have filed suit against Williams in the 295th Judicial District of the District Court for Harris County, Texas for breach of contract and wrongful withholding of amounts due to us for services. Both Iroquois and Williams have filed counter-claims against us. If these counter-claims are decided unfavorably to us, the result could either reduce our recovery on our valid claims, or if all of our claims are unsuccessful, result in a recovery by Iroquois or Williams, which would have a material adverse impact on our results of operations and financial position. Collection of the Iroquois contract receivables at their recorded carrying value would provide net proceeds of approximately $13 million after payments to subcontractors on this project, which would be remitted directly as prepayment of the new loan if finalized subject to the funding of the second tranche. Collection of amounts related to the Williams receivables would be remitted directly as prepayment of our Subordinated Notes issued in March 2004.

Contractual Obligations and Capital Expenditures

     We have fixed debt service and lease payment obligations under notes payable and operating leases for which we have material contractual cash obligations. Interest rates on our debt vary from commercial paper plus 2.45% to a fixed 16%. The following table summarizes our long-term material contractual cash obligations (in millions):

	Remainder
	of 2004	2005	2006	2007	2008	Thereafter
Principal and interest payments on debt	$11,608	$76,474	$17,401	$111,019	$5,493	$24,628
Operating leases	1,989	2,504	2,341	2,347	2,168	320

	$13,597	$78,978	$19,742	$113,366	$7,661	$24,948

     We do not have any off-balance sheet arrangements.

     Planned capital expenditures for the remainder of 2004 are estimated to range from approximately $5 million to $7 million primarily related to vessel improvements. These expenditures will depend upon available funds, work awarded and future operating activity. Despite our current liquidity issues, our long-term strategy is to expand our operating capabilities and operations into additional selected international areas. To the extent we are successful in identifying opportunities to expand our market share in those areas, we will likely require additional equity.

Forward-Looking Statements

     In addition to historical information, Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements regarding events and financial trends that may affect our future operating results and financial position. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

• our substantial current indebtedness could adversely affect our financial condition and the availability of cash to fund our operating needs;

• we will need additional financing in the future;

• closing both tranches of funding from Elliott Associates and other Subordinated Note Holders;

• we have had operating losses for 2002, 2003 and first quarter of 2004 and may incur additional operating losses in the future;

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

• our ability to obtain performance bonds and letters of credit required to secure our performance under contracts;

• the highly competitive nature of the marine construction business;

• operating hazards, including the unpredictable effect of natural occurrences on operations and the significant possibility of accidents resulting in personal injury and property damage;

• seasonality of the offshore construction industry in the U.S. Gulf of Mexico;

• risks involved in the expansion of our operations into international offshore oil and gas producing areas, where we have previously not been operating including our recently awarded contract in the Mediterranean for the Israel Electric Corporation;

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

• a possible terrorist attack or armed conflict could harm our business; and

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

     These and other uncertainties related to the business are described in detail under the heading “Cautionary Statements” in our 2003 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our market risk exposures primarily include interest rate and exchange rate fluctuation on financial instruments as detailed below. Our market risk sensitive instruments are classified as “other than trading.” The following sections address the significant market risks associated with our financial activities during the three months ended March 31, 2004. Our exposure to market risk as discussed below includes “forward-looking statements” and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in foreign currency exchange rates or interest rates.

     As of March 31, 2004, the carrying value of our debt, including $0.7 million of accrued interest, was approximately $175.4 million. The fair value of this debt approximates the carrying value because most of the interest rates are based on floating rates identified by reference to market rates. Our $65.4 million of Subordinated Notes are fixed at a 16% interest rate. A hypothetical 1% increase in the applicable interest rates as of March 31, 2004 would increase annual interest expense by approximately $1.3 million.

     We collect revenues and pay local expenses in foreign currency. We manage foreign currency risk by attempting to contract as much foreign revenue as possible in U.S. dollars. Approximately 90% of revenues from foreign contracts are denominated in U.S. dollars. We monitor the exchange rate of our foreign currencies in order to mitigate the risk from foreign currency fluctuations. We receive payment in foreign currency equivalent to the U.S. dollars billed, which is converted to U.S. dollars that day or the following day. We recognized a $72,000 foreign currency loss due to activity in foreign areas denominated in local currency and a decline of the U.S. dollar compared to these local currencies for the three months ended March 31, 2004.

     The level of construction services required by a customer depends on the size of its capital expenditure budget for construction for the year. Consequently, customers that account for a significant portion of contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years.

Item 4. Controls and Procedures

     As of March 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the rules promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance that such disclosure controls and procedures will meet their objectives. There have been no significant changes in our internal controls over financial reporting or in other factors during our most recent fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect these internal controls over financial reporting.

     Subsequent to March 31, 2004, we identified in discussion with our lenders that an error had been made in our computation of compliance with a loan covenant which limited the amount of performance bonds and letters of credit which could be outstanding at any point in time. This resulted in a failure to timely identify a loan covenant violation. We have taken subsequent steps to ensure that such computations are done correctly on a prospective basis. Management, including our Chief Executive Officer and Chief Financial Officer, will review monthly, and as new projects requiring performance bonds are bid on, all outstanding performance bonds and letters of credit to determine that all such amounts are properly included and do not exceed the maximum allowed under our loan covenants.

     Management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in a cost-effective control system, misstatement due to error and/or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     On March 11, 2004, we issued $65.4 million principal amount of 16% subordinated secured notes due March 31, 2007 (Subordinated Notes) to a group of accredited investors in a private placement under Rule 506 of Regulation D of the Securities Act of 1933. We received net proceeds of $44.9 million from the offering of the Subordinated Notes, after considering offering costs of $5.5 million and proceeds used to repay all amounts of principal and interest under the $15 million term loan from Elliott Associates. We also used a portion of the proceeds to reduce our indebtedness under our revolving credit facilities and used the remainder for immediate working capital needs. Interest at 16% on the Subordinated Notes is due quarterly beginning June 30, 2004. We are required by our existing loan agreements to issue to the Subordinated Note holders additional Subordinated Notes equal to the amount of interest due on any quarterly payment date. Warrants that are immediately exercisable were issued to the holders of the Subordinated Notes (other than Elliott Associates) to purchase an aggregate of 5,283,300 shares of our common stock for an aggregate exercise price of $1.00 per share, expiring March 11, 2009. Holders paid the initial exercise price of $0.99 per share upon issuance of the warrants and may fully exercise them by paying the remaining $0.01 of the per share exercise price. As of March 31, 2004, 550,344 warrants have been exercised.

     In connection with the issuance of the Subordinated Notes, we are prohibited from declaring, paying or making any dividend or distribution (in cash, property or obligations) on any shares of any class of our equity securities or on any warrants, options or other rights in respect of any class of our equity securities. We are prohibited from applying any of our funds, property or assets to the purchase, redemption, sinking fund or other retirement of any shares of any class of our stock, or making any deposit for any of the foregoing.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Bylaws of the Company (1)

10.1	First Amendment to Consulting Agreement dated as of May 1, 2004 between the Company and Edward L. Moses (2) *

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(b)	Reports on Form 8-K:

On January 29, 2004, we filed a report on Form 8-K, announcing that we have reached agreement with the lenders on two of our existing credit facilities to amend our loan agreements under items 5 and 7.

On March 12, 2004, we filed a report on Form 8-K, announcing the completion of a financing, the signing of a commitment letter with Israel Electric Corporation, and the award of a Pemex contract in Mexico under items 5 and 7.

On March 15, 2004, we filed a report on Form 8-K, reporting results for the year ended December 31, 2003 under items 5, 7 and 12.

[1]	Incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-43965).

[2]	Filed herewith.

*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON OFFSHORE, INC.
Date: May 17, 2004	/s/ David W. Sharp
David W. Sharp
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.2	Bylaws of the Company (1)

10.1	First Amendment to Consulting Agreement dated as of May 1, 2004 between the Company and Edward L. Moses (2) *

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

[1]	Incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-43965).

[2]	Filed herewith.

*	Management Contract or Compensatory Plan or Arrangement.