Form 10-K/A
HORIZON OFFSHORE INC
filed 2004-06-30
CIK 1051431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

The number of shares of the registrant’s common stock, $1.00 par value per share, outstanding as of June 3, 2004 was 27,138,880.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the Report) to amend and restate Item 9A of Part II of the Report to read in its entirety as provided below, and to file Certifications of the Company's Chief Executive Officer and Chief Financial Officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which were erroneously either filed unsigned with the Report or, in the case of the Section 302 Certification of the Company's Chief Financial Officer, not filed with the Report.

PART II

*     *     *     *     *

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
David W. Sharp
Executive Vice President and
Chief Financial Officer

June 30, 2004

INDEX TO EXHIBITS

Exhibit No.

31.1	-	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	-	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	-	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.4	-	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.4	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*		Due to an oversight, this certification was erroneously filed unsigned with the Report.

**		Due to an oversight, this certification was erroneously not filed with the Report.