Form 10-Q
period 2004-06-30
HORIZON OFFSHORE INC
filed 2004-08-09
CIK 1051431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-16857

Horizon Offshore, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0487309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 CityWest Boulevard, Suite 2200 Houston, Texas (Address of principal executive offices)	77042 (Zip Code)

(713) 361-2600

(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      The number of shares of the registrant’s common stock, $1.00 par value per share, outstanding as of July 30, 2004 was 27,154,900.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2004	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,954	$10,115
Accounts receivable, net —
Contract receivables	90,106	101,153
Costs in excess of billings, net	41,926	34,697
Affiliated parties	3	170
Income tax refund receivable	78	200
Insurance receivable	23,447	—
Other current assets	4,071	2,616
Assets held for sale	10,068	—

Total current assets	173,653	148,951
PROPERTY AND EQUIPMENT, net	205,053	239,411
RESTRICTED CASH	14,435	—
INVENTORY	8,167	8,250
OTHER ASSETS	31,018	12,929

	$432,326	$409,541

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$32,945	$31,271
Accrued liabilities	6,943	3,321
Accrued job costs	40,517	56,346
Billings in excess of costs	14,172	5,834
Current maturities of long-term debt	89,731	9,651
Current portion of subordinated notes, net of discount	37,221	—
Related party debt	—	15,000
Current taxes payable	1,439	1,421

Total current liabilities	222,968	122,844
LONG-TERM DEBT, net of current maturities	43,733	146,886
SUBORDINATED NOTES, net of current portion and discount	34,403	—
OTHER LIABILITIES	1,477	—

Total liabilities	302,581	269,730
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 100,000,000 shares authorized, 27,840,926 and 27,290,582 shares issued, respectively	17,134	16,583
Additional paid-in capital	198,154	182,687
Accumulated deficit	(81,044)	(54,151)
Treasury stock, 686,026 and 809,269 shares, respectively	(4,499)	(5,308)

Total stockholders’ equity	129,745	139,811

	$432,326	$409,541

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

CONTRACT REVENUES	$44,932	$57,928	$87,415	$124,989
COST OF CONTRACT REVENUES	45,963	58,678	88,570	123,205

Gross profit (loss)	(1,031)	(750)	(1,155)	1,784
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,433	6,481	11,274	11,899
IMPAIRMENT LOSS ON ASSETS HELD FOR SALE	2,568	—	2,568	—

Operating loss	(9,032)	(7,231)	(14,997)	(10,115)
OTHER:
Interest expense, net of amount capitalized	(6,721)	(2,106)	(10,458)	(3,649)
Interest income	14	10	28	21
Loss on debt extinguishment	—	(868)	(165)	(868)
Other income (expense), net	80	(89)	22	(131)

NET LOSS BEFORE INCOME TAXES	(15,659)	(10,284)	(25,570)	(14,742)
INCOME TAX PROVISION (BENEFIT)	536	(6,227)	1,323	(7,737)

NET LOSS	$(16,195)	$(4,057)	$(26,893)	$(7,005)

EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED:
Net loss per share — basic and diluted	$(0.60)	$(0.15)	$(1.00)	$(0.27)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET LOSS PER SHARE:
BASIC AND DILUTED	27,087,771	26,417,147	26,815,196	26,402,438

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,893)	$(7,005)
Adjustments to reconcile net loss to net cash used in operating activities —
Depreciation and amortization	8,150	9,294
Impairment loss on assets held for sale	2,568	—
Deferred income tax benefit	—	(8,871)
Paid in-kind interest on subordinated notes	3,528	—
Amortization of subordinated debt discount recorded as interest expense	1,609	—
Amortization of deferred loan fees recorded as interest expense	1,179
Expense recognized for issuance of treasury stock for 401(k) plan contributions	228	232
Stock compensation expense	—	212
Loan prepayment penalty financed through additional debt	—	569
Changes in operating assets and liabilities —
Restricted cash	(14,435)	—
Accounts receivable	11,336	(4,713)
Costs in excess of billings	(7,229)	(3,884)
Billings in excess of costs	8,338	601
Inventory	83	(128)
Other assets	(13,207)	(1,142)
Accounts payable	3,674	(5,727)
Accrued and other liabilities	1,375	(6,570)
Accrued job costs	(16,973)	(6,377)
Current taxes payable	18	556

Net cash used in operating activities	(36,651)	(32,953)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and additions to property and equipment	(4,090)	(8,412)

Net cash used in investing activities	(4,090)	(8,412)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on term debt	—	16,362
Principal payments on term debt	(4,823)	(4,169)
Borrowings on revolving credit facilities	21,750	66,516
Payments on revolving credit facilities	(40,000)	(39,500)
Borrowings on related party debt	—	15,000
Proceeds from issuance of subordinated notes	43,303	—
Proceeds from issuance of subordinated notes allocable to warrants	16,593	—
Deferred loan fees	(2,249)	(641)
Stock option and warrant transactions and other	6	—

Net cash provided by financing activities	34,580	53,568

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,161)	12,203
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,115	6,073

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,954	$18,276

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$4,372	$2,948
Cash paid for income taxes	$1,305	$578
Cash refund for income taxes	$122	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Repayment of debt with proceeds of subordinated notes and additional term debt	$15,000	$14,069
Capital expenditures for property and equipment included in accrued liabilities	$4,185	$4,132
Payment of deferred loan fees and warrant issuance costs with proceeds of additional term debt	$8,905	$—
Insurance receivable recorded upon involuntary conversion of assets from fire	$23,447	$—

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

      The consolidated interim financial statements included herein have been prepared by Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (references to Horizon, we or us are intended to refer to Horizon Offshore, Inc. and its subsidiaries), and are unaudited. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2004, the statements of operations for the three and six months ended June 30, 2004 and 2003, and the statements of cash flows for the six months ended June 30, 2004 and 2003. Although management believes the unaudited interim disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2004. The consolidated interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2003 Annual Report on Form 10-K.

      The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, assuming that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on generating sufficient cash flows from operations for meeting our liquidity needs, servicing our debt requirements and meeting financial covenants. During the past two years and for the first six months of 2004, we have experienced operating and net losses and have had negative cash flows. Also, our inability to collect outstanding receivables and claims from Petróleos Mexicanos (Pemex), Williams Oil Gathering LLC (Williams) and Iroquois Gas Transmission LP (Iroquois) continues to impact our liquidity. We issued an aggregate of $91.0 million of 16% subordinated secured notes (the 16% Subordinated Notes) in March 2004 and 18% subordinated secured notes (the 18% Subordinated Notes) in May 2004 in order to meet our current liquidity needs. We have substantial debt obligations, including an aggregate of $57.9 million of outstanding indebtedness under our two revolving credit facilities with Southwest Bank of Texas N.A. (Southwest Bank), which mature in January 2005, and our revolving credit facility with The CIT Group/ Equipment Finance, Inc. (CIT Group), which matures in May 2005. We must secure refinancing to replace the Southwest Bank revolving credit facilities by January 2005 and extend the maturity of one CIT Group revolving credit facility by May 2005. Prior to being able to refinance our existing revolving credit facilities, management believes that we will need to increase our equity through the consummation of an equity or exchange offering or other transaction in order to refinance all or a portion of the 16% and 18% Subordinated Notes. We are in discussions with the holders of the 16% and 18% Subordinated Notes regarding the terms and structure of such transaction. The timing and collection of progress payments and our ability to stay on budget and meet our cash flow forecasts for our projects will be of critical importance for the remainder of 2004 to allow us to meet our financial covenants, provide cash from operations and position us to refinance our existing indebtedness and reduce our financial leverage. We may not be able to continue as a going concern if we are unable to generate sufficient cash flows from operations for meeting our liquidity needs, servicing our debt requirements and meeting financial covenants. Management’s current forecast indicates that we will be in compliance with our financial covenants throughout the remainder of 2004.

Organization

      Horizon provides marine construction services for the offshore oil and gas and other energy related industries domestically in the U.S. Gulf of Mexico and internationally in Latin America, Southeast Asia, West Africa and have recently expanded our operations to the Mediterranean to perform work under a new contract that we were awarded in March 2004. These services generally consist of laying, burying or repairing

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

marine pipelines for the transportation of oil and gas; and installing and salvaging production platforms and other marine structures. Work is performed primarily on a fixed-price or day-rate basis or a combination thereof. From time to time, work is also performed under cost-reimbursement contracts.

Significant Customers

      We have domestic and international operations in one industry segment, the marine construction services industry for offshore oil and gas companies and energy companies. Customers accounting for more than 10% of consolidated revenues for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

Customer	2004	2003	2004	2003

Customer A	37%	-%	19%	-%
Customer B	23%	-%	18%	3%
Customer C	5%	-%	16%	5%
Customer D	-%	28%	-%	45%
Customer E	-%	24%	-%	14%
Customer F	1%	10%	-%	10%
Customer G	-%	16%	4%	7%

      The amount of revenue accounted for by a customer depends on the level of construction services required by the customer based on the size of its capital expenditure budget and our ability to bid for and obtain its work. Consequently, customers that account for a significant portion of contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years. We have domestic and international operations in one industry segment, the marine construction services industry for oil and gas companies and energy companies. We currently operate in five geographic segments. Geographic information has been provided in Note 9 of these consolidated interim financial statements.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management must apply significant judgments in this process. Among the factors, but not fully inclusive of all factors, that may be considered by management in these processes are: the range of accounting policies permitted by accounting principles generally accepted in the United States; management’s understanding of our business; expected rates of business and operational change; sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. Among the most subjective judgments employed in the preparation of these financial statements are estimates of expected costs to complete construction projects, the collectibility of contract receivables and claims, the fair value of salvage inventory, the depreciable lives of and future cash flows to be provided by our equipment, the amortization period of maintenance and repairs for dry-docking activity, estimates for the number and magnitude of self-insurance reserves needed for potential medical claims and Jones Act obligations, judgments regarding the outcomes of pending and potential litigation and certain judgments regarding the nature of income and expenditures for tax purposes. We review all significant estimates on a recurring basis and record the effect of any necessary adjustments prior to publication of our financial statements. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Interest Capitalization

      Interest is capitalized on the average amount of accumulated expenditures for equipment that is undergoing major modifications and refurbishment prior to being placed into service. Interest is capitalized using an effective rate based on related debt until the equipment is placed into service. There was no interest capitalized for the three and six months ended June 30, 2004. Interest expense for the three and six months ended June 30, 2003 was net of $13,000 and $123,000 of capitalized interest, respectively.

Cash and Cash Equivalents

      Cash and cash equivalents include interest bearing demand deposits and highly liquid investments with original maturities of three months or less.

Accounts Receivable

      We have significant investments in billed and unbilled receivables as of June 30, 2004. Billed receivables represents amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts, which are

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Allowances for estimated nonrecoverable costs primarily provide for losses that may be sustained on unapproved change orders and claims. We evaluate our contract receivables and costs in excess of billings and thoroughly review historical collection experience, the financial condition of our customers, billing disputes and other factors. During the fourth quarter of 2003, we recorded a $33.1 million reserve for unapproved claims against Pemex. During the first six months of 2004, there was no change in our reserve for these unapproved claims, and we have not collected any amounts outstanding on these claims. There were no other reserves recorded during the first six months of 2004.

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

Restricted Cash

      Restricted cash represents amounts used to establish an escrow account of $5.3 million to secure a performance bond for our current contract with Pemex and $9.1 million cash used to secure a letter of credit under the Israel Electric Corporation (IEC) contract. We were required to use cash to secure the performance bond and letter of credit. In the past, we have been able to obtain similar performance bonds and letters of credit without cash collateral. Amounts restricted under the performance bond will be used to secure a warranty bond after the completion and acceptance of the Pemex project, which is estimated to occur in the fourth quarter of 2004. Upon satisfactory completion of the twelve-month warranty period, the restriction on these funds will be released. Twenty-five percent of the amounts restricted under the IEC letter of credit will be released two months after the satisfactory completion of the IEC project, which is estimated to be in the fourth quarter of 2004. The remaining amount will be released twelve months after satisfactory completion of this project. The $5.3 million escrow account and the cash used to secure the $9.1 million letter of credit also secure the 16% Subordinated Notes and the 18% Subordinated Notes. See Note 5. These amounts will be remitted as a prepayment of the 16% and 18% Subordinated Notes upon release of the restriction on the funds. Restricted cash is not considered as cash or cash equivalents for purposes of the accompanying consolidated balance sheets and statements of cash flows.

Other Assets

      Other assets consist principally of capitalized dry-dock costs, deferred loan fees, deposits and $1.0 million of goodwill.

      Dry-dock costs are direct costs associated with scheduled major maintenance on our marine vessels and are capitalized and amortized over a five-year cycle. We incurred and capitalized dry-dock costs of $11.8 million for the six months ended June 30, 2004 and $1.4 million for the six months ended June 30, 2003. The significant dry-dock costs capitalized for the first six months of 2004 relate primarily to the vessels utilized to perform the work awarded under the IEC and Pemex contracts. Major maintenance on the Canyon Horizon prior to its mobilization to Israel, as well as regulatory dry-dockings for the American Horizon and the Pecos Horizon required by the U.S. Coast Guard and the American Bureau of Shipping, were completed during the first half of 2004. As of June 30, 2004, capitalized dry-dock costs totaled $19.7 million.

      Loan fees paid in connection with new loan facilities are deferred and amortized over the term of the respective loans. The amortization of the deferred loan fees is recorded as interest expense in the accompanying consolidated statements of operations. In connection with the issuance of the 16% Subordi-

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nated Notes, we incurred and capitalized loan fees of $6.3 million. Additionally, we incurred and capitalized loan fees of $4.2 million in connection with the issuance of the 18% Subordinated Notes. See Note 5.

Inventory

      Inventory consists of production platforms and other marine structures received from time to time as partial consideration from salvage projects performed in the U.S. Gulf of Mexico. No significant non-cash consideration was received during the three and six months ended June 30, 2004 and 2003. These structures are held for resale. The inventory is valued at amounts not in excess of the fair value of services provided. We assess the net realizable value of our inventory items at each balance sheet date. Inventory is classified as long-term due to the uncertain timing of its sale. There were no significant sales of inventory during the three and six months ended June 30, 2004 or for the year ended December 31, 2003.

Stock-Based Compensation

      At June 30, 2004, we had two stock-based compensation plans. Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123,” we have elected to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In January 2003, we granted options to three former directors to purchase 15,320 shares of common stock at an exercise price equal to the market price of the common stock on the date of grant. These options vested immediately, and $56,000 was recorded as compensation expense in the statements of operations during the first quarter of 2003. Also, we recorded $156,000 as compensation expense in the statements of operations during the second quarter of 2003 related to the remeasurement of options in connection with the resignation of a key employee. Except for the compensation expense recorded above, no stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For stock-based compensation grants to non-employees, we recognize as compensation expense the fair market value of such grants as calculated pursuant to SFAS No. 123, amortized ratably over the lesser of the vesting period of the respective option or the individual’s expected service period. The following table illustrates the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net loss, as reported	$(16,195)	$(4,057)	$(26,893)	$(7,005)
Add: Total stock-based compensation cost, net of related tax effects, included in net loss	—	103	—	140
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(208)	(566)	(614)	(1,085)

Pro forma net loss	$(16,403)	$(4,520)	$(27,507)	$(7,950)

Earnings per share — Basic and Diluted:
As reported	$(0.60)	$(0.15)	$(1.00)	$(0.27)
Pro forma	$(0.61)	$(0.17)	$(1.03)	$(0.30)

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      To determine pro forma information as if we had accounted for employee stock options under the fair-value method as defined by SFAS No. 123, we used the Black-Scholes method, assuming no dividends, as well as the weighted average assumptions included in the following table:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

Expected option life (in years)	7	7	7	7
Expected volatility	78.1%	77.5%	78.1%	77.5%
Risk-free interest rate	4.13%	3.52%	3.86%	3.52%

      The FASB has proposed to mandate expense recognition for stock options and other types of equity-based compensation based on the fair value of the options at the grant date. Additionally, the FASB is evaluating how to develop a measure of the fair value of an option. Based on the final outcome of the FASB proposal, we may be required to recognize expense related to stock options and other types of equity-based compensation in future periods. Additionally, we may be required to change our method for determining the fair value of stock options.

Income Taxes

      We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. The current provision for income tax is based upon the current tax laws and our interpretation of these laws, as well as the probable outcomes of any foreign or domestic tax audits. The value of our net deferred tax asset is dependent upon our estimates of the amount and category of future taxable income and is reduced by the amount of any tax benefits that are not expected to be realized. For the three and six months ended June 30, 2004, a valuation allowance of $4.7 million and $8.7 million, respectively, was charged as income tax expense against the net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income. Our valuation allowance as of June 30, 2004 is approximately $31.8 million. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our financial position and results of operations.

Reclassifications

      Certain prior period amounts have been reclassified to conform to the presentation shown in the consolidated interim financial statements as of June 30, 2004. Reclassifications in 2003 had no effect on net income (loss) or total shareholders’ equity and relate all within cash used in operating activities in the consolidated statement of cash flows.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Property and Equipment

      Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2004	2003

Barges, vessels, and related equipment	$220,164	$256,653
Land and buildings	19,642	19,732
Machinery and equipment	245	245
Office furniture and equipment	6,257	6,116
Leasehold improvements	4,209	4,191

	250,517	286,937
Less — accumulated depreciation	(45,464)	(47,526)

Property and equipment, net	$205,053	$239,411

      During the six months ended June 30, 2004, we incurred $4.3 million of capital expenditures primarily related to the upgrades of the Sea Horizon and Canyon Horizon prior to mobilization of these vessels to Israel.

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

      When events or changes in circumstances indicate that assets may be impaired, we evaluate the carrying value of the asset. Changes in our business plans, a change in the physical condition of a long-lived asset or the extent or manner in which it is being used, or a severe or sustained downturn in the oil and gas industry are considered triggering events. The carrying value of each vessel is compared to the estimated undiscounted future net cash flows for that vessel. If the carrying value of any vessel is more than the estimated undiscounted future net cash flows expected to result from the use of the vessel, a write-down of the vessel to estimated fair market value must be made. When quoted market prices are not available, fair value must be determined based upon other valuation techniques. This could include appraisals or present value calculations of estimated future cash flows. In the calculation of fair market value, including the discount rate used and the timing of the related cash flows, as well as undiscounted future net cash flows, we apply judgment in our estimates and projections, which could result in varying levels of impairment recognition. For the three and six months ended June 30, 2004 and 2003, there were no losses on impairment of long-lived assets included in net property and equipment.

      In May 2004, our pipelay barge, the Gulf Horizon caught fire while on tow from the U.S. Gulf of Mexico to Israel. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 30 (FIN 30), “Accounting for Involuntary Conversions of Non-Monetary Assets to Monetary Assets,” as of June 30, 2004, we wrote off the net book value of the Gulf Horizon and related assets of $22.3 million and reimbursable sue and labor costs of $1.1 million incurred through June 30, 2004 to an insurance receivable because we expect the vessel to ultimately be declared a constructive total loss. We purchased a policy of marine hull insurance that covers physical damage to the vessel. We currently estimate that the insured value of this property will exceed its net book value, resulting in a gain. We will record this gain, if any, once final

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insurance amounts are determined. All proceeds received from the insurance company will be used to repay our term loan with CIT Group. See Note 8.

Assets Held for Sale

      During the second quarter of 2004, management committed to a plan to sell three of our marine construction vessels and a cargo barge due to the sustained difficult economic environment and depressed market for the marine construction industry throughout 2003 and the first half of 2004. We continue to experience lower levels of vessel utilization due to competitive conditions in this depressed market, and management believes that the disposition of these assets and associated debt reduction will improve our financial position, as well as our utilization. We have listed these assets for sale and are actively locating and negotiating with potential buyers. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we reclassified these assets from property and equipment to assets held for sale in the accompanying consolidated balance sheet as of June 30, 2004 and ceased depreciation on the assets. As required by SFAS No. 144, in order to classify these assets as held for sale, it must be probable that these assets will be sold within one year unless certain criteria are met. We are also required to measure these assets at the lower of their carrying amount or fair value, less cost to sell the asset. Based upon our marketing of these assets for sale, discussions with potential buyers have indicated a decline in market value of two of the marine vessels held for sale. Accordingly, we recorded a charge of $2.6 million as impairment loss on assets held for sale during the second quarter of 2004 to reduce the net carrying value of the assets to the fair value, less the cost to sell the assets. Management believes the fair value of the assets held for sale approximates their current carrying value of $10.1 million.

3.	Stockholders’ Equity

      During our 2004 Annual Meeting of Stockholders held on July 28, 2004, our stockholders voted to approve the amendment to our amended and restated articles of incorporation to increase our authorized shares of common stock from 35,000,000 shares to 100,000,000 shares of common stock (all of which have voting rights).

Earnings Per Share

      Earnings per share data for all periods presented have been computed pursuant to SFAS No. 128, “Earnings Per Share” that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2004, we had outstanding options covering an aggregate of 3,292,000 shares of common stock, of which 2,665,427 shares were exercisable. We also had outstanding warrants covering an aggregate of 4,732,956 shares of common stock, all of which were exercisable. Excluded from the computation of diluted EPS for the three and six months ended June 30, 2004 are 4,732,956 outstanding warrants, each with a remaining exercise price of $0.01, and options to purchase 3,292,000 shares of common stock at a weighted average price of $7.22 per share as they would be anti-dilutive. Excluded from the computation of diluted EPS for the three and six months ended June 30, 2003 are options to purchase 3,495,718 shares of common stock at a weighted average price of $7.35 per share, as they would be anti-dilutive.

Warrants

      On March 11, 2004, we issued $65.4 million principal amount of 16% Subordinated Notes due March 31, 2007 to a group of investors in a private placement. In connection with this issuance, we issued to the holders

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the 16% Subordinated Notes warrants to purchase an aggregate of 5,283,300 shares of our common stock for an exercise price of $1.00 per share, expiring March 11, 2009, of which 550,344 warrants have been exercised as of June 30, 2004. Holders paid the initial exercise price of $0.99 per share upon issuance of the warrants and may fully exercise them by paying the remaining $0.01 of the per share exercise price.

      The 16% Subordinated Notes were initially recorded net of a discount totaling approximately $17.3 million, which represents the fair value of the warrants issued determined using the Black-Scholes method, assuming no dividends, as well as the following weighted average assumptions:

Warrant life	5 years
Expected volatility	76.6%
Risk-free interest rate	2.66%

      The discount, plus the discount related to offering costs, are amortized as a non-cash charge to interest expense over the term of the 16% Subordinated Notes using the effective interest rate method.

Treasury Stock

      During the six months ended June 30, 2004, we contributed 123,243 shares of treasury stock to our 401(k) Plan. As of June 30, 2004, our treasury stock consisted of 686,026 shares at a cost of $4.5 million.

4.	Related Party Transactions

      In August 1998, we entered into a master services agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates and Elliott International, L.P., collectively our largest stockholder, to charter certain marine vessels from Odyssea. As of June 30, 2004, we owed Odyssea $0.2 million for charter services compared to $0.8 million at June 30, 2003. Odyssea billed Horizon and Horizon paid Odyssea for services rendered under the agreement as follows (in millions).

	Six Months
	Ended
	June 30,

	2004	2003

Amount billed to Horizon	$4.0	$10.7
Amount paid to Odyssea	$4.9	$14.1

At June 30, 2004, we also owed Odyssea approximately $5.6 million for materials it purchased on our behalf for use on our current Pemex project offshore Mexico, which is included in accrued job cost in the accompanying consolidated balance sheet. In July 2004, we owed Odyssea an additional $2.5 million for purchased materials. In August 2004, we paid Odyssea $8.1 million for all amounts owed for these materials, which Odyssea made approximately $400,000 profit on this transaction.

      In June 2003, we secured a $15.0 million term loan due June 30, 2004 from Elliott Associates. All amounts of principal and interest under this loan were repaid in March 2004 with a portion of the proceeds received from the issuance of the 16% Subordinated Notes. Of the $65.4 million principal amount of the 16% Subordinated Notes issued, Elliott Companies purchased $15.0 million aggregate principal amount.

      On May 27, 2004, we issued $18.75 million of 18% Subordinated Notes in another private placement, of which, the Elliott Companies purchased $5.3 million aggregate principal amount. See Note 5.

      On May 1, 2004, we amended our consulting agreement with Edward L. Moses, Jr., one of our directors. Under the terms of this amended agreement, Mr. Moses will serve as a liaison with the senior management of Pemex on the collection of our contractual claims against Pemex. We will pay Mr. Moses an aggregate $125,000 for his services for the remainder of the agreement which expires on September 30, 2004.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Debt

      At June 30, 2004, we had approximately $224.5 million in total outstanding debt before debt discount of $19.4 million. This represents an approximate increase of $53.0 million from December 31, 2003. This increase in debt is primarily due to the 16% and 18% Subordinated Notes that were issued in March and May 2004, respectively, to meet working capital needs. A portion of the proceeds from the issuance of the subordinated notes was used to repay our $15.0 million term loan with Elliott Associates that was originally due June 30, 2004 and to secure a $9.1 million letter of credit for our IEC contract offshore Israel. The remainder was used for immediate working capital needs and included repayments under our three revolving credit facilities. These funds were subsequently re-borrowed to fund activities for significant projects for IEC and for Pemex. Of the $205.1 million of outstanding net debt reflected in the accompanying consolidated balance sheet at June 30, 2004, $57.9 million represents borrowings on our three revolving credit facilities, $75.6 million represents outstanding balances on eight term-debt facilities and $71.6 million represents the outstanding balance on our 16% and 18% Subordinated Notes (net of $19.4 million representing the unamortized portion of both the original $17.3 million debt discount recorded related to the warrants issued with the 16% Subordinated Notes and $3.75 million debt discount for the 18% Subordinated Notes). Our total obligation under our 16% and 18% Subordinated Notes at June 30, 2004 was $91.0 million, including interest paid in-kind and before debt discount. At June 30, 2004, we had no additional available borrowing capacity under our revolving credit facilities. Our available borrowing capacity continues to be limited as a result of decreased levels of project activity and associated customer billings and the exclusion of certain significantly aged receivables from our borrowing base calculation. We need to increase our cash flows from operations by generating increased revenues and associated billings from increased domestic and international project activity to provide us access to the entire borrowing capacity of our revolving credit facilities. Interest rates vary from the one-month commercial paper rate plus 2.45% to 18%, and our average interest rate at June 30, 2004, including amortization of the debt discount on our 16% and 18% Subordinated Notes, was 12.6%. Our term-debt borrowings currently require approximately $804,000 in total monthly principal payments.

      On March 11, 2004, we issued $65.4 million principal amount of 16% Subordinated Notes to a group of investors in a private placement in order to meet our immediate working capital needs. We received net proceeds of approximately $44.9 million, which included $16.6 million, net of $0.7 million issuance costs, allocated to warrants issued in connection with the issuance of 16% Subordinated Notes. These proceeds are net of both offering costs and amounts used to repay all principal and interest under the $15.0 million term loan from Elliott Associates. Elliott Companies purchased $15.0 million aggregate principal amount of the 16% Subordinated Notes. We also substantially reduced our indebtedness under our revolving credit facilities with Southwest Bank; however, we re-borrowed these funds during the second quarter of 2004.

      On May 27, 2004, we issued $18.75 million principal amount of 18% Subordinated Notes due March 31, 2007 in another private placement to Elliott Companies and other holders of the 16% Subordinated Notes. The 18% Subordinated Notes were purchased at a 20% discount, for $15.0 million, resulting in net proceeds of approximately $14 million after offering costs. Approximately $9.1 million of these net proceeds were used to collateralize a letter of credit required for our contract with IEC. The balance of these proceeds was used for immediate working capital needs. In connection with this issuance, we paid the holders of the 16% Subordinated Notes a consent fee of $3.4 million to release their first priority security interest in the Pemex EPC 64 claim not related to interruptions due to adverse weather conditions. Holders of the 16% Subordinated Notes retained a second priority security interest in these claims. This consent fee was paid in-kind with the issuance of additional 16% Subordinated Notes having the same terms as the original 16% Subordinated Notes issued in March 2004. The first priority security interest in the Pemex EPC 64 claim not related to interruptions due to adverse weather conditions secures the 18% Subordinated Notes. Additionally, the 18% Subordinated Note holders have an option to purchase up to an additional $6.25 million of 18% Subordinated Notes at a 20% discount of the principal amount, which would result in additional gross proceeds of up to $5.0 million. See Note 10.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The 18% Subordinated Notes essentially have the same terms as the 16% Subordinated Notes. Interest on the 16% and 18% Subordinated Notes is due quarterly beginning June 30, 2004. We are required by our existing loan agreements to issue to the 16% and 18% Subordinated Note holders additional subordinated secured notes equal to the amount of interest due on any quarterly payment date beginning June 30, 2004. On June 30, 2004, we issued an aggregate of $3.5 million of additional 16% and 18% Subordinated Notes for this paid in-kind interest incurred. Upon an event of default under the 16% and 18% Subordinated Notes, the interest on the subordinated notes increases 2%.

      The 16% and 18% Subordinated Notes are collateralized by the Pemex, Williams and $6.25 million of the Iroquois receivables and claims, a second priority security interest in both the $5.3 million escrow account related to the Pemex bond and the $9.1 million cash securing the letter of credit for the IEC contract, a second lien on the Pecos Horizon, a second mortgage on our Port Arthur marine base and certain other assets. The 16% and 18% Subordinated Notes are subordinate and junior to our existing debt. Collections on the Pemex, Williams and Iroquois receivables and claims must be remitted immediately upon collection as a prepayment of the 16% and 18% Subordinated Notes. The $5.3 million escrow related to the Pemex bond and the cash securing the $9.1 million letter of credit related to the IEC contract will be remitted immediately upon the release of the restriction on these funds as a prepayment of the 16% and 18% Subordinated Notes. Although the 16% and 18% Subordinated Notes mature in 2007, the portion equivalent to the carrying value of the pledged Pemex, Williams and Iroquois receivables and claims will be classified as current until these amounts are collected. At June 30, 2004, $37.2 million was classified as current related to the portion of the 16% and 18% Subordinated Notes collateralized by our Pemex, Williams and Iroquois receivables and claims.

      The 16% and 18% Subordinated Notes have covenants that restrict our ability to enter into any other agreements which would prohibit us from prepaying the 16% and 18% Subordinated Notes from the proceeds of an equity offering, entering into certain affiliate transactions, incurring additional indebtedness other than refinancing our existing term and revolving debt, and disposing of assets other than in the ordinary course of business, and would also prohibit our subsidiaries from making certain payments. In addition, in connection with our 16% Subordinated Note offering in March 2004, we amended the financial covenants in all of our existing loan agreements. At June 30, 2004, we were in compliance with all the financial covenants required by our credit facilities. Our credit facilities require:

•	a ratio of current assets to current liabilities of 0.90 to 1 for the period ending June 30, 2004 (actual was 1.05 at June 30, 2004), 1.05 to 1 for the period ending September 30, 2004, 1.10 to 1 for the period ending December 31, 2004 and 1.10 to 1 for the period ending March 31, 2005 and each period thereafter, each computed by excluding our revolving credit facilities from current liabilities;

•	a fixed charge coverage ratio of 1.50 to 1 for the three-month period ending September 30, 2004, 1.40 to 1 for the six-month period ending December 31, 2004, 1.33 to 1 for the nine-month period ending March 31, 2005, and 1.33 to 1 for each period thereafter on a rolling four quarter basis;

•	a tangible net worth in an amount not less than the sum of $110 million plus 75% of our consolidated net income for each fiscal quarter which has been completed as of the date of calculation, commencing with the fiscal quarter ending March 31, 2004 plus 90% of the net proceeds of any common stock or other equity issued after December 31, 2003 (actual was $121 million at June 30, 2004); and

•	the sum of our net income before gains and losses on sales of assets (to the extent such gains and losses are included in earnings), plus interest expense, plus tax expense, plus depreciation and amortization, plus restructuring charges, (including costs of our and our lenders’ or other creditors’ professional advisors not to exceed $1,600,000 for the fiscal year ended December 31, 2004) to be greater than negative $(4.5) million for the six-month period ending June 30, 2004 (actual was negative $(3.6) million at June 30, 2004), positive $8 million for the nine-month period ending September 30, 2004, and positive $20 million for the twelve-month period ending December 31, 2004.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on management’s current projections and successful execution and completion of our current contracts, we expect to be in compliance with our debt covenants through December 31, 2004, and if successful in refinancing our Southwest Bank revolving credit facilities prior to their maturity in January 2005 and extending the maturity date of our revolving credit facility with CIT Group, for at least the next twelve months. However, in the event that we do not meet our financial covenants in the future, and we are unsuccessful in obtaining waivers of any future non-compliance that might arise, our lenders would have the right to accelerate our debt with them, and cross-default provisions could result in acceleration of our other indebtedness, including the 16% and 18% Subordinated Notes.

      Events of default under the 16% and 18% Subordinated Notes occur upon our failure to pay principal and interest under the 16% and 18% Subordinated Notes, our insolvency, a change of control or breach of the 16% and 18% Subordinated Note covenants and our other debt covenants, including the financial covenants described above. Three holders of the 16% and 18% Subordinated Notes each have the right to designate one observer to our board of directors and its committees. None of the observers shall have any right to vote at any such board or committee meetings. Two holders of the 16% and 18% Subordinated Notes also have the right to each designate one individual to be nominated by our board of directors as a member of our board. One of these holders designated a nominee who was elected to our board of directors at our 2004 Annual Meeting of Stockholders held on July 28, 2004.

      In March 2004, we extended the maturity of our revolving credit facilities with Southwest Bank to January 2005. Based on the maturity of these facilities, this debt is classified as current as of June 30, 2004. We must secure an alternate credit facility to replace the Southwest Bank credit facilities by January 21, 2005, the extended maturity date, in order to repay these borrowings when they become due. Prior to being able to refinance our existing revolving credit facilities, management believes that we will need to increase our equity through the consummation of an equity or exchange offering or other transaction in order to refinance all or a portion of the 16% and 18% Subordinated Notes. We are in discussions with the holders of the 16% and 18% Subordinated Notes regarding the terms and structure of such refinancing. Management believes that it can obtain replacement financing in an amount that will be sufficient to meet our future needs in the fourth quarter of 2004. However, there can be no assurance that we will be successful in this regard. In addition, our revolving credit facility with CIT Group is also classified as current as of June 30, 2004 based on its maturity in May 2005.

      Our loans are collateralized by mortgages on all of our vessels and property and by accounts receivable and claims. Advances under our revolving credit facilities with Southwest Bank may be obtained in accordance with a borrowing base defined as a percentage of accounts receivable balances and costs in excess of billings. Our loans contain customary default and cross-default provisions and some require us to maintain financial ratios at quarterly determination dates. The loan agreements also contain covenants that limit our ability to incur additional debt, pay dividends, create liens, sell assets and make capital expenditures.

      During the second quarter of 2004, our liquidity was impacted by continued low utilization levels of our vessels, unusually adverse weather conditions in the U.S. Gulf of Mexico, a fire aboard the Gulf Horizon while en route to Israel for the IEC project and costs incurred in connection with the start-up of our project offshore Mexico for Pemex. The timing of the collection of progress payments on customer contracts and our ability to stay on budget and meet our cash flow forecasts for our projects are of critical importance to provide cash from operations. Our ability to continue as a going concern is dependent on generating sufficient cash flows from operations for meeting our liquidity needs, servicing our debt requirements and meeting financial covenants. Accordingly, if we are unable to generate sufficient cash flows from operations, we may have to consider alternatives to settle our existing liabilities with our limited resources, including a potential restructuring of our company or seeking protection from creditors through bankruptcy proceedings.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Loss on Debt Extinguishment

      Loss on debt extinguishment relates to the write-off of deferred loan fees of $165,000 for the early payment of our $15.0 million term loan with Elliott Associates during the first quarter of 2004 in connection with the issuance of the 16% Subordinated Notes. Loss on debt extinguishment for the second quarter of 2003 relates to a prepayment penalty of $569,000 and the write-off of deferred loan fees of $299,000 for the early retirement of debt. In June 2003, we refinanced the Sea Horizon with another lender and used a portion of the proceeds to repay and extinguish our previous lender’s debt resulting in the loss on debt extinguishment.

7.	Severance Charges

      During the second quarter of 2003, we incurred approximately $680,000 in charges related to severance and other costs in connection with the resignation of a key employee, which was reflected in selling, general and administrative expenses in the consolidated statements of operations in the second quarter of 2003. We recorded liabilities of $382,000 for severance and other benefits to be paid pursuant to the employee’s separation agreement through August 31, 2004. This amount is to be paid ratably each month through the term of the agreement. In addition, we incurred a non-cash charge of approximately $156,000 related to the remeasurement of the employee’s options and a non-cash charge of approximately $142,000 related to the forgiveness of the employee’s loan pursuant to conditions in his separation agreement. In May 2004, we determined that this key employee was in violation of the non-compete clause of his severance agreement; and accordingly, we have ceased the monthly severance payment under this agreement. Although the employee has not filed arbitration proceedings seeking payment, we continue to reflect the remaining liability under the severance agreement in the accompanying consolidated balance sheet as of June 30, 2004. For the first six months of 2004, we paid $100,000 of the recorded liability resulting in a $131,000 remaining liability at June 30, 2004. All charges are reflected in our domestic region.

8.	Insurance Receivable

      On May 18, 2004, our pipelay barge, the Gulf Horizon, caught fire while on tow from the U.S. Gulf of Mexico to Israel to perform the IEC project. The vessel was recovered 400 miles off the coast of Georgia and was towed to a shipyard in South Carolina. A damage assessment was performed, and we are evaluating repair bids obtained from three U.S. shipyards. If those repair estimates are accurate, the repair costs will equal or exceed the $28.0 million insured value of the vessel and it may ultimately be declared a constructive total loss. However, the underwriters on the policy of marine hull insurance that we purchased to cover physical damage to the vessel have asked for additional repair estimates. Because the three repair estimates we have received to date approach the insured value of the vessel, we have written off the value of the Gulf Horizon and related assets and booked a receivable in an amount equal to the net book value of $22.3 million of the vessel and related assets and $1.1 million of sue and labor costs we incurred through June 30, 2004 that we believe are reimbursable under the insurance policy in addition to the insured value. The insurance receivable is classified as a current receivable in the accompanying consolidated balance sheet as of June 30, 2004. All proceeds received from the insurance company will be used either to repair the vessel, or if the vessel ultimately is determined to be beyond repair, to repay our term loan with CIT Group, which has an outstanding balance of $27.1 million at June 30, 2004. Accordingly, we have classified the CIT Group term loan as current in the accompanying consolidated balance sheet as of June 30, 2004. We are in discussions with underwriters on the policy. We believe that the collection of the receivable is probable, however, the process of collecting any insurance proceeds may involve extensive negotiations with our insurance carrier, which may result in significant delays in collection and a variance in the amount collected from the insured value. As a result, we cannot guarantee the sufficiency of any insurance proceeds that we may ultimately receive, which may be more or less than the amount of the receivable that we have booked. If the recovery differs from the amount booked, we will record a gain or loss in the period in which it is incurred.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Geographic Information

      Horizon operates in a single industry segment, the marine construction services industry, and currently operates in five geographic segments. Information relating to Horizon’s geographic segments follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues:
Domestic	$13.2	$44.0	$34.4	$96.1
Latin America	10.6	—	15.9	3.6
West Africa	2.5	(1.3)	13.5	5.6
Southeast Asia	2.2	15.1	7.2	19.2
Mediterranean	16.4	—	16.4	—
Other	—	0.1	—	0.5

Total	$44.9	$57.9	$87.4	$125.0

Gross Profit:
Domestic	$(5.1)	$0.6	$(6.0)	$1.6
Latin America	1.4	(0.6)	0.3	(0.9)
West Africa	(0.1)	(2.7)	0.8	(1.2)
Southeast Asia	(1.3)	2.4	(0.4)	2.5
Mediterranean	4.1	—	4.1	—
Other	—	(0.5)	—	(0.2)

Total	$(1.0)	$(0.8)	$(1.2)	$1.8

	As of

	June 30,	December 31,
	2004	2003

Property and Equipment(1):
Domestic	$123.4	$171.7
Latin America	0.2	0.2
West Africa	19.1	19.7
Southeast Asia	0.2	40.1
Mediterranean	62.2	—
Other	—	7.7

Total	$205.1	$239.4

(1)	Property and equipment includes vessels, property and related marine equipment. Amounts reflect the location of the assets at June 30, 2004 and December 31, 2003. Equipment location changes as necessary to meet working requirements. Other identifiable assets include inventory and other long-term assets, and are primarily located in the domestic region. Goodwill is associated with the Latin America region.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Subsequent Events

      We had an operating loss for the first six months of 2004 and negative cash flows from operations which has significantly impacted our liquidity. In order to meet immediate working capital needs for the first six months of 2004 and secure a $9.1 million letter of credit for the IEC contract, we issued $65.4 million principal amount of 16% Subordinated Notes in March 2004 and $18.75 million principal amount of 18% Subordinated Notes in May 2004 at a 20% discount, for $15.0 million. Additionally, the 18% Subordinated Note holders have an option to purchase up to an additional $6.25 million of 18% Subordinated Notes at a 20% discount for $5.0 million. We are pursuing additional financing from the 18% Subordinated Note holders and are in negotiations with such holders regarding the terms of such financing. We have obtained a consent from the Export-Import Bank of the United States (EXIM), which guarantees one of our revolving credit facilities with Southwest Bank, to release a portion of the Iroquois claim from its collateral, which, together with the other collateral that already secures the 18% Subordinated Notes, would provide additional security for this indebtedness. Upon obtaining EXIM’s consent, we were required to reduce the borrowing capacity under our domestic revolving credit facility with Southwest Bank from $20 million to $15 million, and the interest rate for such facility was increased by 1% to Southwest Bank’s prime rate plus 2%.

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

General

      We provide marine construction services for the offshore oil and gas and other energy related industries in the U.S. Gulf of Mexico, Northeastern U.S., Latin America, Southeast Asia, West Africa and have recently expanded our operations to the Mediterranean to perform work under a new contract that we were awarded in March 2004. We have nine operational vessels in our marine fleet, including four pipelay and pipebury vessels, one diving support vessel, one dedicated pipebury vessel, two derrick barges and one combination pipelay and derrick vessel.

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

      Historically, oil and gas prices and the level of exploration and development activity have fluctuated substantially, impacting the demand for pipeline and marine construction services. Factors affecting our profitability include competition, equipment and labor productivity, contract estimating, weather conditions and other risks inherent in marine construction. The marine construction industry in the U.S. Gulf of Mexico and offshore Mexico is highly seasonal as a result of weather conditions with the greatest demand for these services occurring during the second and third calendar quarters of the year. International shallow water areas offshore Southeast Asia is less cyclical and is not impacted seasonally to the degree the U.S. Gulf of Mexico and offshore Mexico is impacted. The West Africa work season helps to offset the decreased demand during the winter months in the U.S. Gulf of Mexico.

Overview

      We had an operating loss for the first six months of 2004 of $(15.0) million and negative cash flows from operations of $(36.7) million. The operating loss was $(9.0) million for the quarter ended June 30, 2004. The increased operating loss for the first six months of 2004 is due to a number of factors. We continue to experience lower levels of vessel utilization due to competitive conditions in the marine construction industry. The gross loss for the six months ended June 30, 2004 is primarily attributable to losses generated by our domestic operations, as we did not have a sufficient level of contract activity and associated revenues to support our operating cost structure in this geographic area. The continuing low levels of vessel utilization due to competitive market conditions and unusually adverse weather in the U.S. Gulf of Mexico during the first half of 2004 were contributing factors to the loss from our domestic operation. Also, productivity on the execution of certain projects during the first quarter of 2004 was less than initially estimated when the projects were bid. During the second quarter of 2004, management committed to a plan to sell three of our marine construction vessels and a cargo barge in response to the lower levels of utilization. Discussions with potential buyers have indicated a decline in market value of two of the marine vessels held for sale; accordingly, we recorded a $2.6 million impairment loss on assets held for sale during the quarter ended June 30, 2004. Management believes the fair value of the assets held for sale approximates their current carrying value of $10.1 million.

      A fire on the Gulf Horizon on May 18, 2004 while on tow from the U.S. Gulf of Mexico to Israel also contributed to the increased operating loss. The Sea Horizon, our combination pipelay and derrick vessel located in Southeast Asia, replaced the Gulf Horizon to allow the IEC contract to stay on schedule. The diversion of the Sea Horizon from its scheduled work in Southeast Asia and the loss of this work in June 2004 adversely affected our operations in this geographic area for the quarter and will result in the loss of revenues forecasted for the second half of 2004. The Sea Horizon is expected to return to Southeast Asia after completion of the IEC project.

      The Gulf Horizon is currently at a shipyard in South Carolina where a damage assessment was performed and three repair bids were obtained. We purchased a marine hull insurance policy to cover physical damage to the Gulf Horizon while being towed to Israel. We expect the vessel to ultimately be declared a constructive total loss. Accordingly, we wrote off the net book value of the Gulf Horizon and related assets of $22.3 million and reimbursable sue and labor costs of $1.1 million incurred through June 30, 2004 to an insurance receivable. We currently estimate that the insured value of this property will exceed the net book value, and may result in a gain once final insurance amounts are determined.

      We used $9.1 million cash to secure a letter of credit for the IEC contract with proceeds from the issuance of the 18% Subordinated Notes on May 27, 2004. The Sea Horizon and the Canyon Horizon mobilized to Israel and arrived at the end of July 2004 to begin work on the installation of a 40” diameter natural gas transmission pipeline. During the second quarter, we recognized $16.4 million in contract revenues and gross profit of $4.1 million related to the mobilization phase of this project. This project is estimated to be substantially complete by the end of 2004.

      Our Latin America operations improved during the second quarter as we have begun work on a contract for the construction and installation of several pipelines in the Bay of Campeche for Pemex. We completed the engineering and the procurement of 24” diameter pipe required for the project during the first half of 2004. The Lone Star Horizon mobilized and began work in late July 2004 to lay and trench pipelines ranging in size from 10” diameter to 24” diameter and will perform one shore approach. The Atlantic Horizon is expected to mobilize in mid August 2004 to complete minor trenching and perform tie-ins on the Pemex project, which will be substantially completed during the fourth quarter of 2004.

      For the six months ended June 30, 2004, revenues related to our IEC contract accounted for 19% and the Pemex contract accounted for 18% of our consolidated revenues. Construction activities related to the two-year pipeline and structural installation program in Nigeria were substantially complete at March 31, 2004 and accounted for 16% of our consolidated revenues for the first half of 2004. Our customer in Nigeria has an option, expiring in September 2004 pursuant to the contract, for a third year of work which would begin in

October 2004. Our customer requested and is currently reviewing our pricing submitted to perform this work, but has not yet exercised its option.

      In addition to the recent events described above, our inability to collect significant outstanding receivables and claims from Pemex, Iroquois and Williams has continued to impact our liquidity and caused us to closely manage cash. We were able to meet cash needs through the second quarter of 2004 from the financing secured with proceeds of $59.9 million from the issuance of 16% and 18% Subordinated Notes in March and May 2004, respectively. It is critical for us to stay on budget and meet our cash flow forecasts for our projects in order to provide sufficient cash from operations to meet our liquidity needs for the remainder of 2004. For discussion of our current liquidity position, see “Liquidity and Capital Resources” herein.

      We continue to negotiate and use our best efforts to resolve our EPC 64 contract claims with Pemex. The total claims that we submitted to Pemex approximated $78 million and included unapproved claims for extra work related to interferences, interruptions and other delays as well as claims for additional scope of work performed. The unapproved claims recorded as revenue to the extent of costs incurred through December 31, 2002 do not include any profit and are substantially less than the actual claims submitted to Pemex. Of the $78 million of claims submitted, the carrying value at June 30, 2004 is $25.5 million and is included in costs in excess of billings. If we are unsuccessful in resolving our EPC 64 contract claims against Pemex, we intend to submit some or all of the claims to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce. Our reserved net claim receivable as of June 30, 2004 of approximately $25.5 million is our best estimate of the amount we believe we will collect on our EPC 64 contract claims. A failure to recover any amount from Pemex in negotiations or possible arbitration could result in a loss of up to our carrying value of $25.5 million. It is possible that the EPC 64 claim could be settled for an amount in excess of our recorded balance, which could result in a recovery of our reserve in the period settlement is reached. The process for resolving these claims could continue into 2005 and beyond. Collection of amounts related to these claims would be remitted directly as prepayment of the 16% and 18% Subordinated Notes.

      As of August 1, 2004, our backlog totaled approximately $133 million compared to our backlog at August 1, 2003 of approximately $88 million. The IEC contract and the Pemex contract have increased our backlog. Of the total backlog as of August 1, 2004, approximately $23 million is not expected to be earned until after June 2005.

Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We must apply significant, subjective and complex estimates and judgments in this process. Among the factors, but not fully inclusive of all factors, that may be considered by management in these processes are: the range of accounting policies permitted by accounting principles generally accepted in the United States; management’s understanding of our business; expected rates of business and operational change; sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. Among the most subjective judgments employed in the preparation of these financial statements are estimates of expected costs to complete construction projects, the collectibility of contract receivables and claims, the fair value of salvage inventory, the depreciable lives of and future cash flows to be provided by our equipment, the amortization period of maintenance and repairs for dry-docking activity, estimates for the number and related costs of insurance claims for medical care and Jones Act obligations, judgments regarding the outcomes of pending and potential litigation and certain judgments regarding the nature of income and expenditures for tax purposes. We review all significant estimates on a recurring basis and record the effect of any necessary adjustments prior to publication of our financial statements. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date.

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, assuming Horizon continues as a going concern. The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should Horizon be unable to continue as a going concern.

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

      The complexity of the estimation process and all issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion methodologies affect the amounts reported in our consolidated financial statements. If our business conditions were different, or if we used different assumptions in the application of this accounting policy, it is likely that materially different amounts could be reported in our financial statements. If we used the completed contract method to account for our revenues, our results of operations would reflect greater variability in quarterly revenues and profits as no revenues or costs would be recognized on projects until the projects were substantially complete, which for larger contracts may involve deferrals for several quarters.

Accounts Receivable

      We have significant investments in billed and unbilled receivables as of June 30, 2004. Billed receivables represents amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Allowances for estimated nonrecoverable costs primarily provide for losses that may be sustained on unapproved change orders and claims. We evaluate our contract receivables and costs in excess of billings and thoroughly review historical collection experience, the financial condition of our customers, billing disputes and other factors. During the fourth quarter of 2003, we recorded a $33.1 million reserve for unapproved claims against Pemex. During the first six months of 2004, there were no collections on our Pemex unapproved claims, and there was no change in our reserve for the Pemex unapproved claims.

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

      Our reserved net claim receivable remaining from Pemex at June 30, 2004 of approximately $25.5 million, which includes approximately $19.1 million of unapproved claims and $6.4 million of additional scope of work, is our best estimate of the amount we believe we will collect on our EPC 64 contract claims. Final resolution of this matter could reasonably be expected to vary from $25.5 million. A failure to recover any amounts from Pemex in negotiations or possible arbitration could result in a further loss of up to our carrying value of $25.5 million. It is possible that the EPC 64 claim could be settled for an amount in excess of our recorded balance, which could result in a recovery of our reserve in the period settlement is reached. The process for resolving these claims could continue into 2005 and beyond. Collection of amounts related to these claims would be remitted directly as prepayment of the 16% and 18% Subordinated Notes.

      At June 30, 2004, our reserved contract receivables of $27.2 million from Iroquois is our best estimate of the amount we believe we will collect. On January 20, 2004, we filed a lawsuit for breach of contract and wrongful withholding of amounts due to us for services performed under our contract with Iroquois. Iroquois has filed counter-claims against us for alleged damage to its pipeline, extra costs to complete work due to alleged breach of contract, indemnity for certain damage to third parties and alleged failure to perform efficiently. We believe these counter-claims have no merit and intend to vigorously defend against them. We cannot predict whether a negotiated resolution of this dispute will occur or, if such a resolution does occur, the precise terms of such a resolution. We could incur a loss for uncollectible amounts of up to the carrying value of $27.2 million. Collection of the Iroquois contract receivables at their recorded carrying value would provide net proceeds of approximately $13 million after payments to subcontractors on this project, of which $6.25 million would be remitted directly as prepayment of the 18% Subordinated Notes.

      At June 30, 2004, our reserved contract receivables of $5.5 million from Williams is our best estimate of the amount we believe we will collect. On September 12, 2003, we filed a lawsuit for breach of contract and wrongful withholding of amounts due to us for services performed under our contract with Williams. Williams has filed a counter-claim against us for alleged breach of contract. We believe that this counter-claim has no merit and intend to vigorously defend against it. We cannot predict whether a negotiated resolution of this dispute will occur or, if such a resolution does occur, the precise terms of such a resolution. We could incur a loss for uncollectible amounts of up to the carrying value of $5.5 million. Collection of amounts related to these receivables would be remitted directly as prepayment of the 16% Subordinated Notes.

Other Assets

      Other assets consist principally of capitalized dry-dock costs, deferred loan fees, deposits and goodwill.

      Dry-dock costs are direct costs associated with scheduled major maintenance on our marine vessels and are capitalized and amortized over a five-year cycle. We incurred and capitalized dry-dock costs of $11.8 million for the six months ended June 30, 2004 and $1.4 million for the six months ended June 30, 2003. The significant dry-dock costs capitalized for the first six months of 2004 relate primarily to the vessels utilized to perform the work awarded under the IEC and Pemex contracts. Major maintenance on the Canyon Horizon prior to its mobilization to Israel, as well as regulatory dry-dockings for the American Horizon and the Pecos Horizon required by the U.S. Coast Guard and the American Bureau of Shipping, were completed during the first half of 2004. As of June 30, 2004, capitalized dry-dock costs totaled $19.7 million.

      Loan fees paid in connection with new loan facilities are deferred and amortized over the term of the respective loans. The amortization of the deferred loan fees is recorded as interest expense in the accompanying consolidated statements of operations. In connection with the issuance of the 16% and 18% Subordinated Notes, we incurred and capitalized loan fees of $10.5 million during the six months ended June 30, 2004.

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

      On May 18, 2004, our pipelay barge, the Gulf Horizon, caught fire while on tow from the U.S. Gulf of Mexico to Israel to perform the IEC project. The vessel was recovered 400 miles off the coast of Georgia and was towed to a shipyard in South Carolina. A damage assessment was performed, and we are evaluating repair bids obtained from three U.S. shipyards. If those repair estimates are accurate, the repair costs will equal or exceed the $28.0 million insured value of the vessel and it may ultimately be declared a constructive total loss. However, the underwriters on the policy of marine hull insurance that we purchased to cover physical damage to the vessel have asked for additional repair estimates. Because the three repair estimates we have received to date approach the insured value of the vessel, we have written off the value of the Gulf Horizon and related assets and booked a receivable in an amount equal to the net book value of $22.3 million of the vessel and related assets and $1.1 million of sue and labor costs we incurred through June 30, 2004 that we believe are reimbursable under the insurance policy in addition to the insured value. The insurance receivable is classified as a current receivable in the accompanying consolidated balance sheet as of June 30, 2004. All proceeds received from the insurance company will be used either to repair the vessel, or if the vessel ultimately is determined to be beyond repair, to repay our term loan with CIT Group, which has an outstanding balance of $27.1 million at June 30, 2004. Accordingly, we have classified the CIT Group term loan as current in the accompanying consolidated balance sheet as of June 30, 2004. We are in discussions with underwriters on the policy. We believe that the collection of the receivable is probable, however, the process of collecting any insurance proceeds may involve extensive negotiations with our insurance carrier, which may result in significant delays in collection and a variance in the amount collected from the insured value. As a result, we cannot guarantee the sufficiency of any insurance proceeds that we may ultimately receive, which may be more or less than the amount of the receivable that we have booked. If the recovery differs from the amount booked, we will record a gain or loss in the period in which it is incurred.

      During the second quarter of 2004, management committed to a plan to sell three of our marine construction vessels and a cargo barge due to the sustained difficult economic environment and depressed market for the marine construction industry throughout 2003 and the first half of 2004. We continue to experience lower levels of vessel utilization due to competitive conditions in this depressed market, and management believes that the disposition of these assets and associated debt reduction will improve our financial position, as well as our utilization. We have listed these assets for sale and are actively locating and negotiating with potential buyers. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we reclassified these assets from property and equipment to assets held for sale in the accompanying consolidated balance sheet as of June 30, 2004 and ceased depreciation on the assets. As required by SFAS No. 144, in order to classify these assets as held for sale, it must be probable that these assets will be sold within one year unless certain criteria are met. We are also required to measure these assets at the lower of their carrying amount or fair value, less cost to sell the asset. Based upon our marketing of these assets for sale, discussions with potential buyers have indicated a decline in market value of two of the marine vessels held for sale. Accordingly, we recorded a charge of $2.6 million as impairment loss on assets held for sale during the second quarter of 2004 to reduce the net carrying value of the assets to the fair value, less the cost to sell the assets. Management believes the fair value of the assets held for sale approximates their current carrying value of $10.1 million.

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

      In January 2003, we granted options to three former directors to purchase 15,320 shares of common stock at an exercise price equal to the market price of the common stock on the date of grant. These options vested immediately, and $56,000 was recorded as compensation expense in the consolidated statement of operations during the first quarter of 2003. Also, we recorded $156,000 as compensation expense in the consolidated statements of operations during the second quarter of 2003 related to the remeasurement of options in connection with the resignation of a key employee.

      The FASB has proposed to mandate expense recognition for stock options and other types of equity-based compensation based on the fair value of the options at the grant date. Additionally, the FASB is evaluating how to develop a measure of the fair value of an option. Based on the final outcome of the FASB proposal, we may be required to recognize expense related to stock options and other types of equity-based compensation in future periods. Additionally, we may be required to change our method for determining the fair value of stock options.

Income Taxes

      We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. The current provision for income tax is based upon the current tax laws and our interpretation of these laws, as well as the probable outcomes of any foreign or domestic tax audits. The value of our net deferred tax asset is dependent upon our estimates of the amount and category of future taxable income and is reduced by the amount of any tax benefits that are not expected to be realized. For the three and six months ended June 30, 2004, a valuation allowance against the net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income in the amount of $4.7 million and $8.7 million, respectively, was charged as income tax expense. Our valuation allowance as of June 30, 2004 is approximately $31.8 million. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our financial position and results of operations.

Results of Operations

      Information relating to Horizon’s operations follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues:
Domestic	$13.2	$44.0	$34.4	$96.1
Latin America	10.6	—	15.9	3.6
West Africa	2.5	(1.3)	13.5	5.6
Southeast Asia	2.2	15.1	7.2	19.2
Mediterranean	16.4	—	16.4	—
Other	—	0.1	—	0.5

Total	$44.9	$57.9	$87.4	$125.0

Gross Profit:
Domestic	$(5.1)	$0.6	$(6.0)	$1.6
Latin America	1.4	(0.6)	0.3	(0.9)
West Africa	(0.1)	(2.7)	0.8	(1.2)
Southeast Asia	(1.3)	2.4	(0.4)	2.5
Mediterranean	4.1	—	4.1	—
Other	—	(0.5)	—	(0.2)

Total	$(1.0)	$(0.8)	$(1.2)	$1.8

Quarter Ended June 30, 2004 Compared to the Quarter Ended June 30, 2003

      Contract Revenues. Contract revenues were $44.9 million for the quarter ended June 30, 2004, compared to $57.9 million for the quarter ended June 30, 2003. The sustained difficult economic environment and depressed market in the marine construction industry, along with the accompanying decrease in pricing of services for marine construction in the U.S. Gulf of Mexico, have continued to impact domestic revenues. In addition, we experienced unusually adverse weather conditions in the U.S. Gulf of Mexico during the second quarter of 2004, which further reduced both domestic revenues and profit. Our lack of work in the Northeastern U.S. during 2004 compared to 2003 was partially offset by revenues recognized on the IEC and Pemex contracts during the quarter ended June 30, 2004. Revenues on the IEC project accounted for 37% and the Pemex project accounted for 23% of consolidated revenues for the second quarter of 2004. The diversion of the Sea Horizon from its scheduled work in Southeast Asia to substitute for the Gulf Horizon on the IEC contract has adversely impacted revenues and gross profit for the second quarter of 2004. Construction activities related to the two-year pipeline and structural installation program in Nigeria were substantially complete at March 31, 2004 and accounted for 5% of our consolidated revenues for the second quarter of 2004.

      Gross Profit. Gross profit was a $(1.0) million loss for the quarter ended June 30, 2004, compared to a $(0.8) million loss for the same quarter of 2003. Our domestic operations generated losses as we did not have a sufficient level of contract activity and associated revenues to support our operating cost structure. In addition, domestic gross profit was negative as a result of the continuing low levels of vessel utilization due to competitive market conditions and unusually adverse weather conditions in the U.S. Gulf of Mexico during the second quarter of 2004. During the second quarter, we recognized gross profit of $4.1 million related to the mobilization phase of the IEC project. We also recognized gross profit of $1.4 million on the Pemex project during 2004, as we completed the engineering and the procurement of pipe required for the project. The substantial completion of our project in Nigeria during the first quarter of 2004 and the subsequent lack of work in the second quarter of 2004 resulted in a gross loss from our West Africa operations for the quarter ended June 30, 2004.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.4 million (12.1% of contract revenues) for the three months ended June 30, 2004, compared with $6.5 million (11.2% of contract revenues) for the first quarter of 2003. Selling, general and administrative expenses decreased for the three months ended June 30, 2004 compared to the same quarter last year as we recorded charges of $680,000 related to severance and other costs in connection with the resignation of a key employee and costs related to the consulting firm in Mexico to assist us in the administration of our Pemex claims during 2003. The decrease was partially offset by an increase in expenses for the second quarter of 2004 related to legal costs associated with our ongoing contract disputes and related litigation, professional advisor fees and costs incurred as we implement Section 404 of the Sarbanes-Oxley Act.

      Impairment loss on assets held for sale. During the second quarter of 2004, management committed to a plan to sell three of our marine construction vessels and a cargo barge due to the sustained difficult economic environment and depressed market for the marine construction industry throughout 2003 and the first half of 2004. Management believes that the disposition of these assets and associated debt reduction will improve our financial position. We have listed these assets for sale and are actively locating and negotiating with potential buyers, and discussions with potential buyers have indicated a decline in market value of two of the marine vessels held for sale. Accordingly, we recorded a charge of $2.6 million as impairment loss on assets held for sale during the second quarter of 2004 to reduce the net asset carrying value to the fair value, less the cost to sell the assets. There were no impairment losses on property and equipment for the quarter ended June 30, 2003.

      Interest Expense. Interest expense was $6.7 million for the three months ended June 30, 2004 and $2.1 million for the same period last year. Our total outstanding debt was $224.5 million before debt discount of $19.4 million at June 30, 2004, compared to $153.1 million at June 30, 2003. Interest expense increased due to higher average outstanding debt balances, higher interest rates and other financing costs. Interest expense also increased due to the amortization of the debt discount associated with the 16% and 18% Subordinated Notes and additional amortization of deferred loan fees related to these subordinated notes.

      Interest Income. Interest income on cash investments for the three months ended June 30, 2004 was $14,000 compared to $10,000 for the three months ended June 30, 2003. Cash investments consist of interest bearing demand deposits.

      Loss on Debt Extinguishment. There was no loss on debt extinguishment during the second quarter of 2004. Loss on debt extinguishment for the second quarter of 2003 relates to a prepayment penalty of $569,000 and the write-off of deferred loan fees of $299,000 for the early retirement of debt. In June 2003, we refinanced the Sea Horizon with another lender and used a portion of the proceeds to repay and extinguish our previous lender’s debt resulting in the loss on debt extinguishment.

      Other Income (Expense), Net. Other income (expense) for the quarter ended June 30, 2004 primarily consisted of approximately $82,000 of foreign currency gain due to activity in West Africa denominated in Nigerian naira and an increase of the U.S. dollar compared to the Nigerian naira. Other income (expense) for the three months ended June 30, 2003 primarily consisted of $89,000 of net foreign currency loss due to activity in Mexico denominated in Mexican pesos and a decline of the U.S. dollar compared to the Mexican peso.

      Income Taxes. We use the liability method of accounting for income taxes. For the quarter ended June 30, 2004, we recorded an income tax provision of $0.5 million on pre-tax loss of $(15.7) million. The provision for 2004 relates to foreign taxes on income generated from international operations. There was no tax benefit recorded on pre-tax losses due to the recording of additional valuation allowance of $4.7 million for the second quarter of 2004 to fully offset our net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income. For the quarter ended June 30, 2003, we recorded a federal income tax benefit of $(6.2) million, at a net effective rate of 60.6% on pre-tax loss of $(10.3) million. The difference in the effective tax rate and the statutory tax rate is primarily due to the tax benefit recognized for the quarter ended June 30, 2003 attributable to a research and development credit of $(3.0) million.

      Net Loss. Net loss for the quarter ended June 30, 2004 was $(16.2) million, or $(0.60) per share-diluted. This compares with net loss of $(4.1) million, or $(0.15) per share-diluted for the quarter ended June 30, 2003.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

      Contract Revenues. Contract revenues were $87.4 million for the six months ended June 30, 2004, compared to $125.0 million for the six months ended June 30, 2003. The decline in revenues is primarily a result of a decrease in domestic revenues due to the sustained difficult economic environment and depressed market in the marine construction industry for the U.S. Gulf of Mexico. We have experienced a decrease in pricing of services for marine construction in the U.S. Gulf of Mexico due to the highly competitive market. Our domestic revenues and gross profits were further reduced by unusually adverse weather conditions during the first half of 2004. Revenues related to the IEC contract accounted for 19% and the Pemex contract accounted for 18% of consolidated revenues for the six months ended June 30, 2004, which partially offset our lack of work in the Northeastern U.S. during 2004 compared to 2003. For the first six months of 2003, revenues generated in the Northeastern U.S. accounted for 45% of consolidated revenues. Construction activities related to our project in West Africa accounted for 16% of our consolidated revenues for the first half of 2004.

      Gross Profit. Gross profit was a $(1.2) million loss for the six months ended June 30, 2004, compared to gross profit of $1.8 million (1.4% of contract revenues) for 2003. Our domestic operations generated losses as we did not have a sufficient level of contract activity and associated revenues to support our operating cost structure. In addition, domestic gross profit was negative as a result of the continuing low levels of vessel utilization due to competitive market conditions in the U.S. Gulf of Mexico. Also, productivity on execution of projects during the first six months of 2004 was less than initially estimated when the work was bid. During the second quarter, we recognized gross profit of $4.1 million related to the mobilization phase of the IEC project. Gross profit for Latin America improved due to the Pemex project. The construction activities related to the two-year pipeline and structural installation program in Nigeria resulted in $0.8 million gross profit for this region for the first six months of 2004. Gross profit for Southeast Asia declined as the Sea Horizon was mobilized to work on the IEC contract offshore Israel.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $11.3 million (12.9% of contract revenues) for the six months ended June 30, 2004, compared with $11.9 million (9.5% of contract revenues) for the first six months of 2003. Selling, general and administrative expenses decreased for the six months ended June 30, 2004 compared to the same period last year as we recorded charges of $680,000 related to severance and other costs in connection with the resignation of a key employee and costs related to the consulting firm in Mexico to assist us in the administration of our Pemex claims during the first half of 2003. The decrease was partially offset by expenses incurred during the first six months of 2004 related to legal costs associated with our ongoing contract disputes and related litigation, professional advisor fees and costs incurred as we implement Section 404 of the Sarbanes-Oxley Act.

      Impairment loss on assets held for sale. During the second quarter of 2004, management committed to a plan to sell three of our marine construction vessels and a cargo barge due to the sustained difficult economic environment and depressed market for the marine construction industry throughout 2003 and the first half of 2004. Management believes that the disposition of these assets and associated debt reduction will improve our financial position. We have listed these assets for sale and are actively locating and negotiating with potential buyers, and discussions with potential buyers have indicated a decline in market value of two of the marine vessels held for sale. Accordingly, we recorded a charge of $2.6 million as impairment loss on assets held for sale during the second quarter of 2004 to reduce the net asset carrying value to the fair value, less the cost to sell the assets. There were no impairment losses on property and equipment for the six months ended June 30, 2003.

      Interest Expense. Interest expense was $10.5 million for the six months ended June 30, 2004 and $3.6 million for the same period last year. Our total outstanding debt was $224.5 million before debt discount of $19.4 million at June 30, 2004, compared to $153.1 million at June 30, 2003. Interest expense increased due to higher average outstanding debt balances, higher interest rates and other financing costs. Interest expense also increased due to the amortization of the debt discount associated with the 16% and 18% Subordinated Notes and additional amortization of deferred loan fees of these subordinated notes.

      Interest Income. Interest income on cash investments for the six months ended June 30, 2004 was $28,000 compared to $21,000 for the six months ended June 30, 2003. Cash investments consist of interest bearing demand deposits.

      Loss on Debt Extinguishment. Loss on debt extinguishment relates to the write-off of deferred loan fees of $165,000 for the early payment during the first quarter of 2004 of our $15.0 million term loan with Elliott Associates. In March 2004, we issued $65.4 million of 16% Subordinated Notes and used a portion of the proceeds to repay our outstanding loan with Elliott Associates. Elliott Companies purchased $15.0 million aggregate principal amount of the 16% Subordinated Notes. Loss on debt extinguishment for 2003 relates to a prepayment penalty of $569,000 and the write-off of deferred loan fees of $299,000 for the early retirement of debt. In June 2003, we refinanced the Sea Horizon with another lender and used a portion of the proceeds to repay and extinguish our previous lender’s debt resulting in the loss on debt extinguishment.

      Other Income (Expense), Net. Other income (expense) for the six months ended June 30, 2004 primarily consisted of approximately $10,000 of net foreign currency gain due to activity in West Africa denominated in Nigerian naira and an increase of the U.S. dollar compared to the Nigerian naira. Other income (expense) for the six months ended June 30, 2003, primarily consisted of $136,000 of net foreign currency loss due to activity in Mexico denominated in Mexican pesos and a decline of the U.S. dollar compared to the Mexican peso.

      Income Taxes. We use the liability method of accounting for income taxes. For the six months ended June 30, 2004, we recorded an income tax provision of $1.3 million on pre-tax loss of $(25.6) million. The provision for 2004 relates to foreign taxes on income generated from international operations. There was no tax benefit recorded on pre-tax losses due to the recording of additional valuation allowance of $8.7 million for the six months ended June 30, 2004 to fully offset our net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income. For the six months ended June 30, 2003, we recorded a federal income tax benefit of $(7.7) million, at a net effective rate of 52.5% on pre-tax loss of $(14.7) million. The difference in the effective tax rate and the statutory tax rate is primarily due to the tax benefit recognized for the six months ended June 30, 2003 attributable to a research and development credit of $(3.0) million.

      Net Loss. Net loss for the six months ended June 30, 2004 was $(26.9) million, or $(1.00) per share-diluted. This compares with net loss of $(7.0) million, or $(0.27) per share-diluted for the six months ended June 30, 2003.

Liquidity and Capital Resources

      During the past two years and for the first six months of 2004, we have experienced operating and net losses. Our liquidity is currently being significantly impacted by several factors. We continue to experience lower levels of vessel utilization due to competitive conditions in the marine construction industry. The gross loss for the six months ended June 30, 2004 is primarily attributable to losses generated by our domestic operations, as we did not have a sufficient level of contract activity and associated revenues to support our operating cost structure in this geographic area, and to the $2.6 million impairment loss on assets held for sale. We also experienced a fire aboard the Gulf Horizon while en route to Israel for the IEC project, and we incurred substantial costs in connection with the start-up of our project for Pemex. Additionally, we incurred significant dry-dock costs during the first six months of 2004 for regulatory dry-dockings on three of our vessels. Our inability to collect outstanding receivables and claims from Pemex, Iroquois and Williams continues to impact our liquidity. The timing of the collection of progress payments and our ability to stay on budget and meet our cash flow forecasts for our projects are of critical importance to provide cash from operations. Our ability to continue as a going concern is dependent on generating sufficient cash flows from operations for meeting our liquidity needs, servicing our debt requirements and meeting financial covenants.

Recent Events

      On March 11, 2004, we issued $65.4 million principal amount of 16% Subordinated Notes to a group of investors in a private placement in order to meet working capital needs. We received net proceeds of $44.9 million, which included $16.6 million, net of $0.7 million issuance costs, allocated to warrants issued in connection with the issuance of 16% Subordinated Notes. These proceeds are net of both offering costs and amounts used to repay all principal and interest under our $15.0 million term loan from Elliott Associates. Elliott Companies purchased $15.0 million aggregate principal amount of the 16% Subordinated Notes. We also substantially reduced our indebtedness under our revolving credit facilities with Southwest Bank; however, we re-borrowed these funds during the second quarter of 2004.

      On May 27, 2004, we issued $18.75 million principal amount of 18% Subordinated Notes in another private placement to Elliott Companies and other holders of the 16% Subordinated Notes. The 18% Subordinated Notes were purchased at a 20% discount, for $15.0 million, resulting in net proceeds of approximately $14 million after offering costs. The 18% Subordinated Notes essentially have the same terms as the 16% Subordinated Notes. Approximately $9.1 million of these net proceeds were used to collateralize a letter of credit required for our IEC contract. The balance of these proceeds was used for immediate working capital needs. In connection with this issuance, we paid the holders of the 16% Subordinated Notes a consent fee of $3.4 million to release their first priority security interest in the Pemex EPC 64 claim not related to interruptions due to adverse weather conditions. Holders of the 16% Subordinated Notes retained a second priority security interest in these claims. This consent fee was paid in-kind with the issuance of additional 16% Subordinated Notes having the same terms as the original 16% Subordinated Notes issued in March 2004. The first priority security interest in this Pemex EPC 64 secures the 18% Subordinated Notes. Additionally, the 18% Subordinated Note holders have an option to purchase up to an additional $6.25 million of 18% Subordinated Notes at a 20% discount for $5.0 million. We are pursuing additional financing from the 18% Subordinated Note holders and are in negotiations with such holders regarding the terms of such financing. We have obtained a consent from EXIM to release a portion of the Iroquois claim from its collateral, which, together with the other collateral that already secures the 18% Subordinated Notes, would provide additional security for this indebtedness. Upon obtaining EXIM’s consent, we were required to reduce the borrowing capacity under our domestic revolving credit facility with Southwest Bank from $20 million to $15 million and the interest rate for such facility was increased by 1% to Southwest Bank’s prime rate plus 2%.

      Our recent operating results will not support any additional indebtedness. As a result, we need to increase our cash flows from operations by generating increased revenues and associated billings from increased project activity to provide us access to the entire borrowing capacity of our existing revolving credit facilities, which mature in January 2005 and May 2005, and enhance our ability to refinance these facilities. Prior to being able to refinance our existing revolving credit facilities, management believes that we will need to increase our equity through the consummation of an equity or exchange offering or other transaction in order to refinance all or a portion of the 16% and 18% Subordinated Notes. We are in discussions with the holders of the 16% and 18% Subordinated Notes regarding the terms and structure of such refinancing.

      Based on management’s current projections and successful execution and completion of our current contracts, we expect to be in compliance with our debt covenants through December 31, 2004, and if successful in refinancing all or a portion of our 16% and 18% Subordinated Notes and our Southwest Bank revolving credit facilities prior to their maturity in January 2005 and extending the maturity date of our revolving credit facility with CIT Group, for at least the next twelve months. However, in the event that we do not meet our financial covenants in the future, and we are unsuccessful in obtaining waivers of any future non-compliance that might arise, our lenders would have the right to accelerate our debt with them, and cross-default provisions could result in acceleration of our other indebtedness, including the 16% and 18% Subordinated Notes. In addition, if we are unable to complete the successful refinancing of all or a portion of the 16% and 18% Subordinated Notes and our three revolving credit facilities prior to their maturity, we may have to consider alternatives to settle our existing liabilities with our limited resources, including a potential restructuring of our company or seeking protection from creditors through bankruptcy proceedings. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary in the event of such an acceleration or if we are unable to continue as a going concern.

Cash Flows

      At June 30, 2004, we had $4.0 million of cash and cash equivalents, and we had no additional available borrowing capacity under our revolving credit facilities. Our available borrowing capacity continues to be limited as a result of decreased levels of project activity and associated customer billings and the exclusion of certain significantly aged receivables from our borrowing base calculation. We need to increase cash flows from operations by generating increased revenues and associated billings from increased domestic and international project activity to provide access to the entire borrowing capacity of our revolving credit facilities. In addition, we will need to complete the refinancing of our revolving credit facilities maturing in January 2005 and extend the maturity of our revolving credit facility maturing in May 2005. Based on the maturity of the Southwest Bank revolving credit facilities due in January 2005 and the CIT Group revolving credit facility due in May 2005, these facilities are classified as current at June 30, 2004. Our operating results will not support any additional indebtedness. Accordingly, management believes that we will need to consummate an equity offering to refinance all or a portion of our 16% and 18% Subordinated Notes prior to their maturity in March 2007.

      Cash used in operations was $(36.7) million for the six months ended June 30, 2004 compared to cash used in operations of $(33.0) million for the six months ended June 30, 2003. Cash used in operations is primarily attributable to our pre-tax loss of $(25.6) million for the six months ended June 30, 2004, restricted cash of $14.4 million related to the Pemex and IEC projects and dry-docking costs of $11.8 million incurred and capitalized. For the six months ended June 30, 2003, funds used in operating activities is primarily attributable to the decrease in accrued job costs and accrued liabilities as projects were completed, delays in collections of revenues and the net loss before income tax benefit of $(14.7) million.

      Cash used in investing activities was $(4.1) million for the six months ended June 30, 2004 compared to cash used in investing activities of $(8.4) million for the same period of 2003. The decrease in cash used in investing activities is attributable to a decline in our capital expenditures during 2004 as compared to the substantial completion of major upgrades on the Sea Horizon during 2003.

      Cash provided by financing activities was $34.6 million for the six months ended June 30, 2004 compared to cash provided by financing activities of $53.6 million for same period of 2003. Funds provided by financing activities for the first six months of 2004 included $59.9 million proceeds from the issuance of our 16% and 18% Subordinated Notes, offset by net $18.2 million used to reduce our indebtedness under our three revolving credit facilities. Funds provided by financing activities for the six months ended June 30, 2003 is attributable to additional term debt borrowed and net borrowings under our revolving credit facilities to meet working capital needs.

Working Capital

      As of June 30, 2004 we had a working capital deficit of $(49.3) million compared to $26.1 million of working capital at December 31, 2003. The decrease in working capital was primarily attributable to our pre-tax loss for the six months ended June 30, 2004, the current classification of our revolving credit facilities maturing in January 2005 and May 2005 and the current classification of a portion of the 16% and 18% Subordinated Notes. Although our 16% and 18% Subordinated Notes mature in March 2007, the portion collateralized by our Pemex, Williams and Iroquois receivables and claims has been classified as a current liability in the consolidated balance sheet as of June 30, 2004.

Indebtedness

      At June 30, 2004, we had approximately $224.5 million in total outstanding debt before debt discount of $19.4 million. This represents an approximate increase of $53.0 million from December 31, 2003. This increase in debt is primarily due to the 16% and 18% Subordinated Notes that were issued in March and May 2004, respectively, to meet working capital needs. A portion of the proceeds from the issuance of the subordinated notes was used to repay our $15.0 million term loan with Elliott Associates that was originally due June 30, 2004 and to secure a $9.1 million letter of credit for our IEC contract offshore Israel. The remainder was used for immediate working capital needs and included repayments under our three revolving credit facilities. These funds were subsequently re-borrowed to fund activities for significant projects for IEC and for Pemex. Of the $205.1 million of outstanding net debt reflected in the accompanying consolidated balance sheet at June 30, 2004, $57.9 million represents borrowings on our three revolving credit facilities, $75.6 million represents outstanding balances on eight term-debt facilities and $71.6 million represents the outstanding balance on our 16% and 18% Subordinated Notes (net of $19.4 million representing the unamortized portion of both the original $17.3 million debt discount recorded related to the warrants issued with the 16% Subordinated Notes and $3.75 million debt discount for the 18% Subordinated Notes). The total obligation under our 16% and 18% Subordinated Notes at June 30, 2004 was $91.0 million, including interest paid in-kind and before debt discount. At June 30, 2004, we had no additional available borrowing capacity under our revolving credit facilities. Our available borrowing capacity continues to be limited as a result of decreased levels of project activity and associated customer billings and the exclusion of certain significantly aged receivables from our borrowing base calculation. We need to increase cash flows from operations by generating increased revenues and associated billings from increased domestic and international project activity to provide access to the entire borrowing capacity of our revolving credit facilities. Interest rates vary from the one-month commercial paper rate plus 2.45% to 18%, and our average interest rate at June 30, 2004, including amortization of the debt discount on our 16% and 18% Subordinated Notes, was 12.6%. Our term-debt borrowings currently require approximately $804,000 in total monthly principal payments.

      Our loans are collateralized by mortgages on all of our vessels and property and by accounts receivable and claims. Advances under our revolving credit facilities with Southwest Bank may be obtained in accordance with a borrowing base defined as a percentage of accounts receivable balances and costs in excess of billings. Our loans contain customary default and cross-default provisions and some require us to maintain certain financial ratios at quarterly determination dates. The loan agreements also contain certain covenants that limit our ability to incur additional debt, pay dividends, create liens, sell assets and make capital expenditures.

      For the quarter ended June 30, 2004, we were in compliance with the covenants required by our credit facilities. See Note 5 of our notes to consolidated financial statements for details of our financial covenants.

Claims and Litigation

      We continue to negotiate with and use our best efforts to resolve our EPC 64 contract claims against Pemex but we have been unsuccessful in resolving these claims. The total claims that we submitted to Pemex approximated $78 million and included unapproved claims for extra work related to interferences, interruptions and other delays as well as claims for additional scope of work performed. The unapproved claims recorded as revenue to the extent of costs incurred through December 31, 2002 do not include any profit and are substantially less than the actual claims submitted to Pemex. Of the $78 million of claims submitted, the carrying value at June 30, 2004 is $25.5 million and is included in costs in excess of billings.

      The carrying value at June 30, 2004 reflects a $33.1 million reserve for the Pemex EPC 64 claims recorded in the fourth quarter of 2003. If we are unsuccessful in resolving our EPC 64 contract claims against Pemex, we intend to submit some or all of the claims to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce. Our reserved net claim receivable as of June 30, 2004 of approximately $25.5 million is our best estimate of the amount we believe we will collect on our EPC 64 contract claims. A failure to recover any amount from Pemex in negotiations or possible arbitration could result in a loss of up to our carrying value of $25.5 million. It is possible that the EPC 64 claim could be settled for an amount in excess of our recorded balance, which could result in a recovery of our reserve in the period settlement is reached. The process for resolving these claims could continue into 2005 and beyond. Collection of amounts related to these claims would be remitted directly as prepayment of the 16% and 18% Subordinated Notes.

      We continue to pursue collection of approximately $27.2 million of reserved contract receivables from Iroquois and $5.5 million of reserved contract receivables from Williams. We have filed suit against Iroquois in the Supreme Court of the State of New York, New York County, for breach of contract and for damages for failure to pay for work performed. We have filed suit against Williams in the 295th Judicial District of the District Court for Harris County, Texas for breach of contract and wrongful withholding of amounts due to us for services. Both Iroquois and Williams have filed counter-claims against us. If these counter-claims are decided unfavorably to us, the result could either reduce our recovery on our valid claims, or if all of our claims are unsuccessful, result in a recovery by Iroquois or Williams, which would have a material adverse impact on our results of operations and financial position. Collection of the Iroquois contract receivables at their recorded carrying value would provide net proceeds of approximately $13 million after payments to subcontractors on this project, which would be remitted directly as prepayment of the 18% Subordinated Notes. Collection of amounts related to the Williams receivables would be remitted directly as prepayment of the 16% Subordinated Notes.

Contractual Obligations and Capital Expenditures

      We have fixed debt service and lease payment obligations under notes payable and operating leases for which we have material contractual cash obligations. Interest rates on our debt vary from vary from the one-month commercial paper rate plus 2.45% to 18%, and our average interest rate at June 30, 2004, including amortization of the debt discount on our 16% and 18% Subordinated Notes, was 12.6%. The following table summarizes our long-term material contractual cash obligations (in millions):

	Remainder
	of 2004	2005	2006	2007	2008	Thereafter	Total

Principal and interest payments on debt	$7,440	$85,087	$17,370	$150,993	$5,493	$24,628	$291,011
Operating leases	1,350	2,547	2,340	2,347	2,168	320	11,072

	$8,790	$87,634	$19,710	$153,340	$7,661	$24,948	$302,083

      We do not have any significant off-balance sheet arrangements.

      Planned capital expenditures for the remainder of 2004 are estimated to range from approximately $2 million to $4 million primarily related to vessel improvements. These expenditures will depend upon available funds, work awarded and future operating activity. Despite our current liquidity issues, our long-term strategy is to expand our operating capabilities and operations into additional selected international areas. To the extent we are successful in identifying opportunities to expand our market share in those areas, we will likely require additional equity.

Forward-Looking Statements

      In addition to historical information, Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements regarding events and financial trends that may affect our future operating results and financial position. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

•	our substantial current indebtedness could adversely affect our financial condition and the availability of cash to fund our operating needs;

•	we will need additional financing in the future;

•	closing additional financing from Elliott Companies and other 18% Subordinated Note holders;

•	we have had operating losses for 2002, 2003 and first half of 2004 and may incur additional operating losses in the future;

•	Pemex’s approval of claims and the outcome of any claims submitted to arbitration;

•	the outcome of litigation with Iroquois and Williams;

•	industry volatility, including the level of capital expenditures by oil and gas companies due to fluctuations in the price, and perceptions of the future price of oil and gas;

•	contract bidding risks, including those involved in performing projects on a fixed-price basis and extra work outside the original scope of work, and the successful negotiation and collection of such contract claims;

•	our ability to obtain performance bonds and letters of credit required to secure our performance under contracts;

•	the highly competitive nature of the marine construction business;

•	operating hazards, including the unpredictable effect of natural occurrences on operations and the significant possibility of accidents resulting in personal injury and property damage;

•	seasonality of the offshore construction industry in the U.S. Gulf of Mexico;

•	risks involved in the expansion of our operations into international offshore oil and gas producing areas, where we have previously not been operating including our recently awarded contract in the Mediterranean for the Israel Electric Corporation;

•	dependence on the continued strong working relationships with significant customers operating in the U.S. Gulf of Mexico;

•	ability to realize carrying values of salvaged structures;

•	contract bidding risks;

•	percentage-of-completion accounting;

•	continued active participation of our executive officers and key operating personnel;

•	the effect on our performance of regulatory programs and environmental matters;

•	risks involved in joint venture operations, including difficulty in resolving disputes with present partners or reaching agreements with future partners;

•	compliance with the Sarbanes-Oxley Act of 2002 and the significant expansion of securities law regulation of corporate governance, accounting practices, reporting and disclosure that affects publicly traded companies, particularly related to Section 404 dealing with our system of internal controls;

•	a possible terrorist attack or armed conflict could harm our business; and

•	the potential of receiving an audit opinion with a “going concern” explanatory paragraph from our independent auditors.

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

      Our market risk exposures primarily include interest rate and exchange rate fluctuation on financial instruments as detailed below. Our market risk sensitive instruments are classified as “other than trading.” The following sections address the significant market risks associated with our financial activities during the six months ended June 30, 2004. Our exposure to market risk as discussed below includes “forward-looking statements” and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in foreign currency exchange rates or interest rates.

      As of June 30, 2004, the carrying value of our debt, including $0.2 million of accrued interest, was approximately $205.3 million. The fair value of this debt approximates the carrying value because most of the interest rates are based on floating rates identified by reference to market rates. We have $72.0 million of subordinated secured notes at a fixed 16% interest rate and $19.1 million of subordinated secured notes at a fixed 18% interest rate. A hypothetical 1% increase in the applicable interest rates as of June 30, 2004 would increase annual interest expense by approximately $1.3 million.

      We collect revenues and pay local expenses in foreign currency. We manage foreign currency risk by attempting to contract as much foreign revenue as possible in U.S. dollars. Approximately 90% of revenues from foreign contracts are denominated in U.S. dollars. We monitor the exchange rate of our foreign currencies in order to mitigate the risk from foreign currency fluctuations. We receive payment in foreign currency equivalent to the U.S. dollars billed, which is converted to U.S. dollars that day or the following day. We recognized a $10,000 net foreign currency gain due to activity in foreign areas denominated in local currency and an incline of the U.S. dollar compared to these local currencies for the six months ended June 30, 2004.

      The level of construction services required by a customer depends on the size of its capital expenditure budget for construction for the year. Consequently, customers that account for a significant portion of contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years.

Item 4.	Controls and Procedures

      As of June 30, 2004, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the rules promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance that such disclosure controls and procedures will meet their objectives. There have been no significant changes in our internal controls over financial reporting or in other factors during our most recent fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, these internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Securities and Use of Proceeds

      On May 27, 2004, we issued $18.75 million principal amount of 18% subordinated secured notes at a 20% discount due March 31, 2007 (18% Subordinated Notes) to a group of accredited investors in a private placement under Rule 506 of Regulation D of the Securities Act of 1933. We received net proceeds of $15.0 million from the offering of the 18% Subordinated Notes. We used a portion of the proceeds to secure a $9.1 million letter of credit required under our contract with the Israel Electric Corporation and used the remainder for immediate working capital needs. Interest at 18% on the subordinated notes is due quarterly beginning June 30, 2004. We are required by our existing loan agreements to issue to the 18% Subordinated Note holders additional 18% Subordinated Notes equal to the amount of interest due on any quarterly payment date. On June 30, 2004, we issued an aggregate of $0.3 million of additional 18% Subordinated Notes for this paid in-kind interest incurred. Upon an event of default under the 18% Subordinated Notes, the interest on the subordinated notes increases 2%.

      In connection with the issuance of the 18% Subordinated Notes, we are prohibited from declaring, paying or making any dividend or distribution (in cash, property or obligations) on any shares of any class of our equity securities or on any warrants, options or other rights in respect of any class of our equity securities. We are prohibited from applying any of our funds, property or assets to the purchase, redemption, sinking fund or other retirement of any shares of any class of our stock, or making any deposit for any of the foregoing.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company(2)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-43965).

(2)	Filed herewith.

      (b) Reports on Form 8-K:

On May 3, 2004, we filed a report on Form 8-K, announcing the election of Harry L. Max, Jr. to the Board of Directors under items 5 and 7.

On May 11, 2004, we filed a report on Form 8-K, announcing the filing of a notification of delayed filing with the Securities and Exchange Commission on Form 12b-25 for our quarterly report on Form 10-Q for the quarter ended March 31, 2004 under items 5 and 7.

On May 18, 2004, we filed a report on Form 8-K, reporting results for the first quarter ended March 31, 2004 and the filing of our quarterly report on Form 10-Q under items 5, 7 and 12.

On May 18, 2004, we filed a report on Form 8-K, reporting that a fire broke out on one of our barges, the Gulf Horizon, while being towed approximately 400 miles off the coast of Georgia under items 5 and 7.

On May 24, 2004, we filed a report on Form 8-K, providing an update on the status of the Gulf Horizon, the pipelay barge that caught fire on Tuesday, May 18, 2004 under items 5 and 7.

On May 28, 2004, we filed a report on Form 8-K, reporting that we completed a financing transaction and providing an update on the status of the Israel Electric project under items 5 and 7.

On June 18, 2004, we filed a report on Form 8-K, announcing the resignation of our independent accountants under items 5 and 7.

On June 18, 2004, we filed a report on Form 8-K, regarding the resignation of our independent accountants under items 4 and 7.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON OFFSHORE, INC.

/s/ DAVID W. SHARP

David W. Sharp
Executive Vice President and Chief Financial Officer

Date: August 9, 2004

INDEX TO EXHIBITS

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company(2)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-43965).

(2)	Filed herewith.