Form 10-Q
period 2004-09-30
HORIZON OFFSHORE INC
filed 2004-11-09
CIK 1051431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

(Registrant’s telephone number, including area code)

(713) 361-2600

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

     The number of shares of the registrant’s common stock, $1.00 par value per share, outstanding as of November 5, 2004 was 27,666,282.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)
	(In thousands, except
	share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,248	$10,115
Accounts receivable, net —
Contract receivables	114,865	101,153
Costs in excess of billings, net	38,804	34,697
Affiliated parties	3	170
Income tax refund receivable	78	200
Other current assets	4,812	2,616
Assets held for sale	9,618	—

Total current assets	179,428	148,951
PROPERTY AND EQUIPMENT, net	204,031	239,411
RESTRICTED CASH	14,449	—
INVENTORY	8,162	8,250
INSURANCE RECEIVABLE	9,066	—
OTHER ASSETS	27,967	12,929

	$443,103	$409,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$51,063	$31,271
Accrued liabilities	7,945	3,321
Accrued job costs	49,310	56,346
Billings in excess of costs	7,718	5,834
Current maturities of long-term debt	67,371	9,651
Current portion of subordinated notes, net of discount	32,749	—
Related party debt	—	15,000
Current taxes payable	1,686	1,421

Total current liabilities	217,842	122,844
LONG-TERM DEBT, net of current maturities	63,486	146,886
SUBORDINATED NOTES, net of current portion and discount	44,611	—
OTHER LIABILITIES	1,377	—

Total liabilities	327,316	269,730
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $1 par value, 100,000,000 shares authorized, 28,171,132 and 27,290,582 shares issued, respectively	17,464	16,583
Additional paid-in capital	196,955	182,687
Accumulated deficit	(95,105)	(54,151)
Treasury stock, 537,814 and 809,269 shares, respectively	(3,527)	(5,308)

Total stockholders’ equity	115,787	139,811

	$443,103	$409,541

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Unaudited)
	(In thousands, except share and per share data)
CONTRACT REVENUES	$94,600	$79,770	$182,015	$204,759
COST OF CONTRACT REVENUES	78,660	72,301	167,230	195,506

Gross profit	15,940	7,469	14,785	9,253
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,473	5,398	19,747	17,297
IMPAIRMENT OF PROPERTY AND EQUIPMENT	11,236	—	11,236	—
IMPAIRMENT LOSS ON ASSETS HELD FOR SALE	450	—	3,018	—

Operating income (loss)	(4,219)	2,071	(19,216)	(8,044)
OTHER:
Interest expense, net of amount capitalized	(8,122)	(2,852)	(18,580)	(6,501)
Interest income	27	9	55	30
Loss on debt extinguishment	(1,554)	—	(1,719)	(868)
Other income (expense), net	(121)	(76)	(99)	(207)

NET LOSS BEFORE INCOME TAXES	(13,989)	(848)	(39,559)	(15,590)
INCOME TAX PROVISION (BENEFIT)	72	(559)	1,395	(8,296)

NET LOSS	$(14,061)	$(289)	$(40,954)	$(7,294)

EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED:
Net loss per share — basic and diluted	$(0.52)	$(0.01)	$(1.52)	$(0.28)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET LOSS PER SHARE:
BASIC AND DILUTED	27,205,578	26,443,222	26,946,274	26,416,182

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2004	2003

	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,954)	$(7,294)
Adjustments to reconcile net loss to net cash used in operating activities —
Depreciation and amortization	13,887	14,595
Impairment of property and equipment	11,236	—
Impairment loss on assets held for sale	3,018	—
Deferred income tax benefit	—	(9,123)
Paid in-kind interest on subordinated notes	7,159	—
Amortization of subordinated debt discount recorded as interest expense	3,198	—
Amortization of deferred loan fees recorded as interest expense	2,314	—
Loss on debt extinguishment	1,719	299
Loan prepayment penalty financed through additional debt	—	569
Expense recognized for issuance of treasury stock for 401(k) plan contributions	328	337
Stock compensation expense	—	212
Changes in operating assets and liabilities —
Restricted cash	(14,449)	—
Accounts receivable	(13,423)	(22,607)
Costs in excess of billings	(4,107)	(10,095)
Billings in excess of costs	1,884	1,959
Inventory	88	(282)
Other assets	(18,962)	(4,220)
Accounts payable	21,792	(10,232)
Accrued and other liabilities	7,198	(7,086)
Accrued job costs	(7,036)	5,652
Current taxes payable	265	187

Net cash used in operating activities	(24,845)	(47,129)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and additions to property and equipment	(5,500)	(10,802)

Net cash used in investing activities	(5,500)	(10,802)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on term debt	—	21,362
Principal payments on term debt	(7,230)	(6,565)
Borrowings on revolving credit facilities	25,650	116,416
Payments on revolving credit facilities	(44,100)	(75,100)
Borrowings on related party debt	—	15,000
Proceeds from issuance of subordinated notes	47,537	—
Proceeds from issuance of subordinated notes allocable to warrants	16,593	—
Principal payments on subordinated notes	(4,472)	—
Deferred loan fees	(2,509)	(795)
Stock option and warrant transactions and other	9	—

Net cash provided by financing activities	31,478	70,318

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,133	12,387
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,115	6,073

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,248	$18,460

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$6,079	$5,380
Cash paid for income taxes	$1,900	$640
Cash refund for income taxes	$906	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Repayment of debt with proceeds of subordinated notes and additional term debt	$15,000	$14,069
Capital expenditures for property and equipment included in accrued liabilities	$999	$3,020
Payment of deferred loan fees and warrant issuance costs with proceeds of additional term debt	$8,905	$—
Insurance receivable recorded upon involuntary conversion of assets from fire	$9,066	$—

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated interim financial statements included herein have been prepared by Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (references to Horizon, we or us are intended to refer to Horizon Offshore, Inc. and its subsidiaries), and are unaudited. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2004, the statements of operations for the three and nine months ended September 30, 2004 and 2003, and the statements of cash flows for the nine months ended September 30, 2004 and 2003. Although management believes the unaudited interim disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the SEC). The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2004. The consolidated interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2003 Annual Report on Form 10-K. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, assuming that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Status of Horizon

      During the past two years and for the first nine months of 2004, we have experienced operating and net losses and have had negative cash flows from operating activities. Also, our inability to collect outstanding receivables and claims from Petróleos Mexicanos (Pemex), Williams Oil Gathering LLC (Williams) and Iroquois Gas Transmission LP (Iroquois) continues to impact our liquidity. We have closely managed cash as a result of our lack of liquidity and negotiated payment schedules and terms with our trade payable creditors and large subcontractors. In addition, our liquidity has been impacted by low utilization of vessels, the fire on the Gulf Horizon in May 2004 and our inability to secure performance bonds and letters of credit without utilizing cash collateral. As a result, through September 30, 2004, we have issued an aggregate of $100.1 million, including paid-in-kind interest, of 16% subordinated secured notes (the 16% Subordinated Notes) and 18% subordinated secured notes (the 18% Subordinated Notes) in order to meet our current liquidity needs. On November 4, 2004, pursuant to an amendment to the 18% Subordinated Note purchase agreement, holders of the 18% Subordinated Notes purchased an additional $9.625 million aggregate principal amount of 18% Subordinated Notes at a 20% discount, for $7.7 million, and the net proceeds were used to meet our immediate working capital needs. In addition to the 16% and 18% Subordinated Notes, we have substantial debt obligations, including an aggregate of $31.4 million of outstanding indebtedness under our two revolving credit facilities with Southwest Bank of Texas N.A. (Southwest Bank), which mature in January 2005, and $26.3 million of outstanding indebtedness under our revolving credit facility with The CIT Group/ Equipment Finance, Inc. (CIT Group), which matures in May 2005. We must refinance our Southwest Bank revolving credit facilities and refinance or extend the maturity of our CIT Group revolving credit facility, because we do not have the ability to repay these obligations upon their maturity.

      In light of our substantial debt obligations and inability to generate sufficient cash flows from operations to service such obligations, we have entered into a recapitalization letter agreement with holders of approximately $80 million aggregate principal amount of our 16% and 18% Subordinated Notes (collectively the Subordinated Notes). This letter agreement contemplates the recapitalization of our equity structure

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through a rights offering of additional common stock to our existing stockholders and, to the extent such rights offering is undersubscribed, the conversion of Subordinated Notes into shares of our common stock.

      Pursuant to the recapitalization letter agreement, we have agreed to use our reasonable best effort to consummate the rights offering and the conversion of Subordinated Notes into shares of our common stock. The holders of the Subordinated Notes that are parties to such agreement have agreed, subject to the conditions described below, to take such actions and use their good faith efforts to negotiate, execute and deliver such documents as may be required of them in order to consummate the recapitalization. This obligation of the holders of the Subordinated Notes is subject to the execution of definitive agreements with the holders of all of the Subordinated Notes; some of which are not parties to the recapitalization letter agreement and have not purchased 18% Subordinated Notes in our recent financing transactions. There can be no assurance that all of such holders will agree to participate in the proposed recapitalization by converting their notes into shares of our common stock. In addition, the obligations of the holders of the Subordinated Notes are subject to our ability to restructure and refinance our Southwest Bank revolving credit facilities. There can be no assurance that we will be able to restructure or refinance these facilities on terms acceptable to us. The completion of the recapitalization is subject to other conditions that are also outside our control, including obtaining the stockholder approvals discussed below and the review by the SEC of a proxy statement and registration statement to be filed by us with the SEC. We have agreed to bear all of the fees and expenses of the holders of the Subordinated Notes incurred in connection with the recapitalization and indemnify such holders from liabilities that may arise from the recapitalization.

      The terms and conditions of the proposed recapitalization as contemplated in the recapitalization letter agreement are as follows:

•	Rights Offering; Price. We will offer our existing stockholders the right to purchase our common stock. The rights offering price will be such price that, if $65 million of Subordinated Notes are prepaid or converted into common stock, the parties acquiring the rights or converting the Subordinated Notes will then hold 95% of our outstanding common stock on a fully diluted basis (after giving affect to the issuance of the commitment fee shares described below but excluding the Warrants, as defined below, and any out-of-the-money options granted under stock incentive plans). As a result, the recapitalization will result in a substantial number of shares of common stock issued at a significant discount to the recent trading price of our common stock, which will cause a significant drop in the price of our common stock.

•	Use of Proceeds. The net proceeds of the rights offering will be used to prepay a portion of the Subordinated Notes.

•	Conversion of Subordinated Notes. To the extent the Subordinated Notes are not prepaid in the rights offering, the note holders have agreed, subject to the conditions described above, to convert an amount of Subordinated Notes equal to the difference between $65 million and the amount of Subordinated Notes prepaid in the rights offering into shares of our common stock at the rights offering price.

•	Commitment Fee. The note holders that convert their Subordinated Notes will be paid a 7.5% commitment fee on the $65 million amount of Subordinated Notes that may ultimately be converted into shares of common stock, payable at closing of the rights offering in additional shares of common stock valued at the rights offering price.

•	Stockholder Approval. As part of the proposed recapitalization, we intend to solicit our stockholders to approve a reverse stock split, an increase in the authorized number of shares of our common stock and a reduction in the par value of our common stock.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Existing Subordinated Secured Notes. We anticipate that the remaining Subordinated Notes not converted into common stock, which is approximately $45 million as of November 9, 2004, will either remain outstanding or be exchanged for new subordinated secured notes with terms and provisions acceptable to us and the note holders.

      We anticipate filing proxy and registration statements with the SEC as soon as practicable. As we continue to negotiate with our lenders, Subordinated Note holders and other stakeholders in connection with the proposed recapitalization, the terms of the recapitalization may change. There can be no assurance regarding our ability to complete the recapitalization, the timing of the completion of the recapitalization or whether there will be material changes to the terms of the proposed recapitalization. While we continue to negotiate the terms of the proposed recapitalization and pending its completion; the timing and collection of progress payments, our ability to negotiate payment terms with our trade payable creditors and large subcontractors and our ability to stay on budget and meet our cash flows for our projects is of critical importance to provide liquidity for operations. Our ability to restructure and refinance our revolving credit facilities, complete the recapitalization and secure projects to provide us additional liquidity is of critical importance to allow us to continue as a going concern. If we are unable to refinance our indebtedness and complete the recapitalization, we will have to consider alternatives to settle our existing liabilities with our limited resources, including seeking protection from creditors through bankruptcy proceedings.

      In connection with the issuance of the additional $9.625 million 18% Subordinated Notes on November 4, 2004, we issued to the purchasers of such notes 1,400 shares of redeemable participating preferred stock (the Preferred Stock), $1 par value, for $1 per share. The Preferred Stock shall be redeemed by us six years from the date of its issuance, or at the option of the Preferred Stock holders upon merger, sale of all or substantially all of our assets, change of control or liquidation, for cash in an amount equal to the amount by which the current market price of 14% of the outstanding shares of our common stock on a fully diluted basis (which amount will accrete at a rate of 25% per year commencing six months after issuance, compounded quarterly) exceeds the Warrant (as defined below) exercise price. If, however, our stockholders approve the redemption of the Preferred Stock with warrants to purchase our common stock, we will redeem the Preferred Stock with five year warrants (the Warrants) having an aggregate exercise price of $1.925 million to purchase a number of shares of our common stock equal to 14% of the outstanding common stock on a fully diluted basis (after giving effect to the issuance of the Warrants but excluding any out-of-the-money options granted under our stock incentive plans). Our board of directors intends to recommend that our stockholders approve the redemption of the Preferred Stock with the Warrants, unless we are notified that the terms of the Preferred Stock, including their redemption with the Warrants, do not comply with the NASDAQ Marketplace Rules. If the Preferred Stock is redeemed for Warrants, the issuance of the Warrants will result in significant dilution to our stockholders. If not redeemed for Warrants, the holders of the Preferred Stock will have a liquidation preference senior to our stockholders equal to the cash value of the Preferred Stock described above.

Organization

      Horizon provides marine construction services for the offshore oil and gas and other energy related industries domestically in the U.S. Gulf of Mexico and internationally in Latin America, Southeast Asia, West Africa and has expanded its operations to the Mediterranean to perform work under a contract that it was awarded in March 2004. These services generally consist of laying, burying or repairing marine pipelines for the transportation of oil and gas; and installing and salvaging production platforms and other marine structures. Work is performed primarily on a fixed-price or day-rate basis or a combination thereof. From time to time, work is also performed under cost-reimbursement contracts.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Customers

      We have domestic and international operations in one industry segment, the marine construction services industry for offshore oil and gas companies and energy companies. Customers accounting for more than 10% of consolidated revenues for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

Customer	2004	2003	2004	2003

Customer A	37%	—%	28%	—%
Customer B	31%	—%	25%	2%
Customer C	8%	13%	5%	6%
Customer D	2%	18%	5%	7%
Customer E	—%	15%	1%	11%
Customer F	—%	12%	—%	32%
Customer G	—%	10%	—%	13%

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

      For some service contracts related to the salvage of production platforms, revenues are recognized under SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” and No. 104, “Revenue Recognition,” when all of the following criteria are met; persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price is fixed or determinable; and collectibility is reasonably assured.

Cost Recognition

      Cost of contract revenues includes all direct material and labor costs and certain indirect costs, which are allocated to contracts based on utilization, such as supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred.

Interest Capitalization

      Interest is capitalized on the average amount of accumulated expenditures for equipment that is undergoing major modifications and refurbishment prior to being placed into service. Interest is capitalized using an effective rate based on related debt until the equipment is placed into service. There was no interest capitalized for the three and nine months ended September 30, 2004. Interest expense for the three and nine months ended September 30, 2003 was net of $6,000 and $130,000 of capitalized interest, respectively.

Cash and Cash Equivalents

      Cash and cash equivalents include interest bearing demand deposits and highly liquid investments with original maturities of three months or less.

Accounts Receivable

      We have significant investments in billed and unbilled receivables as of September 30, 2004. Billed receivables represents amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts,

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Allowances for estimated nonrecoverable costs primarily provide for losses that may be sustained on unapproved change orders and claims. We evaluate our contract receivables and costs in excess of billings and thoroughly review historical collection experience, the financial condition of our customers, billing disputes and other factors. During the fourth quarter of 2003, we recorded a $33.1 million reserve for unapproved claims against Pemex. During September 2004, we collected $4.5 million from Pemex for a portion of the non-weather related claims arising out of the EPC 64 contract with Pemex. The proceeds were used to prepay a portion of our 18% Subordinated Notes. We continue to pursue the remainder of our EPC 64 claims against Pemex and will submit the claims related to interruptions due to adverse weather conditions to arbitration in Mexico during the fourth quarter of 2004. During the first nine months of 2004, there was no change in our reserve for the EPC 64 unapproved claims, and there were no other reserves recorded.

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

Restricted Cash

      Restricted cash represents amounts used to establish an escrow account of $5.3 million to secure a performance bond for our current contract with Pemex and $9.1 million cash used to secure a letter of credit under the Israel Electric Corporation (IEC) contract. In October 2004, we were required to increase the escrow account securing the Pemex bond by $0.5 million to secure the performance bond for an increase in the contract amount with Pemex. We were required to use cash to secure the performance bond and letter of credit. We are now required to provide cash collateral to secure any future performance bonds and letters of credit. Amounts restricted under the performance bond will be used to secure a warranty bond after the completion and acceptance of the Pemex project, which is estimated to occur in the fourth quarter of 2004. Upon our satisfactory completion of warranty work, if any, and expiration of the warranty period without discovery of any defective work, the restriction on these funds will be released at the end of the twelve-month warranty period. Twenty-five percent of the amounts restricted under the IEC letter of credit will be released after the satisfactory completion of the IEC project, which completion is estimated to be in the first quarter of 2005. Upon our satisfactory completion of warranty work, if any, or expiration of the warranty period without discovery of any defective work, the restriction on the remaining funds will be released 60 days after the end of the eighteen-month warranty period, or twenty-four months if there is a defect. As of September 30, 2004, the cash securing the $9.1 million letter of credit also secures the 16% Subordinated Notes and the 18% Subordinated Notes. The $5.3 million escrow account and the cash used to secure the $9.1 million letter of credit will be remitted as a prepayment of the 16% and 18% Subordinated Notes upon release of the restrictions on these funds. See Note 5. Restricted cash is not considered as cash or cash equivalents for purposes of the accompanying consolidated balance sheets and statements of cash flows.

Other Assets

      Other assets consist principally of capitalized dry-dock costs, deferred loan fees, deposits and $1.0 million of goodwill.

      Dry-dock costs are direct costs associated with scheduled major maintenance on our marine vessels and are capitalized and amortized over a five-year cycle. We incurred and capitalized dry-dock costs of $11.8 million for the nine months ended September 30, 2004 and $4.2 million for the nine months ended

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2003. The significant dry-dock costs capitalized for the first nine months of 2004 relate primarily to the vessels utilized to perform the work awarded under the IEC and Pemex contracts. Major maintenance on the Canyon Horizon prior to its mobilization to Israel, as well as regulatory dry-dockings for the American Horizon and the Pecos Horizon required by the U.S. Coast Guard and the American Bureau of Shipping, were completed during the first half of 2004. As of September 30, 2004, capitalized dry-dock costs totaled $18.3 million.

      Loan fees paid in connection with new loan facilities are deferred and amortized over the term of the respective loans. The amortization of the deferred loan fees is recorded as interest expense in the accompanying consolidated statements of operations. In connection with the issuance of the 16% Subordinated Notes, we incurred and capitalized loan fees of $6.3 million. Additionally, we incurred and capitalized loan fees of $4.4 million in connection with the issuance of the 18% Subordinated Notes in May and September 2004. See Note 5. We wrote-off $800,000 of the unamortized portion of deferred loan fees for the 18% Subordinated Notes related to the prepayment of these notes with the proceeds of $4.5 million collected from Pemex, which is included as loss on debt extinguishment in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2004.

Inventory

      Inventory consists of production platforms and other marine structures received from time to time as partial consideration from salvage projects performed in the U.S. Gulf of Mexico. No significant non-cash consideration was received during the three and nine months ended September 30, 2004 and 2003. These structures are held for resale. The inventory is valued at amounts not in excess of the fair value of services provided. We assess the net realizable value of our inventory items at each balance sheet date. Inventory is classified as long-term due to the uncertain timing of its sale. The demand for these production platforms and marine structures is cyclical. There were no significant sales of inventory during the three and nine months ended September 30, 2004 or for the year ended December 31, 2003.

Stock-Based Compensation

      At September 30, 2004, we had two stock-based compensation plans. Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123,” we have elected to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In January 2003, we granted options to three former directors to purchase 15,320 shares of common stock at an exercise price equal to the market price of the common stock on the date of grant. These options vested immediately, and $56,000 was recorded as compensation expense in the statements of operations during the first quarter of 2003. Also, we recorded $156,000 as compensation expense in the statements of operations during the second quarter of 2003 related to the remeasurement of options in connection with the resignation of a key employee. Except for the compensation expense recorded above, no stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For stock-based compensation grants to non-employees, we recognize as compensation expense the fair market value of such grants as calculated pursuant to SFAS No. 123, amortized ratably over the lesser of the vesting period of the respective option or the individual’s expected service period. The following table illustrates the effect on

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net loss and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net loss, as reported	$(14,061)	$(289)	$(40,954)	$(7,294)
Add: Total stock-based compensation cost, net of related tax effects, included in net loss	—	—	—	140
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(200)	(367)	(814)	(1,452)

Pro forma net loss	$(14,261)	$(656)	$(41,768)	$(8,606)

Earnings (loss) per share — Basic and Diluted:
As reported	$(0.52)	$(0.01)	$(1.52)	$(0.28)
Pro forma	$(0.52)	$(0.03)	$(1.55)	$(0.33)

      To determine pro forma information as if we had accounted for employee stock options under the fair-value method as defined by SFAS No. 123, we used the Black-Scholes method, assuming no dividends, as well as the weighted average assumptions included in the following table:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Expected option life (in years)	7	7	7	7
Expected volatility	79.5%	77.6%	78.6%	77.6%
Risk-free interest rate	4.00%	3.50%	4.08%	3.50%

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

Income Taxes

      We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. The current provision for income tax is based upon the current tax laws and our interpretation of these laws, as well as the probable outcomes of any foreign or domestic tax audits. The value of our net deferred tax asset is dependent upon our estimates of the amount and category of future taxable income and is reduced by the amount of any tax benefits that are not expected to be realized. In September 2004, we received a $784,000 refund of alternative minimum tax paid in prior years due to the enactment of the Job Creation and Worker Assistance Act of 2002, which changed the calculation of the alternative minimum tax net operating loss deduction and allowed us to use a portion of our alternative minimum tax net operating loss to be deducted from alternative

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

minimum taxable income generated in prior years. We reduced our deferred tax asset related to alternative minimum tax and accordingly reduced the valuation allowance associated with the realization of this deferred tax asset. For the three and nine months ended September 30, 2004, a valuation allowance of $5.0 million and $13.7 million, respectively, was charged as income tax expense against the net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income. Our valuation allowance as of September 30, 2004 is approximately $36.8 million. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our financial position and results of operations. Certain past and anticipated future changes in ownership could limit our ability to realize portions of the loss carryforwards.

Reclassifications

      Certain prior period amounts have been reclassified to conform to the presentation shown in the consolidated interim financial statements as of September 30, 2004. Reclassifications in 2003 had no effect on net income (loss) or total shareholders’ equity and relate to amounts all within cash used in operating activities in the consolidated statement of cash flows.

2.	Property and Equipment

      Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2004	2003

Barges, vessels, and related equipment	$223,210	$256,653
Land and buildings	19,642	19,732
Machinery and equipment	245	245
Office furniture and equipment	6,277	6,116
Leasehold improvements	4,209	4,191

	253,583	286,937
Less — accumulated depreciation	(49,552)	(47,526)

Property and equipment, net	$204,031	$239,411

      During the nine months ended September 30, 2004, we incurred $5.3 million of capital expenditures primarily related to the upgrades to the Sea Horizon and Canyon Horizon prior to their mobilization to Israel and the Pecos Horizon.

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

      When events or changes in circumstances indicate that assets may be impaired, we evaluate the carrying value of the asset. Changes in our business plans, a change in the physical condition of a long-lived asset or the extent or manner in which it is being used, or a severe or sustained downturn in the oil and gas industry, among

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other factors are considered triggering events. The carrying value of each vessel is compared to the estimated undiscounted future net cash flows for that vessel. If the carrying value of any vessel is more than the estimated undiscounted future net cash flows expected to result from the use of the vessel, a write-down of the vessel to estimated fair market value must be made. When quoted market prices are not available, fair value must be determined based upon other valuation techniques. This could include appraisals or present value calculations of estimated future cash flows. In the calculation of fair market value, including the discount rate used and the timing of the related cash flows, as well as undiscounted future net cash flows, we apply judgment in our estimates and projections, which could result in varying levels of impairment recognition. During the three months ended September 30, 2004, we recorded a net impairment loss of $11.2 million on the Gulf Horizon. For the three and nine months ended September 30, 2003, there were no losses on impairment of long-lived assets included in net property and equipment.

      In May 2004, our pipelay barge, the Gulf Horizon caught fire while on tow from the U.S. Gulf of Mexico to Israel. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 30 (FIN 30), “Accounting for Involuntary Conversions of Non-Monetary Assets to Monetary Assets,” during the second quarter of 2004, we wrote-off the net book value of the Gulf Horizon and related assets totaling $22.3 million to an insurance receivable because we expected the vessel to ultimately be declared a constructive total loss. However, during the third quarter of 2004, the underwriters on the policy of marine hull insurance that we purchased filed a declaratory action seeking a declaration that the policy is void. We continue to pursue our insurance claim for the full $28 million policy value against the underwriters of the applicable hull and machinery policy, and we believe that recovery under that policy is probable. According to Emerging Issues Task Force (EITF) 01-10 “Accounting for the Impact of the Terrorist Attacks of September 11, 2001,” a presumption exists that realization of a claim is not probable if the claim is the subject of litigation. Because this claim is in litigation, we have not recognized the recovery of losses under this policy as a receivable, and we have recorded a net impairment loss of $11.2 million on the Gulf Horizon to reflect its current market value of $2.0 million as of September 30, 2004. We also carry a policy of mortgagee’s interest insurance pursuant to the loan agreement on the CIT Group term loan, which we believe will provide a recovery of $9.1 million in the event we do not recover losses under the hull and machinery policy. See Note 8.

Assets Held for Sale

      During the second quarter of 2004, management committed to a plan to sell the Phoenix Horizon (a marine construction vessel), two dive support vessels and a cargo barge due to the sustained difficult economic environment and depressed market for the marine construction industry throughout 2003 and 2004. We continue to experience lower levels of vessel utilization due to competitive conditions in this depressed market, and management believes that the disposition of these assets and associated debt reduction will improve our financial position. We have listed these assets for sale and are actively locating potential buyers. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we reclassified these assets from property and equipment to assets held for sale in the accompanying consolidated balance sheet and ceased depreciation on the assets. As required by SFAS No. 144, in order to classify these assets as held for sale, it must be probable that these assets will be sold within one year unless certain criteria are met. We are also required to measure these assets at the lower of their carrying amount or fair value, less cost to sell the asset. Based upon our marketing of these assets for sale, discussions with potential buyers have indicated a decline in market value of two of the assets held for sale. Accordingly, we recorded a charge of $2.6 million as impairment loss on assets held for sale during the second quarter of 2004 and an additional $0.5 million charge during the third quarter of 2004 to reduce the net carrying value of these assets to their fair value, less the estimated cost to sell the assets. On November 3, 2004, we completed the sale of the cargo barge and received net proceeds of approximately $745,000 which were used to repay a portion of our CIT Group revolving credit facility and resulted in a $7,000 gain on the sale recognized in the fourth quarter of 2004. Management

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believes the fair value of the assets held for sale approximates their current carrying value of $9.6 million as of September 30, 2004.

3.	Stockholders’ Equity

      At our 2004 Annual Meeting of Stockholders held on July 28, 2004, our stockholders voted to approve the amendment to our amended and restated articles of incorporation to increase our authorized number of shares of common stock from 35,000,000 shares to 100,000,000 shares of common stock, all of which have voting rights.

Earnings Per Share

      Earnings per share data for all periods presented have been computed pursuant to SFAS No. 128, “Earnings Per Share” that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of September 30, 2004, we had outstanding options covering an aggregate of 3,339,530 shares of common stock, of which 2,704,897 shares were exercisable. We also had outstanding warrants covering an aggregate of 4,402,750 shares of common stock, all of which were exercisable. Excluded from the computation of diluted EPS for the three and nine months ended September 30, 2004 are 4,402,750 outstanding warrants, each with a remaining exercise price of $0.01, and options to purchase 3,339,530 shares of common stock at a weighted average price of $7.09 per share as they would be anti-dilutive. Excluded from the computation of diluted EPS for the three and nine months ended September 30, 2003 are options to purchase 3,463,452 shares of common stock at a weighted average price of $7.35 per share, as they would be anti-dilutive.

Warrants

      In connection with this issuance of the 16% Subordinated Notes, we issued to the holders of such notes warrants to purchase an aggregate of 5,283,300 shares of our common stock for an exercise price of $1.00 per share, expiring March 11, 2009, of which 880,550 warrants have been exercised as of September 30, 2004. Holders paid the initial exercise price of $0.99 per share upon issuance of the warrants and may fully exercise them by paying the remaining $0.01 of the per share exercise price.

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

Treasury Stock

      During the nine months ended September 30, 2004, we contributed 271,455 shares of treasury stock to our 401(k) Plan. See Note 10. As of September 30, 2004, our treasury stock consisted of 537,814 shares at a cost of $3.5 million.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Related Party Transactions

      In August 1998, we entered into a master services agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates, L.P. (Elliott Associates) and Elliott International, L.P. (Elliott International), collectively our largest stockholder (together, the Elliott Companies), to charter certain marine vessels from Odyssea. As of September 30, 2004, we owed Odyssea $2.4 million for charter services compared to $1.1 million at September 30, 2003. Odyssea billed Horizon and Horizon paid Odyssea for services rendered under the agreement as follows (in millions).

	Nine Months
	Ended
	September 30,

	2004	2003

Amount billed to Horizon	$6.2	$13.8
Amount paid to Odyssea	$4.9	$16.9

      During the nine months ended September 30, 2004, we paid Odyssea approximately $8.1 million for materials it purchased on our behalf for use on our current Pemex project offshore Mexico, which Odyssea made approximately $400,000 profit on this transaction.

      In June 2003, we secured a $15.0 million term loan due June 30, 2004 from Elliott Associates. All amounts of principal and interest under this loan were repaid in March 2004 with a portion of the proceeds received from the issuance of the 16% Subordinated Notes. The Elliott Companies purchased aggregate principal amounts of the 16% Subordinated Notes and 18% Subordinated Notes issued in private placements as follows (in millions). See also Note 5.

			Amount Purchased by the
Date	Notes	Total Amount Issued	Elliott Companies

March 11, 2004	16% Subordinated Notes	$65.4	$15.0
May 27, 2004	18% Subordinated Notes	$18.75	$5.3
September 17, 2004	18% Subordinated Notes	$5.3	$1.6
November 4, 2004	18% Subordinated Notes	$9.625	$3.3

      On May 1, 2004, we amended our consulting agreement with Edward L. Moses, Jr., one of our directors, to serve as a liaison with the senior management of Pemex on the collection of our contractual claims against Pemex. We paid Mr. Moses an aggregate $105,000 from May 1 through September 30, 2004 under his consulting agreement, which expired on September 30, 2004. Mr. Moses continues to serve on our board of directors.

5.	Debt

      At September 30, 2004, we had approximately $226.4 million in total outstanding debt before debt discount of $18.2 million. Of the $208.2 million of outstanding net debt reflected in the accompanying consolidated balance sheet at September 30, 2004, $57.7 million represents borrowings on our three revolving credit facilities with Southwest Bank and the CIT Group, $73.1 million represents outstanding balances on seven term-debt facilities and $77.4 million represents the outstanding balance on our 16% and 18% Subordinated Notes (net of $18.2 million representing the unamortized portion of both the original $17.3 million debt discount recorded related to the warrants issued with the 16% Subordinated Notes and $4.8 million debt discount for the 18% Subordinated Notes). Our total obligation under our 16% and 18% Subordinated Notes at September 30, 2004 was $95.6 million, including interest paid in-kind, before debt discount of $18.2 million and after prepayment of $4.5 million of the $100.1 million aggregate amount issued. At September 30, 2004, $100.1 million of our debt is classified as current because such debt matures within the next twelve months or the asset securing such indebtedness is classified as current. Our revolving credit facilities with Southwest

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bank mature in January 2005, and our revolving credit facility with the CIT Group matures in May 2005. We must refinance our Southwest Bank revolving credit facilities and refinance or extend the maturity of our CIT Group revolving credit facility because we do not have the ability to repay these obligations upon their maturity. In addition, the completion of the proposed recapitalization is subject to our ability to restructure and refinance our Southwest Bank revolving credit facilities. There can be no assurance that we will be able to refinance these facilities on terms acceptable to us in order to complete the proposed recapitalization. Our ability to restructure and refinance this indebtedness is of critical importance to allow us to continue as a going concern. If we are unable to refinance our indebtedness and complete the recapitalization, we will have to consider alternatives to settle our existing liabilities with our limited resources, including seeking protection from creditors through bankruptcy proceedings.

      The total outstanding debt at September 30, 2004 represents an approximate increase of $54.9 million from December 31, 2003. This increase in debt is primarily due to the 16% Subordinated Notes that were issued in March 2004 and 18% Subordinated Notes that were issued in May and September 2004 to meet our working capital needs. Interest rates vary from the one-month commercial paper rate plus 2.45% to 18%, and our average interest rate at September 30, 2004, including amortization of the debt discount on our 16% and 18% Subordinated Notes, was 13%. Our term-debt borrowings currently require approximately $800,000 in total monthly principal payments.

      On March 11, 2004, we issued $65.4 million principal amount of 16% Subordinated Notes to a group of investors in a private placement in order to meet our immediate working capital needs. We received net proceeds of approximately $44.9 million, which included $16.6 million, net of $0.7 million issuance costs, allocated to warrants issued in connection with the issuance of 16% Subordinated Notes. These proceeds are net of both offering costs and amounts used to repay all principal and interest under the $15.0 million term loan from Elliott Associates. The Elliott Companies purchased $15.0 million aggregate principal amount of the 16% Subordinated Notes. We also substantially reduced our indebtedness under our revolving credit facilities with Southwest Bank. Through the third quarter of 2004, we have re-borrowed a portion of these funds under our revolving credit facilities to provide working capital for our IEC and Pemex projects. At September 30, 2004, we calculated our available borrowing capacity under our revolving credit facilities with Southwest Bank to be $1.3 million. Southwest Bank has declined to advance us these additional funds due to a disagreement regarding the interpretation of the borrowing base provision of the loan agreements.

      On May 27, 2004, we issued $18.75 million principal amount of 18% Subordinated Notes in another private placement to the Elliott Companies and other holders of the 16% Subordinated Notes. The 18% Subordinated Notes were purchased at a 20% discount, for $15.0 million, resulting in net proceeds of approximately $14 million after offering costs. Approximately $9.1 million of these net proceeds were used to collateralize a letter of credit required for our contract with IEC. The balance of these proceeds was used for immediate working capital needs. In connection with this issuance, we paid the holders of the 16% Subordinated Notes a consent fee of $3.4 million to release their first priority security interest in the Pemex EPC 64 claim not related to interruptions due to adverse weather conditions, giving the 18% Subordinated Note holders a first priority security interest in these claims. Holders of the 16% Subordinated Notes retained a second priority security interest in these claims. This consent fee was paid in-kind with the issuance of additional 16% Subordinated Notes having the same terms as the original 16% Subordinated Notes issued in March 2004.

      During September 2004, we collected $4.5 million from Pemex for a portion of our outstanding EPC 64 claim, which was used to prepay a portion of the 18% Subordinated Notes as required by the 18% Subordinated Note purchase agreement. Subsequently, on September 17, 2004, under an option in the 18% Subordinated Note purchase agreement, holders of the 18% Subordinated Notes purchased an additional $5.3 million aggregate principal amount of 18% Subordinated Notes at a 20% discount, for $4.3 million, and the proceeds were used to meet our immediate working capital needs.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On November 4, 2004, pursuant to an amendment to the 18% Subordinated Note purchase agreement, holders of the 18% Subordinated Notes exercised their option and purchased an additional $9.625 million aggregate principal amount of 18% Subordinated Notes at a 20% discount, for $7.7 million, and the net proceeds were used to meet our immediate working capital needs.

      The 18% Subordinated Notes essentially have the same terms as the 16% Subordinated Notes. Interest on the 16% and 18% Subordinated Notes is due quarterly. We are required by our existing loan agreements to issue to the 16% and 18% Subordinated Note holders additional subordinated secured notes equal to the amount of interest due on any quarterly payment date. For the three and nine months ended September 30, 2004, we have issued an aggregate of $3.7 million and $7.2 million respectively, of additional 16% and 18% Subordinated Notes for this paid in-kind interest incurred. Upon an event of default under the 16% and 18% Subordinated Notes, the interest on each of the subordinated notes increases up to an additional 2%.

      The 16% and 18% Subordinated Notes are collateralized by the Pemex EPC 64 claims (as described above), Williams and up to $13 million of the Iroquois receivables and claims, a second priority security interest in the $9.1 million cash securing the letter of credit for the IEC contract, a second lien on the Pecos Horizon, a second mortgage on our Port Arthur marine base and certain other assets. The 16% and 18% Subordinated Notes are subordinate and junior to our existing senior secured debt. Collections on the Pemex EPC 64, Williams and Iroquois receivables and claims must be remitted immediately upon collection as a prepayment of the 16% and 18% Subordinated Notes. The $5.3 million escrow related to the Pemex bond and the cash securing the $9.1 million letter of credit related to the IEC contract will be remitted immediately upon the termination of the performance bond and release of the restrictions on these funds as a prepayment of the 16% and 18% Subordinated Notes. Although the 16% and 18% Subordinated Notes mature in 2007, the portion equivalent to the carrying value of the pledged Pemex EPC 64, Williams and Iroquois receivables and claims will be classified as current until these amounts are collected. At September 30, 2004, $32.7 million was classified as current related to the portion of the 16% and 18% Subordinated Notes collateralized by our Pemex EPC 64, Williams and Iroquois receivables and claims.

      The 16% and 18% Subordinated Notes have covenants that restrict our ability to enter into any other agreements which would prohibit us from prepaying the 16% and 18% Subordinated Notes from the proceeds of an equity offering, entering into certain affiliate transactions, incurring additional indebtedness other than refinancing our existing term and revolving debt, and disposing of assets other than in the ordinary course of business, and would also prohibit our subsidiaries from making certain payments. On November 4, 2004, we amended our Southwest Bank revolving credit facilities to reduce the amount of funds that Southwest Bank would be required to advance us under such facilities, and also amended the financial covenants in all of our loan agreements effective for the September 30, 2004 determination date. At September 30, 2004, we were in compliance with all the financial covenants, as amended, required by our credit facilities. Our credit facilities require:

•	a ratio of current assets to current liabilities, as defined, of 1.05 to 1 for the period ending September 30, 2004 (actual was 1.12 at September 30, 2004), 1.10 to 1 for the period ending December 31, 2004 and 1.10 to 1 for the period ending March 31, 2005 and each period thereafter, each computed by excluding our revolving credit facilities from current liabilities;

•	a fixed charge coverage ratio, as defined, of 1.50 to 1 for the three-month period ending September 30, 2004, (actual was 3.04 at September 30, 2004), 1.40 to 1 for the six-month period ending December 31, 2004, 1.33 to 1 for the nine-month period ending March 31, 2005, and 1.33 to 1 for each period thereafter on a rolling four quarter basis;

•	a tangible net worth, as defined, in an amount not less than the sum of $110 million plus 75% of our consolidated net income for each fiscal quarter which has been completed as of the date of calculation, commencing with the fiscal quarter ending March 31, 2004 plus 90% of the net proceeds of any

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock or other equity issued after December 31, 2003 (actual was $122 million at September 30, 2004); and

•	the sum of our net income before gains and losses on sales of assets (to the extent such gains and losses are included in earnings), plus interest expense, plus tax expense, plus depreciation and amortization, as defined, plus restructuring charges, (including costs of our and our lenders’ or other creditors’ professional advisors not to exceed $3.0 million for the fiscal year ended December 31, 2004) to be greater than positive $8 million for the nine-month period ending September 30, 2004, (actual was positive $10.2 million at September 30, 2004), and positive $20 million for the twelve-month period ending December 31, 2004.

      Based on management’s current projections and successful execution and completion of our current contracts, we expect to be in compliance with our debt covenants through December 31, 2004, and in order to meet our debt covenants for at least the next twelve months, we need to restructure and refinance our Southwest Bank revolving credit facilities prior to their maturity in January 2005, refinance or extend the maturity date of our revolving credit facility with the CIT Group and complete the proposed recapitalization. However, in the event that we do not meet our financial covenants in the future, and we are unsuccessful in obtaining waivers of any future non-compliance that might arise, our lenders would have the right to accelerate our debt with them, and cross-default provisions could result in acceleration of our other indebtedness, including the 16% and 18% Subordinated Notes.

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

      Substantially all of our assets are pledged as security on our indebtedness. Our loans are collateralized by mortgages on all of our vessels and property and by accounts receivable and claims. Advances under our revolving credit facilities with Southwest Bank may be obtained in accordance with a borrowing base defined as a percentage of accounts receivable balances and costs in excess of billings. Our loans contain customary default and cross-default provisions and some require us to maintain financial ratios at quarterly determination dates. The loan agreements also contain covenants that limit our ability to incur additional debt, pay dividends, create liens, sell assets and make capital expenditures.

6.	Loss on Debt Extinguishment

      Loss on extinguishment of debt for 2004 relates to the write-off of deferred loan fees of $800,000 and debt discount of $754,000 in connection with the $4.5 million collected from Pemex which was used to prepay a portion of the 18% Subordinated Notes during the third quarter of 2004. Also included in the loss on debt extinguishment is the write-off of deferred loan fees of $165,000 for the early payment of our $15.0 million term loan with Elliott Associates during the first quarter of 2004 in connection with the issuance of the 16% Subordinated Notes. Loss on debt extinguishment for 2003 relates to a prepayment penalty of $569,000 and the write-off of deferred loan fees of $299,000 for the early retirement of debt. In June 2003, we refinanced the Sea Horizon with another lender and used a portion of the proceeds to repay and extinguish our previous lender’s debt resulting in the loss on debt extinguishment.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Severance Charges

      During the second quarter of 2003, we incurred approximately $680,000 in charges related to severance and other costs in connection with the resignation of a key employee, which was reflected in selling, general and administrative expenses in the consolidated statements of operations in the second quarter of 2003. We recorded liabilities of $382,000 for severance and other benefits to be paid pursuant to the employee’s separation agreement through August 31, 2004. This amount was to be paid ratably each month through the term of the agreement. In addition, we incurred a non-cash charge of approximately $156,000 related to the remeasurement of the employee’s options and a non-cash charge of approximately $142,000 related to the forgiveness of the employee’s loan pursuant to conditions in his separation agreement. In May 2004, we determined that this key employee was in violation of the non-compete clause of his severance agreement; and accordingly, we ceased the monthly severance payment under this agreement. During the first six months of 2004, we paid $100,000 of the recorded liability. As of September 30, 2004, we reduced selling, general and administrative expenses by the $131,000 remaining liability due to the expiration of the severance agreement on August 31, 2004. All related severance charge amounts are reflected in our domestic region.

8.	Insurance Receivable

      On May 18, 2004, our pipelay barge, the Gulf Horizon, caught fire while on tow from the U.S. Gulf of Mexico to Israel to perform the IEC project. A damage assessment was performed, and based on such assessment, we expect that the repair costs will equal or exceed the $28.0 million insured value of the vessel and it may ultimately be declared a constructive total loss. However, during the third quarter of 2004, the underwriters on the policy of marine hull insurance that we purchased to cover physical damage to the vessel during the tow have filed a declaratory judgment action in England seeking a declaration that the policy was void from its inception. The underwriters claim that we did not adequately describe the work to be performed by the riding crew of the barge while on tow. EITF 01-10 states that a presumption exists that realization of a claim is not probable if the claim is the subject of litigation. Because this claim is in litigation, we have not recognized the recovery of losses under this policy as a receivable. We continue to pursue our insurance claim for the full $28 million policy value against the underwriters on the applicable hull and machinery policy, and we believe that recovery under that policy is probable. We also carry a policy of mortgagee’s interest insurance pursuant to the loan agreement on the CIT Group term loan, which we believe will provide a recovery of $9.1 million in the event we do not recover losses under the hull and machinery policy. Accordingly, we recorded $9.1 million as an insurance receivable at September 30, 2004. The insurance proceeds that may ultimately be collected may be more or less than the amount of the receivable that is recorded. If it is determined that the recovery will be less than the amount recorded, such loss will be recorded in the period in which such determination is made. The process of collecting any insurance proceeds will involve extensive negotiations with our insurance carrier, which may result in significant delays in collection and a variance in the amount collected from the insured value. All proceeds received from the insurance company will be used either to repair the vessel, or if the vessel ultimately is determined to be beyond repair, to repay our term loan with CIT Group, which has an outstanding balance of $25.8 million at September 30, 2004.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Geographic Information

      Horizon operates in a single industry segment, the marine construction services industry, and currently operates in five geographic segments. Information relating to Horizon’s geographic segments follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues:
Domestic	$18.1	$61.0	$52.4	$157.1
Latin America	30.2	0.3	46.1	3.9
West Africa	3.7	0.3	17.2	5.9
Southeast Asia	7.5	18.2	14.7	37.4
Mediterranean	35.1	—	51.6	—
Other	—	—	—	0.5

Total	$94.6	$79.8	$182.0	$204.8

Gross Profit:
Domestic	$(1.0)	$4.7	$(6.9)	$6.3
Latin America	7.7	0.5	8.0	(0.4)
West Africa	1.5	(0.9)	2.3	(2.1)
Southeast Asia	1.0	3.2	0.6	5.7
Mediterranean	6.7	—	10.8	—
Other	—	—	—	(0.2)

Total	$15.9	$7.5	$14.8	$9.3

	As of

	September 30,	December 31,
	2004	2003

Property and Equipment(1):
Domestic	$92.4	$171.7
Latin America	30.8	0.2
West Africa	18.8	19.7
Southeast Asia	0.2	40.1
Mediterranean	61.8	—
Other	—	7.7

Total	$204.0	$239.4

(1)	Property and equipment includes vessels, property and related marine equipment. Amounts reflect the location of the assets at September 30, 2004 and December 31, 2003. Equipment location changes as necessary to meet working requirements. Other identifiable assets include inventory and other long-term assets, and are primarily located in the domestic region. Goodwill is associated with the Latin America region.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments and Contingencies

Delisting Notification

      On August 18, 2004, we received notice from the Nasdaq Stock Market that we were not in compliance with the minimum bid price requirement for continued listing on the Nasdaq National Market (the National Market) since our common stock closed for the previous 30 consecutive business days below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(b)(4) (the Rule). The letter provides us 180 days, or until February 14, 2005, to regain compliance with the $1.00 per share requirement. The letter further provides that if, at anytime before February 14, 2005, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will notify us that we are in compliance with the Rule. If we are unable to demonstrate compliance with the Rule by February 14, 2005, Nasdaq will determine whether we meet the National Market initial listing criteria as set forth in Marketplace Rule 4420, except for the minimum bid requirement, and will grant an additional 180-day compliance period. If we have not regained compliance by June 29, 2005, Nasdaq will notify us of our continued non-compliance, the pending expiration of the compliance period and our right to request a hearing.

      If we do not regain compliance with the Rule by February 14, 2005, and are not eligible for an additional compliance period, our common stock will be delisted or moved to the Nasdaq SmallCap Market. We would have the right to appeal such delisting determination to a Listings Qualifications Panel.

Stock Purchases by Certain 401(k) Plan Participants

      On March 23, 1999, we filed a Form S-8 with the Securities and Exchange Commission registering 150,000 shares of our common stock to be offered under our 401(k) plan. However, from approximately December 18, 2001 through October 23, 2003, participants in our 401(k) plan purchased shares of our common stock for inclusion in their respective 401(k) plan accounts that exceeded the number of shares registered by us under the aforementioned Form S-8 and were therefore not registered by us as required under the federal securities laws. As a result, the participants for whose account the trustee of the 401(k) plan purchased unregistered shares of our common stock may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of the purchase. In addition, a number of remedies may be available to regulatory authorities, including civil and other penalties. We believe that the applicable statute of limitations under federal securities law for noncompliance with the requirement to register the common stock is one year from the date that the shares of our common stock were purchased for inclusion in a participant’s 401(k) plan account, but the statue of limitations under applicable state laws may be for longer periods. On October 30, 2003, we filed a Form S-8 and registered 1.0 million shares of our common stock to be offered under our 401(k) plan.

      Since discovery of the fact that certain participants in our 401(k) plan may have purchased shares of our common stock that were not registered under the federal securities laws, we have attempted to obtain the precise number of unregistered shares and other pertinent information from the fund manager and the trustee for our 401(k) plan, but have been unable to obtain adequate information to determine the actual number of unregistered shares purchased and other necessary information. Upon receipt of more definitive information from the fund manager and the trustee, we may offer a right of rescission to those participants in our 401(k) plan that purchased shares of our common stock that were not registered under the federal securities laws.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Subsequent Events

      On November 4, 2004, we issued $9.625 million aggregate principal amount of additional 18% Subordinated Notes in a private placement at a 20% discount, for $7.7 million. In connection with issuing such notes, we entered into the recapitalization letter agreement with holders of our 16% and 18% Subordinated Notes, issued 1,400 shares of Preferred Stock to the purchasers of the additional 18% Subordinated Notes and amended all of our existing loan agreements. See Notes 1 and 5.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Cautionary Statements” included in our 2003 Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ from those expressed or implied by the forward-looking statements.

General

      We provide marine construction services for the offshore oil and gas and other energy related industries in the U.S. Gulf of Mexico, Latin America, Southeast Asia, West Africa and have expanded our operations to the Mediterranean to perform work under a contract that we were awarded in March 2004. We have nine operational vessels in our marine fleet, including four pipelay and pipebury vessels, one diving support vessel, one dedicated pipebury vessel, two derrick barges and one combination pipelay and derrick vessel.

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

Overview

      During the past two years and for the first nine months of 2004, we have experienced operating and net losses and have had negative cash flows from operating activities. Also, our inability to collect outstanding receivables and claims from Petróleos Mexicanos (Pemex), Williams Oil Gathering LLC (Williams) and Iroquois Gas Transmission LP (Iroquois) continues to impact our liquidity. We have closely managed cash as a result of our lack of liquidity and negotiated payment schedules and terms with our trade payable creditors and large subcontractors. In addition, our liquidity has been impacted by low utilization of vessels, the fire on the Gulf Horizon in May 2004 and our inability to secure performance bonds and letters of credit without utilizing cash collateral. As a result, in order to meet our liquidity needs to support our operations, we have incurred a substantial amount of indebtedness. We were able to meet cash needs through the third quarter of 2004 from the $64.1 million of net proceeds that we received from the issuance of 16% subordinated secured notes due March 31, 2007 (the 16% Subordinated Notes) and 18% subordinated secured notes due March 31, 2007 (the 18% Subordinated Notes) in May and September 2004. At September 30, 2004, we had approximately $226.4 million in total outstanding debt before debt discount of $18.2 million. At September 30, 2004, $100.1 million of our debt is classified as current because such debt matures within the next twelve months, including an aggregate of $31.4 million of outstanding indebtedness under our two revolving credit facilities with Southwest Bank of Texas N.A. (Southwest Bank), which mature in January 2005, and $26.3 million of outstanding indebtedness under our revolving credit facility with The CIT Group/ Equipment Finance, Inc. (CIT Group), which matures in May 2005, or because the asset securing such indebtedness is classified as current. Substantially all of our assets are pledged to secure our current obligations and our recent operating results will not support any additional indebtedness.

      In light of our substantial debt obligations and inability to generate sufficient cash flows from operations to service such obligations, we have entered into a recapitalization letter agreement with holders of approximately $80 million aggregate principal amount of our 16% and 18% Subordinated Notes (collectively the Subordinated Notes). This letter agreement contemplates the recapitalization of our equity structure through a rights offering of additional common stock to our existing stockholders and, to the extent such rights offering is undersubscribed, the conversion of Subordinated Notes into shares of our common stock. Although the terms of the proposed recapitalization will negatively impact the value of our common stock and significantly dilute our existing stockholders, management believes that recapitalizing our equity structure through a consensual out-of-court restructuring is the only viable alternative to commencing bankruptcy proceedings. There can be no assurance that we will be able to complete the proposed recapitalization because it is subject to a significant number of conditions, many of which are outside of our control. For discussion of the terms and conditions of the recapitalization letter agreement and the proposed recapitalization, see “Liquidity and Capital Resources” herein. Our ability to restructure and refinance our indebtedness that matures within the next twelve months, complete the recapitalization and secure additional projects to provide us additional liquidity is of critical importance to allow us to continue as a going concern. If we are unable to refinance our indebtedness and complete the recapitalization, we will have to consider alternatives to settle our existing liabilities with our limited resources, including seeking protection from creditors through bankruptcy proceedings.

      We had an operating loss for the first nine months of 2004 of $(19.2) million and negative cash flows from operations of $(24.8) million. Gross profit was $14.8 million (8.1% of revenues) for the nine months ended September 30, 2004. Gross profit improved for the first nine months of 2004 due to revenues and gross profits related to our Israel Electric Corporation (IEC) and Pemex contracts, which accounted for 28% and 25% of consolidated revenues for the nine months ended September 30, 2004, respectively. The operating loss for the nine months ended September 30, 2004 is primarily attributable to losses generated by our domestic operations and the $11.2 million impairment loss on the Gulf Horizon. Our domestic operations did not have a sufficient level of contract activity and associated revenues to support our operating cost structure in this geographic area. The continuing low levels of vessel utilization due to competitive market conditions and unusually adverse weather in the U.S. Gulf of Mexico during the second quarter of 2004 were contributing factors to the loss from our domestic operations. The oil and gas industry is continuing to assess damage to structures and pipelines in the U.S. Gulf of Mexico caused by Hurricane Ivan during the third quarter of 2004.

According to the U.S. Department of the Interior’s Minerals Management Service, a substantial amount of the deferred production of oil and gas is directly attributable to damage that has occurred along pipeline routes rather than damage to production platforms and structures. We anticipate an increase in utilization of our vessels in the U.S. Gulf of Mexico related to this pipeline repair work in the fourth quarter of 2004 and throughout 2005.

      A fire on the Gulf Horizon on May 18, 2004, while on tow from the U.S. Gulf of Mexico to Israel also contributed to the increased operating loss. During the third quarter of 2004, the underwriters on the policy of marine hull insurance that we purchased to cover physical damage to the vessel during the tow filed a declaratory judgment action in England seeking a declaration that the policy was void from its inception. The underwriters claim that we did not adequately describe the work to be performed by the riding crew of the barge while on tow. As a result of the litigation of this claim, we have not recognized the recovery of losses under this policy, and we have recorded a net impairment loss of $11.2 million on the Gulf Horizon to reflect its current market value of $2.0 million as of September 30, 2004. See Item 1. “Legal Proceedings” of Part II. herein.

      The Sea Horizon and the Canyon Horizon mobilized to Israel and arrived at the end of July 2004 to begin work on the installation of a 40” diameter natural gas transmission pipeline for IEC. During the second and third quarters of 2004, we recognized $51.6 million in contract revenues and gross profit of $10.8 million related to this project. These vessels continue to work on this project, which is estimated to be substantially complete by the end of 2004. If we are unable to obtain additional work in this geographic area, we will mobilize these vessels to other parts of the world.

      Our Latin America operations improved during the second and third quarters related to work on a contract for the construction and installation of several pipelines in the Bay of Campeche for Pemex. We completed the engineering and the procurement of 24” diameter pipe required for the project during the first half of 2004. The Lone Star Horizon mobilized and began work in late July 2004 to lay and trench pipelines ranging in size from 10” diameter to 24” diameter and perform one shore approach. The Atlantic Horizon mobilized in mid August 2004 to complete minor trenching and perform tie-ins on the Pemex project. We recognized $46.1 million in contract revenues and gross profit of $8.0 million related to this project during the second and third quarters of 2004. The Lone Star Horizon and the Atlantic Horizon completed their work on the Pemex project and mobilized back to the U.S. Gulf of Mexico in October 2004. The remaining work, primarily hook-ups, will be completed with a chartered dive support vessel during the fourth quarter of 2004.

      Construction activities related to the two-year pipeline and structural installation program in Nigeria were substantially complete at March 31, 2004. During the third quarter of 2004, we completed a contract for the repair of a 26” diameter export pipeline. Revenues from our West Africa operations accounted for 9% of our consolidated revenues for the nine months ended September 30, 2004. Our customer in Nigeria did not exercise their option, which expired in September 2004 pursuant to the contract, for a third year of work. We are currently discussing prospective work with another customer, as well as our current customer; however, civil unrest in Nigeria has affected pipeline construction work near-shore in the Niger Delta region, but is not currently affecting our offshore operations. At this time, we are not working on any projects in West Africa.

      In order to meet our cash needs to support our operating cost structure, we will need to secure additional projects to provide us the necessary liquidity to meet our obligations. As of November 3, 2004, our backlog totaled approximately $57.2 million compared to our backlog at November 12, 2003 of approximately $57.0 million. Of the total backlog as of November 3, 2004, approximately $13.7 million is not expected to be earned until after September 2005. Approximately $35.8 million of our backlog at November 3, 2004 relates to the IEC and Pemex contracts, which are estimated to be substantially complete during the fourth quarter of 2004. While we do not have a substantial amount of backlog for contracts supported by written agreements, excluding IEC and Pemex, we currently have a significant amount of outstanding bids for work in our geographic areas, which we expect the customers to award the work to the winning bidder in the near term.

      We continue to pursue the remainder of our claims against Pemex and will submit the claims related to interruptions due to adverse weather conditions to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chambers of Commerce during the fourth quarter of 2004. See Item 1. “Legal Proceedings” of Part II. herein.

      During the second quarter of 2004, management committed to a plan to sell the Phoenix Horizon (a marine construction vessel), two dive support vessels and a cargo barge due to lower levels of vessel utilization as a result of competitive conditions in this depressed market. Management believes that the disposition of these assets and associated debt reduction will improve our financial position. Based upon our marketing of these assets for sale, discussions with potential buyers have indicated a decline in market value of two of the assets held for sale. Accordingly, we recorded a charge of $2.6 million as impairment loss on assets held for sale during the second quarter of 2004 and an additional $0.5 million charge during the third quarter of 2004 to reduce the net carrying value of these assets to the fair value, less the estimated cost to sell the assets. Management believes the fair value of the assets held for sale approximates their current carrying value of $9.6 million as of September 30, 2004.

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

      For some service contracts related to the salvage of production platforms, revenues are recognized under SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” and No. 104, “Revenue Recognition,” when all of the following criteria are met; persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price is fixed or determinable; and collectibility is reasonably assured. Revenues from salvage projects sometimes include non-cash values assigned to structures that are received from time to time as partial consideration for services performed. In assigning values to structures received, we apply judgment in estimating the fair value of salvage inventory.

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

Accounts Receivable

      We have significant investments in billed and unbilled receivables as of September 30, 2004. Billed receivables represents amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Allowances for estimated nonrecoverable costs primarily provide for losses that may be sustained on unapproved change orders and claims. We evaluate our contract receivables and costs in excess of billings and thoroughly review historical collection experience, the financial condition of our customers, billing disputes and other factors. During the first nine months of 2004, there was no change in our reserve for bad debts.

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

      During September 2004, we collected $4.5 million from Pemex for a portion of the non-weather related claims arising out of the EPC 64 contract with Pemex. The proceeds were used to prepay a portion of our 18% Subordinated Notes. We continue to pursue the remainder of our EPC 64 claims against Pemex and will submit the claims related to interruptions due to adverse weather conditions to arbitration in Mexico during the fourth quarter of 2004. Our reserved net claim receivable remaining from Pemex at September 30, 2004 of approximately $21.0 million, is our best estimate of the amount we believe we will collect on our EPC 64 contract claims. Final resolution of this matter could reasonably be expected to vary from $21.0 million. A failure to recover any amounts from Pemex in negotiations or arbitration could result in a further loss of up to our carrying value of $21.0 million. It is possible that the EPC 64 claim could be settled for an amount in excess of our recorded balance, which could result in a recovery of our reserve in the period settlement is reached. The process for resolving these claims could continue into 2005 and beyond. Collection of amounts related to these claims would be remitted directly as prepayment of the 16% and 18% Subordinated Notes.

      At September 30, 2004, our reserved contract receivables of $27.2 million from Iroquois is our best estimate of the amount we believe we will collect. On January 20, 2004, we filed a lawsuit for breach of contract and wrongful withholding of amounts due to us for services performed under our contract with Iroquois. Iroquois has filed counter-claims against us for alleged damage to its pipeline, extra costs to complete work due to alleged breach of contract, indemnity for certain damage to third parties and alleged failure to perform efficiently. We believe these counter-claims have no merit and intend to vigorously defend against them. We cannot predict whether a negotiated resolution of this dispute will occur or, if such a resolution does occur, the precise terms of such a resolution. We could incur a loss for uncollectible amounts of up to the carrying value of $27.2 million. Collection of the Iroquois contract receivables at their recorded carrying value would provide net proceeds of approximately $8 million after payments to subcontractors on this project, which would be remitted directly as prepayment of the 18% Subordinated Notes.

      At September 30, 2004, our reserved contract receivables of $5.5 million from Williams is our best estimate of the amount we believe we will collect. On September 12, 2003, we filed a lawsuit for breach of contract and wrongful withholding of amounts due to us for services performed under our contract with Williams. Williams has filed a counter-claim against us for alleged breach of contract. We believe that this counter-claim has no merit and intend to vigorously defend against it. We have not been able to resolve our dispute with Williams through mediation, and the court has reset the trial for April 2005. We could incur a loss for uncollectible amounts of up to the carrying value of $5.5 million. Collection of amounts related to these receivables would be remitted directly as prepayment of the 16% Subordinated Notes.

Other Assets

      Other assets consist principally of capitalized dry-dock costs, deferred loan fees, deposits and goodwill.

      Dry-dock costs are direct costs associated with scheduled major maintenance on our marine vessels and are capitalized and amortized over a five-year cycle. We incurred and capitalized dry-dock costs of $11.8 million for the nine months ended September 30, 2004 and $4.2 million for the nine months ended September 30, 2003. The significant dry-dock costs capitalized for the first nine months of 2004 relate primarily to the vessels utilized to perform the work awarded under the IEC and Pemex contracts. Major maintenance on the Canyon Horizon prior to its mobilization to Israel, as well as regulatory dry-dockings for the American Horizon and the Pecos Horizon required by the U.S. Coast Guard and the American Bureau of Shipping, were completed during the first nine months of 2004. As of September 30, 2004, capitalized dry-dock costs totaled $18.3 million.

      Loan fees paid in connection with new loan facilities are deferred and amortized over the term of the respective loans. The amortization of the deferred loan fees is recorded as interest expense in the accompanying consolidated statements of operations. In connection with the issuance of the 16% Subordinated Notes, we incurred and capitalized loan fees of $6.3 million. Additionally, we incurred and capitalized loan fees of $4.4 million in connection with the issuance of the 18% Subordinated Notes in May and

September 2004. We wrote-off $800,000 of the unamortized portion of deferred loan fees for the 18% Subordinated Notes related to the prepayment of these notes with the proceeds of $4.5 million collected from Pemex, which is included as loss on debt extinguishment in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2004.

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

      When events or changes in circumstances indicate that assets may be impaired, we evaluate the carrying value of the asset. Changes in our business plans, a change in the physical condition of a long-lived asset or the extent or manner in which it is being used, or a severe or sustained downturn in the oil and gas industry, among other factors are considered triggering events. The carrying value of each vessel is compared to the estimated undiscounted future net cash flows for that vessel. If the carrying value of any vessel is more than the estimated undiscounted future net cash flows expected to result from the use of the vessel, a write-down of the vessel to estimated fair market value must be made. When quoted market prices are not available, fair value must be determined based upon other valuation techniques. This could include appraisals or present value calculations of estimated future cash flows. In the calculation of fair market value, including the discount rate used and the timing of the related cash flows, as well as undiscounted future net cash flows, we apply judgment in our estimates and projections, which could result in varying levels of impairment recognition.

      During the third quarter of 2004, we recorded a net impairment loss of $11.2 million on the Gulf Horizon and related assets as a result of the fire it sustained while on tow to Israel and the litigation of this claim. The underwriters on the insurance policy filed a declaratory judgment action in England seeking a declaration that the policy was void from its inception. See Item 1. “Legal Proceedings” of Part II. herein. All proceeds received under this claim will be used either to repair the vessel, or if the vessel ultimately is determined to be beyond repair, to repay our term loan with CIT Group, which has an outstanding balance of $25.8 million at September 30, 2004.

      In connection with our plan to sell the Phoenix Horizon (a marine construction vessel), two dive support vessels and a cargo barge, we have listed these assets for sale and are actively locating potential buyers. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we reclassified these assets from property and equipment to assets held for sale in the accompanying consolidated balance sheet and ceased depreciation on the assets. As required by SFAS No. 144, in order to classify these assets as held for sale, it must be probable that these assets will be sold within one year unless certain criteria are met. We are also required to measure these assets at the lower of their carrying amount or fair value, less cost to sell the asset. Based upon our marketing of these assets for sale, discussions with potential buyers have indicated a decline in market value of two of the assets held for sale. Accordingly, we recorded a charge of $2.6 million as impairment loss on assets held for sale during the second quarter of 2004 and an additional $0.5 million charge during the third quarter of 2004 to reduce the net carrying value of these assets to their fair value, less the estimated cost to sell the assets. On November 3, 2004, we completed the sale of the cargo barge and received net proceeds of approximately $745,000 which were used to repay a portion of our CIT Group revolving credit facility and resulted in a $7,000 gain on the sale recognized in the fourth quarter of 2004. Management believes the fair value of the assets held for sale approximates their current carrying value of $9.6 million as of September 30, 2004.

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

Income Taxes

      We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. The current provision for income tax is based upon the current tax laws and our interpretation of these laws, as well as the probable outcomes of any foreign or domestic tax audits. The value of our net deferred tax asset is dependent upon our estimates of the amount and category of future taxable income and is reduced by the amount of any tax benefits that are not expected to be realized. In September 2004, we received a $784,000 refund of alternative minimum tax paid in prior years due to the enactment of the Job Creation and Worker Assistance Act of 2002, which changed the calculation of the alternative minimum tax net operating loss deduction and allowed us to use a portion of our alternative minimum tax net operating loss to be deducted from alternative minimum taxable income generated in prior years. We reduced our deferred tax asset related to alternative minimum tax and accordingly reduced the valuation allowance associated with the realization of this deferred tax asset. For the three and nine months ended September 30, 2004, a valuation allowance of $5.0 million and $13.7 million, respectively, was charged as income tax expense against the net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income. Our valuation allowance as of September 30, 2004 is approximately $36.8 million. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our financial position and results of operations. Certain past and anticipated future changes in ownership could limit our ability to realize portions of the loss carryforwards.

Results of Operations

      Information relating to Horizon’s operations follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues:
Domestic	$18.1	$61.0	$52.4	$157.1
Latin America	30.2	0.3	46.1	3.9
West Africa	3.7	0.3	17.2	5.9
Southeast Asia	7.5	18.2	14.7	37.4
Mediterranean	35.1	—	51.6	—
Other	—	—	—	0.5

Total	$94.6	$79.8	$182.0	$204.8

Gross Profit:
Domestic	$(1.0)	$4.7	$(6.9)	$6.3
Latin America	7.7	0.5	8.0	(0.4)
West Africa	1.5	(0.9)	2.3	(2.1)
Southeast Asia	1.0	3.2	0.6	5.7
Mediterranean	6.7	—	10.8	—
Other	—	—	—	(0.2)

Total	$15.9	$7.5	$14.8	$9.3

Quarter Ended September 30, 2004 Compared to the Quarter Ended September 30, 2003

      Contract Revenues. Contract revenues were $94.6 million for the quarter ended September 30, 2004, compared to $79.8 million for the quarter ended September 30, 2003. The increase in revenue is due to the revenues recognized on the IEC and Pemex contracts during the quarter ended September 30, 2004. Revenues on the IEC project accounted for 37% and the Pemex project accounted for 31% of consolidated revenues for the third quarter of 2004. The sustained difficult economic environment and depressed market in the marine construction industry, along with the accompanying decrease in pricing of services for marine construction in the U.S. Gulf of Mexico, have continued to impact domestic revenues. The decline in domestic revenues also reflects our lack of work in the Northeastern U.S. during 2004 compared to 2003. We completed a project in Southeast Asia to repair an 8” diameter pipeline utilizing a chartered vessel since the Sea Horizon was diverted to substitute for the Gulf Horizon on the IEC contract during the third quarter of 2004. We completed a contract for the repair of a 26” diameter export pipeline in West Africa.

      Gross Profit. Gross profit was $15.9 million (16.8% of contract revenues) for the quarter ended September 30, 2004, compared to $7.5 million (9.4% of contract revenues) for the same quarter of 2003. The increase in gross profit is due to the IEC and Pemex projects. During the third quarter of 2004, we recognized gross profit of $6.7 million related to the IEC project and $7.7 million on the Pemex project. Our domestic operations generated losses, as we did not have a sufficient level of contract activity and associated revenues to support our operating cost structure. In addition, domestic gross profit was negative as a result of the continuing low levels of vessel utilization due to competitive market conditions. We completed a project in Southeast Asia to repair an 8” diameter pipeline utilizing a chartered vessel, which resulted in lower margins for the quarter. The repair of a 26” diameter export pipeline in West Africa resulted in gross profit of $1.5 million for the third quarter of 2004.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.5 million (9.0% of contract revenues) for the three months ended September 30, 2004, compared with $5.4 million (6.8% of contract revenues) for the third quarter of 2003. Selling, general and administrative expenses increased for the three months ended September 30, 2004 compared to the same quarter last year as we incurred legal costs associated with our ongoing contract disputes and related litigation, costs to recover the Gulf Horizon subsequent to the fire onboard the vessel while on tow to Israel and to obtain repair estimates and costs to implement Section 404 of the Sarbanes-Oxley Act. During the three months ended September 30, 2004, we have also incurred $0.2 million in legal costs associated with restructuring our existing debt and $0.5 million related to professional advisor and consulting fees associated with the restructuring of our existing debt.

      Impairment of Property and Equipment. During the third quarter of 2004, we recorded a net impairment loss of $11.2 million on the Gulf Horizon and related assets as a result of the fire it sustained while on tow to Israel. We also carry a policy of mortgagee’s interest insurance pursuant to the loan agreement on the CIT Group term loan, which we believe will provide a recovery of $9.1 million in the event we do not recover losses under the hull and machinery policy. There were no impairment losses of property and equipment for the quarter ended September 30, 2003.

      Impairment Loss on Assets Held for Sale. In connection with our plan to sell the Phoenix Horizon (a marine construction vessel), two dive support vessels and a cargo barge, we recorded a charge of $2.6 million as an impairment loss on assets held for sale during the second quarter of 2004 and an additional $0.5 million loss during the third quarter of 2004 to reduce the net carrying value of these assets to the fair value, less the estimated cost to sell the assets. There were no impairment losses on assets held for sale for the quarter ended September 30, 2003.

      Interest Expense. Interest expense was $8.1 million for the three months ended September 30, 2004 and $2.9 million for the same period last year. Our total outstanding debt was $226.4 million before debt discount of $18.2 million at September 30, 2004, compared to $170.0 million at September 30, 2003. Interest expense increased due to higher average outstanding debt balances, higher interest rates and other financing costs. Interest expense also increased due to the amortization of the debt discount associated with the 16% and 18% Subordinated Notes and additional amortization of deferred loan fees related to these subordinated notes. Cash paid for interest was $1.7 million, interest paid in-kind was $3.7 million and amortization of debt discounts and deferred loan fees was $2.7 million for the quarter ended September 30, 2004.

      Interest Income. Interest income on cash investments for the three months ended September 30, 2004 was $27,000 compared to $9,000 for the three months ended September 30, 2003. Cash investments consist of interest bearing demand deposits.

      Loss on Debt Extinguishment. Loss on debt extinguishment for the third quarter of 2004 includes the write-off of deferred loan fees of $800,000 and the write-off of debt discount of $754,000 related to the prepayment of the 18% Subordinated Debt with the $4.5 million collection from Pemex. There was no loss on debt extinguishment during the third quarter of 2003.

      Other Income (Expense), Net. Other net expense of $121,000 for the quarter ended September 30, 2004 is primarily due to foreign currency losses related to activity in West Africa denominated in Nigerian naira and in Mexico denominated in Mexican pesos, and a decrease of the U.S. dollar compared to the Nigerian naira and Mexican pesos. Other income (expense) for the three months ended September 30, 2003 primarily consisted of $76,000 of net foreign currency loss due to activity in Mexico denominated in Mexican pesos and a decline of the U.S. dollar compared to the Mexican peso.

      Income Taxes. We use the liability method of accounting for income taxes. For the quarter ended September 30, 2004, we recorded an income tax provision of $72,000 on a pre-tax loss of $(14.0) million. The provision for 2004 relates to foreign taxes on income generated from international operations. The provision for the third quarter of 2004 was reduced by the refund we received of $784,000 for the deduction of alternative minimum tax net operating losses from prior years against alternative minimum taxable income generated in prior years allowed by the Job Creation and Worker Assistance Act of 2002. There was no tax benefit recorded on pre-tax loss due to the recording of additional valuation allowance of $5.0 million for the first nine months of 2004 to fully offset our net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income. For the quarter ended September 30, 2003, we recorded a federal income tax benefit of $(0.6) million, at a net effective rate of 65.9% on pre-tax loss of $(0.8) million. The difference in the effective tax rate and the statutory tax rate is primarily due to the tax benefit recognized for the quarter ended September 30, 2003 attributable to a research and development credit of $(3.0) million.

      Net Loss. Net loss for the quarter ended September 30, 2004 was $(14.1) million, or $(0.52) per share-diluted. This compares with a net loss of $(0.3) million, or $(0.01) per share-diluted for the quarter ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

      Contract Revenues. Contract revenues were $182.0 million for the nine months ended September 30, 2004, compared to $204.8 million for the nine months ended September 30, 2003. The decline in revenues is primarily a result of a decrease in domestic revenues due to the sustained difficult economic environment and depressed market in the marine construction industry for the U.S. Gulf of Mexico. We have experienced a decrease in pricing of services for marine construction in the U.S. Gulf of Mexico due to the highly competitive market. Our domestic revenues and gross profits were further reduced by unusually adverse weather conditions during the second quarter of 2004; however, the named storms and hurricanes in the U.S. Gulf of Mexico did not significantly impact vessel utilization and profit margins during the third quarter of 2004 because we were paid contract rates for weather and were subsequently able to complete our projects under construction. The decline in domestic revenues also reflects our lack of work in the Northeastern U.S. during 2004 compared to 2003. For the first nine months of 2003, revenues generated in the Northeastern U.S. accounted for 32% of consolidated revenues. This decline in domestic revenues was partially offset by revenues from our Mediterranean and Latin America operations. Revenues related to the IEC contract accounted for 28% and the Pemex contract accounted for 25% of consolidated revenues for the nine months ended September 30, 2004. Construction activities related to our project in Southeast Asia accounted for 8% of our consolidated revenues for the first nine months of 2004. The diversion of the Sea Horizon from its scheduled work in Southeast Asia to substitute for the Gulf Horizon on the IEC contract has adversely impacted revenues and gross profit. We completed a project in Southeast Asia to repair an 8” diameter pipeline utilizing a chartered vessel during the third quarter of 2004. Construction activities related to the two-year pipeline and structural installation program in Nigeria were substantially complete at March 31, 2004; however, we completed a contract for the repair of a 26” diameter export pipeline in Nigeria for the same customer. Revenues from our West Africa operations accounted for 9% of our consolidated revenues for the nine months ended September 30, 2004.

      Gross Profit. Gross profit was $14.8 million (8.1% of contract revenues) for the nine months ended September 30, 2004, compared to gross profit of $9.3 million (4.5% of contract revenues) for 2003. During the first nine months of 2004, we recognized gross profit of $10.8 million related to the IEC project. Gross profit for Latin America was $8.0 million due to the Pemex project. Our domestic operations generated losses, as we did not have a sufficient level of contract activity and associated revenues to support our operating cost structure. In addition, domestic gross profit was negative as a result of the continuing low levels of vessel utilization due to competitive market conditions in the U.S. Gulf of Mexico. Also, productivity on execution of two projects in the U.S. Gulf of Mexico during the first and second quarters of 2004 was less than initially estimated when the work was bid. The construction activities related to the two-year pipeline and structural installation program in Nigeria and the repair work on a 26‘ diameter pipeline resulted in $2.3 million gross profit for this region for the first nine months of 2004. Gross profit for Southeast Asia declined as the Sea Horizon was mobilized to work on the IEC contract offshore Israel.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $19.7 million (10.8% of contract revenues) for the nine months ended September 30, 2004, compared with $17.3 million (8.4% of contract revenues) for the first nine months of 2003. Selling, general and administrative expenses increased for the nine months ended September 30, 2004 compared to the same period last year due to legal costs associated with our ongoing contract disputes and related litigation, costs incurred to recover the

Gulf Horizon subsequent to the fire onboard the vessel while on tow to Israel and to obtain repair estimates, and costs incurred as we implement Section 404 of the Sarbanes-Oxley Act. During the nine months ended September 30, 2004, we have also incurred $0.5 million in legal costs associated with restructuring our existing debt and $1.1 million related to professional advisor and consulting fees associated with the restructuring of our existing debt. The increase was partially offset by expenses incurred during the first nine months of 2003 as we recorded charges of $680,000 related to severance and other costs in connection with the resignation of a key employee and costs related to the consulting firm in Mexico to assist us in the administration of our Pemex claims during the first nine months of 2003.

      Impairment of Property and Equipment. During the third quarter of 2004, we recorded a net impairment loss of $11.2 million on the Gulf Horizon and related assets as a result of the fire it sustained while on tow to Israel. We also carry a policy of mortgagee’s interest insurance pursuant to the loan agreement on the CIT Group term loan, which we believe will provide a recovery of $9.1 million in the event we do not recover losses under the hull and machinery policy. There were no impairment losses of property and equipment for the nine months ended September 30, 2003.

      Impairment Loss on Assets Held for Sale. In connection with our plan to sell the Phoenix Horizon (a marine construction vessel), two dive support vessels and a cargo barge, we recorded a charge of $3.0 million as impairment loss on assets held for sale during the first nine months of 2004 to reduce the net carrying value of these assets to the fair value, less the estimated cost to sell the assets. There were no impairment losses on assets held for sale for the nine months ended September 30, 2003.

      Interest Expense. Interest expense was $18.6 million for the nine months ended September 30, 2004 and $6.5 million for the same period last year. Our total outstanding debt was $226.4 million before debt discount of $18.2 million at September 30, 2004, compared to $170.0 million at September 30, 2003. Interest expense increased due to higher average outstanding debt balances, higher interest rates and other financing costs. Interest expense also increased due to the amortization of the debt discount associated with the 16% and 18% Subordinated Notes and additional amortization of deferred loan fees of these subordinated notes. Cash paid for interest was $6.1 million, interest paid in-kind was $7.2 million and amortization of debt discounts and deferred loan fees was $5.5 million for the nine months ended September 30, 2004.

      Interest Income. Interest income on cash investments for the nine months ended September 30, 2004 was $55,000 compared to $30,000 for the nine months ended September 30, 2003. Cash investments consist of interest bearing demand deposits.

      Loss on Debt Extinguishment. Loss on extinguishment of debt includes the write-off of deferred loan fees of $800,000 and debt discount of $754,000 related to the $4.5 million collected from Pemex used to prepay a portion of the 18% Subordinated Notes during the third quarter of 2004. Also included in the loss on debt extinguishment is the write-off of deferred loan fees of $165,000 for the early payment of our $15.0 million term loan with Elliott Associates during the first quarter of 2004 in connection with the issuance of the 16% Subordinated Notes. In March 2004, we issued $65.4 million of 16% Subordinated Notes and used a portion of the proceeds to repay our outstanding loan with Elliott Associates. Loss on debt extinguishment for 2003 relates to a prepayment penalty of $569,000 and the write-off of deferred loan fees of $299,000 for the early retirement of debt. In June 2003, we refinanced the Sea Horizon with another lender and used a portion of the proceeds to repay and extinguish our previous lender’s debt resulting in the loss on debt extinguishment.

      Other Income (Expense), Net. Other net expense of $99,000 for the quarter ended September 30, 2004 is primarily due to foreign currency losses related to activity in West Africa denominated in Nigerian naira and in Mexico denominated in Mexican pesos, and a decrease of the U.S. dollar compared to the Nigerian naira and Mexican pesos. Other income (expense) for the nine months ended September 30, 2003, primarily consisted of $211,000 of net foreign currency loss due to activity in Mexico denominated in Mexican pesos and a decline of the U.S. dollar compared to the Mexican peso.

      Income Taxes. We use the liability method of accounting for income taxes. For the nine months ended September 30, 2004, we recorded an income tax provision of $1.4 million on a pre-tax loss of $(39.6) million. The provision for 2004 relates to foreign taxes on income generated from international operations. The provision for the third quarter of 2004 was reduced by the refund we received of $784,000 for the deduction of alternative minimum tax net operating losses from prior years against alternative minimum taxable income generated in prior years allowed by the Job Creation and Worker Assistance Act of 2002. There was no tax benefit recorded on pre-tax losses due to the recording of additional valuation allowance of $13.7 million for the nine months ended September 30, 2004 to fully offset our net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income. For the nine months ended September 30, 2003, we recorded a federal income tax benefit of $(8.3) million, at a net effective rate of 53.2% on pre-tax loss of $(15.6) million. The difference in the effective tax rate and the statutory tax rate is primarily due to the tax benefit recognized for the nine months ended September 30, 2003 attributable to a research and development credit of $(3.0) million.

      Net Loss. Net loss for the nine months ended September 30, 2004 was $(41.0) million, or $(1.52) per share-diluted. This compares with net loss of $(7.3) million, or $(0.28) per share-diluted for the nine months ended September 30, 2003.

Liquidity and Capital Resources

Recent Events

      During the past two years and for the first nine months of 2004, we have experienced operating and net losses and have had negative cash flows from operating activities. Also, our inability to collect outstanding receivables and claims from Pemex, Williams and Iroquois continues to impact our liquidity. We have closely managed cash as a result of our lack of liquidity and negotiated payment schedules and terms with our trade payable creditors and large subcontractors. In addition, our liquidity has been impacted by low utilization of vessels, the fire on the Gulf Horizon in May 2004 and our inability to secure performance bonds and letters of credit without utilizing cash collateral. As a result, through September 30, 2004, we have issued an aggregate of $100.1 million, including paid-in-kind interest, of subordinated secured in order to meet our current liquidity needs. On November 4, 2004, pursuant to an amendment to the 18% Subordinated Note purchase agreement, holders of the 18% Subordinated Notes purchased an additional $9.625 million aggregate principal amount of 18% Subordinated Notes at a 20% discount, for $7.7 million, and the net proceeds were used to meet our immediate working capital needs. In addition to the 16% and 18% Subordinated Notes, we have substantial debt obligations, including an aggregate of $31.4 million of outstanding indebtedness under our two revolving credit facilities with Southwest Bank, which mature in January 2005, and $26.3 million of outstanding indebtedness under our revolving credit facility with the CIT Group, which matures in May 2005. We must refinance our Southwest Bank revolving credit facilities and refinance or extend the maturity of our CIT Group revolving credit facility, because we do not have the ability to repay these obligations upon their maturity.

      In light of our substantial debt obligations and inability to generate sufficient cash flows from operations to service such obligations, we have entered into a recapitalization letter agreement with holders of approximately $80 million aggregate principal amount of the Subordinated Notes. A copy of the recapitalization letter agreement is attached as Exhibit 10.3 to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission (SEC) on November 5, 2004. This letter agreement contemplates the recapitalization of our equity structure through a rights offering of additional common stock to our existing stockholders and, to the extent such rights offering is undersubscribed, the conversion of Subordinated Notes into shares of our common stock.

      Pursuant to the recapitalization letter agreement, we have agreed to use our reasonable best effort to consummate the rights offering and the conversion of Subordinated Notes into shares of our common stock. The holders of the Subordinated Notes that are parties to such agreement have agreed, subject to the conditions described below, to take such actions and use their good faith efforts to negotiate, execute and deliver such documents as may be required of them in order to consummate the recapitalization. This obligation of the holders of the Subordinated Notes is subject to the execution of definitive agreements with the holders of all of the Subordinated Notes; some of which are not parties to the recapitalization letter agreement and have not purchased 18% Subordinated Notes in our recent financing transactions. There can be no assurance that all of such holders will agree to participate in the proposed recapitalization by converting their notes into shares of our common stock. In addition, the obligations of the holders of the Subordinated Notes are subject to our ability to restructure and refinance our Southwest Bank revolving credit facilities. There can be no assurance that we will be able to restructure or refinance these facilities on terms acceptable to us. The completion of the recapitalization is subject to other conditions that are also outside our control, including obtaining the stockholder approvals discussed below and the review by the SEC of a proxy statement and registration statement to be filed by us with the SEC. We have agreed to bear all of the fees and expenses of the holders of the Subordinated Notes incurred in connection with the recapitalization and indemnify such holders from liabilities that may arise from the recapitalization.

      The terms and conditions of the proposed recapitalization as contemplated in the recapitalization letter agreement are as follows:

•	Rights Offering; Price. We will offer our existing stockholders the right to purchase our common stock. The rights offering price will be such price that, if $65 million of Subordinated Notes are prepaid or converted into common stock, the parties acquiring the rights or converting the Subordinated Notes will then hold 95% of our outstanding common stock on a fully diluted basis (after giving affect to the issuance of the commitment fee shares described below but excluding the Warrants, as defined below, and any out-of-the-money options granted under our stock incentive plans). As a result, the recapitalization will result in a substantial number of shares of common stock issued at a significant discount to the recent trading price of our common stock, which will cause a significant drop in the price of our common stock.

•	Use of Proceeds. The net proceeds of the rights offering will be used to prepay a portion of the Subordinated Notes.

•	Conversion of Subordinated Notes. To the extent the Subordinated Notes are not prepaid in the rights offering, the note holders have agreed, subject to the conditions described above, to convert an amount of Subordinated Notes equal to the difference between $65 million and the amount of Subordinated Notes prepaid in the rights offering into shares of our common stock at the rights offering price.

•	Commitment Fee. The note holders that convert their Subordinated Notes will be paid a 7.5% commitment fee on the $65 million amount of Subordinated Notes that may ultimately be converted into shares of common stock, payable at closing of the rights offering in additional shares of common stock valued at the rights offering price.

•	Stockholder Approval. As part of the proposed recapitalization, we intend to solicit our stockholders to approve a reverse stock split, an increase in the authorized number of shares of our common stock and a reduction in the par value of our common stock.

•	Existing Subordinated Secured Notes. We anticipate that the remaining Subordinated Notes not converted into common stock, which is approximately $45 million as of November 9, 2004, will either remain outstanding or be exchanged for new subordinated secured notes with terms and provisions acceptable to us and the note holders.

      We anticipate filing proxy and registration statements with the SEC as soon as practicable. As we continue to negotiate with our lenders, Subordinated Note holders and other stakeholders in connection with the proposed recapitalization, the terms of the recapitalization may change. There can be no assurance regarding our ability to complete the recapitalization, the timing of the completion of the recapitalization or whether there will be material changes to the terms of the proposed recapitalization. While we continue to negotiate the terms of the proposed recapitalization and pending its completion; the timing and collection of progress payments, our ability to negotiate payment terms with our trade payable creditors and large subcontractors, and our ability to stay on budget and meet our cash flows for our projects is of critical importance to provide liquidity for operations. Our ability to restructure and refinance our revolving credit facilities, complete the recapitalization and secure projects to provide us additional liquidity is of critical importance to allow us to continue as a going concern. If we are unable to refinance our indebtedness and complete the recapitalization, we will have to consider alternatives to settle our existing liabilities with our limited resources, including seeking protection from creditors through bankruptcy proceedings.

      In connection with the issuance of the additional $9.625 million 18% Subordinated Notes on November 4, 2004, we issued to the purchasers of such notes 1,400 shares of redeemable participating preferred stock (the Preferred Stock), $1 par value, for $1 per share pursuant to a preferred stock purchase agreement. A copy of the preferred stock purchase agreement is attached as Exhibit 10.2 to the Current Report on Form 8-K that we filed with the SEC on November 5, 2004. The Preferred Stock shall be redeemed by us six years from the date of its issuance, or at the option of the Preferred Stock holders upon merger, sale of all or substantially all of our assets, our change of control or our liquidation, for cash in an amount equal to the amount by which the current market price of 14% of the outstanding shares of our common stock on a fully diluted basis (which amount will accrete at a rate of 25% per year commencing six months after issuance, compounded quarterly) exceeds the Warrant (as defined below) exercise price. If, however, our stockholders approve the redemption of the Preferred Stock with warrants to purchase our common stock, we will redeem the Preferred Stock with five year warrants (the Warrants) having an aggregate exercise price of $1.925 million to purchase a number of shares of our common stock equal to 14% of the outstanding common stock on a fully diluted basis (after giving effect to the issuance of the Warrants but excluding any out-of-the-money options granted under our stock incentive plans). Our board of directors intends to recommend that our stockholders approve the redemption of the Preferred Stock with the Warrants, unless we are notified that the terms of the Preferred Stock, including their redemption with the Warrants, do not comply with the NASDAQ Marketplace Rules. If the Preferred Stock is redeemed for Warrants, the issuance of the Warrants will result in significant dilution to our stockholders. If not redeemed for Warrants, the holders of the Preferred Stock will have a liquidation preference senior to our stockholders equal to the cash value of the Preferred Stock described above.

Cash Flows

      Cash used in operations was $(24.8) million for the nine months ended September 30, 2004 compared to cash used in operations of $(47.1) million for the nine months ended September 30, 2003. Cash used in operations is primarily attributable to our pre-tax loss of $(39.6) million for the nine months ended September 30, 2004, securing a performance bond and letter of credit totaling $14.4 million related to the Pemex and IEC projects and dry-docking costs of $11.8 million incurred and capitalized. Offsetting the cash used in operations is a $21.8 increase in accounts payable, as we have had to closely manage cash and defer non-critical vendor payments. For the nine months ended September 30, 2003, funds used in operating activities is primarily attributable to the decrease in accrued job costs and accrued liabilities as projects were completed, delays in collections of revenues and the net loss before income tax benefit of $(15.6) million.

      Cash used in investing activities was $(5.5) million for the nine months ended September 30, 2004 compared to cash used in investing activities of $(10.8) million for the same period of 2003. The decrease in cash used in investing activities is attributable to a decline in our capital expenditures during 2004 as compared to the substantial completion of major upgrades on the Sea Horizon during 2003.

      Cash provided by financing activities was $31.5 million for the nine months ended September 30, 2004 compared to cash provided by financing activities of $70.3 million for same period of 2003. Funds provided by financing activities for the first nine months of 2004 included $64.1 million proceeds from the issuance of our 16% and 18% Subordinated Notes and associated warrants, offset by net $18.5 million used to reduce our indebtedness under our three revolving credit facilities. Funds provided by financing activities for the nine months ended September 30, 2003 is attributable to additional term debt borrowed and net borrowings under our revolving credit facilities to meet working capital needs.

Working Capital

      As of September 30, 2004 we had a working capital deficit of $(38.4) million compared to $26.1 million of working capital at December 31, 2003. The decrease in working capital was primarily attributable to our pre-tax loss for the nine months ended September 30, 2004, the current classification of our revolving credit facilities maturing in January 2005 and May 2005 and the current classification of a portion of the 16% and 18% Subordinated Notes. Although our 16% and 18% Subordinated Notes mature in March 2007, the portion collateralized by our Pemex EPC 64, Williams and Iroquois receivables and claims has been classified as a current liability in the consolidated balance sheet as of September 30, 2004. We have closely managed cash as a result of our lack of liquidity and negotiated payment schedules and terms with our trade payable creditors and large subcontractors.

Indebtedness

      At September 30, 2004, we had approximately $226.4 million in total outstanding debt before debt discount of $18.2 million. Of the $208.2 million of outstanding net debt reflected in the accompanying consolidated balance sheet at September 30, 2004, $57.7 million represents borrowings on our three revolving credit facilities with Southwest Bank and the CIT Group, $73.1 million represents outstanding balances on seven term-debt facilities and $77.4 million represents the outstanding balance on our 16% and 18% Subordinated Notes (net of $18.2 million representing the unamortized portion of both the original $17.3 million debt discount recorded related to the warrants issued with the 16% Subordinated Notes and $4.8 million debt discount for the 18% Subordinated Notes). Our total obligation under our 16% and 18% Subordinated Notes at September 30, 2004 was $95.6 million, including interest paid in-kind, before debt discount of $18.2 million and after prepayment of $4.5 million of the $100.1 million aggregate amount issued. At September 30, 2004, $100.1 million of our debt is classified as current because such debt matures within the next twelve months or the asset securing such indebtedness is classified as current. Our revolving credit facilities with Southwest Bank mature in January 2005, and our revolving credit facility with the CIT Group matures in May 2005. We must refinance our Southwest Bank revolving credit facilities and extend our CIT Group revolving credit facility because we do not have the ability to repay these obligations upon their maturity. In addition, the completion of the proposed recapitalization is subject to our ability to restructure and refinance our Southwest Bank revolving credit facilities. There can be no assurance that we will be able to refinance these facilities on terms acceptable to us in order to complete the proposed recapitalization. Our ability to restructure and refinance this indebtedness is of critical importance to allow us to continue as a going concern. If we are unable to refinance our indebtedness and complete the recapitalization, we will have to consider alternatives to settle our existing liabilities with our limited resources, including seeking protection from creditors through bankruptcy proceedings.

      The total outstanding debt at September 30, 2004 represents an approximate increase of $54.9 million from December 31, 2003. This increase in debt is primarily due to the 16% Subordinated Notes that were issued in March 2004 and 18% Subordinated Notes that were issued in May and September 2004 to meet our working capital needs. Interest rates vary from the one-month commercial paper rate plus 2.45% to 18%, and our average interest rate at September 30, 2004, including amortization of the debt discount on our 16% and 18% Subordinated Notes, was 13%. Our term-debt borrowings currently require approximately $800,000 in total monthly principal payments. At September 30, 2004, we calculated our available borrowing capacity under our revolving credit facilities with Southwest Bank to be $1.3 million. Southwest Bank has declined to advance us these additional funds due to a disagreement regarding the interpretation of the borrowing base provision of the loan agreements.

      Substantially all of our assets are pledged as security on our indebtedness. Our loans are collateralized by mortgages on all of our vessels and property and by accounts receivable and claims. Advances under our revolving credit facilities with Southwest Bank may be obtained in accordance with a borrowing base defined as a percentage of accounts receivable balances and costs in excess of billings. Our loans contain customary default and cross-default provisions and some require us to maintain financial ratios at quarterly determination dates. The loan agreements also contain covenants that limit our ability to incur additional debt, pay dividends, create liens, sell assets and make capital expenditures.

      For the quarter ended September 30, 2004, we were in compliance with the covenants, as amended, required by our credit facilities. See Note 5 of our notes to the consolidated financial statements for details of our financial covenants.

Claims and Litigation

      During the third quarter of 2004, the underwriters on the policy of marine hull insurance that we purchased to cover physical damage to the Gulf Horizon while on tow to Israel filed a declaratory judgment action in England seeking a declaration that the policy was void from its inception. The underwriters claim that we did not adequately describe the work to be performed by the riding crew of the barge while on tow. See Item 1. “Legal Proceedings” of Part II. herein.

      We continue to pursue the remainder of our claims against Pemex and will submit the claims related to interruptions due to adverse weather conditions to arbitration in Mexico during the fourth quarter of 2004. See Item 1. “Legal Proceedings” of Part II. herein.

      We continue to pursue collection of approximately $27.2 million of reserved contract receivables from Iroquois and $5.5 million of reserved contract receivables from Williams. We have filed suit against Iroquois in the Supreme Court of the State of New York, New York County, for breach of contract and for damages for failure to pay for work performed. No trial date has been set in the Iroquois suit. We have filed suit against Williams in the 295th Judicial District of the District Court for Harris County, Texas for breach of contract and wrongful withholding of amounts due to us for services. We have not been able to resolve our dispute with Williams through mediation, and the court has reset the trial for April 2005. Both Iroquois and Williams have filed counter-claims against us. See Item 1. “Legal Proceedings” of Part II. herein.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Capital Expenditures

      We have fixed debt service and lease payment obligations under notes payable and operating leases for which we have material contractual cash obligations. Interest rates on our debt vary from vary from the one-month commercial paper rate plus 2.45% to 18%, and our average interest rate at September 30, 2004, including amortization of the debt discount on our 16% and 18% Subordinated Notes, was 13.0%. The following table summarizes our long-term material contractual cash obligations (in millions):

	Remainder
	of 2004	2005	2006	2007	2008	Thereafter	Total

Principal and interest payments on debt	$3,849	$84,942	$17,430	$146,946	$5,493	$24,628	$283,288
Operating leases	1,384	2,616	2,409	2,384	2,188	367	11,348

	$5,233	$87,558	$19,839	$149,330	$7,681	$24,995	$294,696

      Planned capital expenditures for the remainder of 2004 are estimated to range from approximately $0.5 million to $1.5 million primarily related to vessel improvements. These expenditures will depend upon available funds, work awarded and future operating activity.

Forward-Looking Statements

      In addition to historical information, Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements regarding events and financial trends that may affect our future operating results and financial position. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

•	our substantial current indebtedness continues to adversely affect our financial condition and the availability of cash to fund our operating needs;

•	our ability to complete the recapitalization as contemplated in the recapitalization letter agreement;

•	our ability to restructure and refinance our revolving credit facilities;

•	we will need additional financing in the future;

•	we have had operating losses for 2002, 2003 and first nine months of 2004 and may incur additional operating losses in the future;

•	Pemex’s approval of claims and the outcome of the arbitration regarding such claims;

•	the outcome of litigation with Iroquois and Williams;

•	the outcome of litigation with the underwriter of the insurance coverage on the Gulf Horizon;

•	our ability to comply with the minimum bid price requirement for continued listing on the Nasdaq National Market by February 14, 2005;

•	the potential of receiving an audit opinion with a “going concern” explanatory paragraph from our independent auditors;

•	industry volatility, including the level of capital expenditures by oil and gas companies due to fluctuations in the price, and perceptions of the future price of oil and gas;

•	contract bidding risks, including those involved in performing projects on a fixed-price basis and extra work outside the original scope of work, and the successful negotiation and collection of such contract claims;

•	our ability to obtain performance bonds and letters of credit required to secure our performance under contracts;

•	the highly competitive nature of the marine construction business;

•	operating hazards, including the unpredictable effect of natural occurrences on operations and the significant possibility of accidents resulting in personal injury and property damage;

•	seasonality of the offshore construction industry in the U.S. Gulf of Mexico;

•	risks involved in the expansion of our operations into international offshore oil and gas producing areas, where we have previously not been operating including our recently awarded contract in the Mediterranean for the Israel Electric Corporation;

•	dependence on the continued strong working relationships with significant customers operating in the U.S. Gulf of Mexico;

•	ability to realize carrying values of salvaged structures;

•	contract bidding risks;

•	percentage-of-completion accounting;

•	continued active participation of our executive officers and key operating personnel;

•	the effect on our performance of regulatory programs and environmental matters;

•	risks involved in joint venture operations, including difficulty in resolving disputes with present partners or reaching agreements with future partners;

•	compliance with the Sarbanes-Oxley Act of 2002 and the significant expansion of securities law regulation of corporate governance, accounting practices, reporting and disclosure that affects publicly traded companies, particularly related to Section 404 dealing with our system of internal controls; and

•	a possible terrorist attack or armed conflict could harm our business.

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

      Our market risk exposures primarily include interest rate and exchange rate fluctuation on financial instruments as detailed below. Our market risk sensitive instruments are classified as “other than trading.” The following sections address the significant market risks associated with our financial activities during the nine months ended September 30, 2004. Our exposure to market risk as discussed below includes “forward-looking statements” and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in foreign currency exchange rates or interest rates.

      As of September 30, 2004, the carrying value of our debt, including $0.2 million of accrued interest, was approximately $208.4 million. The fair value of this debt approximates the carrying value because most of the interest rates are based on floating rates identified by reference to market rates. We have $74.8 million of subordinated secured notes at a fixed 16% interest rate and $20.8 million of subordinated secured notes at a fixed 18% interest rate. A hypothetical 1% increase in the applicable variable interest rates as of September 30, 2004 would increase annual interest expense by approximately $1.3 million.

      We collect revenues and pay local expenses in foreign currency. We manage foreign currency risk by attempting to contract as much foreign revenue as possible in U.S. dollars. Approximately 90% of revenues from foreign contracts are denominated in U.S. dollars. We monitor the exchange rate of our foreign currencies in order to mitigate the risk from foreign currency fluctuations. We receive payment in foreign currency equivalent to the U.S. dollars billed, which is converted to U.S. dollars that day or the following day. We recognized a $99,000 net foreign currency loss due to activity in foreign areas denominated in local currency and a decline of the U.S. dollar compared to these local currencies for the nine months ended September 30, 2004.

      The level of construction services required by a customer depends on the size of its capital expenditure budget for construction for the year. Consequently, customers that account for a significant portion of contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years.

Item 4.	Controls and Procedures

      As of September 30, 2004, an evaluation was performed under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the rules promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the principal executive and financial officers concluded that the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance that such disclosure controls and procedures will meet their objectives. There have been no significant changes in our internal controls over financial reporting or in other factors during our most recent fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, these internal controls over financial reporting.

      Management, including our principal executive and financial officers, do not expect that our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in a cost-effective control system, misstatement due to error and/or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      On May 18, 2004, our pipelay barge, the Gulf Horizon, caught fire while on tow from the U.S. Gulf of Mexico to Israel to perform the IEC project. A damage assessment was performed, and based on such assessment, we expect that the repair costs will equal or exceed the $28.0 million insured value of the vessel and it may ultimately be declared a constructive total loss. However, during the third quarter of 2004, the underwriters on the policy of marine hull insurance that we purchased to cover physical damage to the vessel during the tow filed a declaratory judgment action in England seeking a declaration that the policy was void from its inception. The underwriters claim that we did not adequately describe the work to be performed by the riding crew of the barge while on tow. EITF 01-10 states that a presumption exists that realization of a claim is not probable if the claim is the subject of litigation. Because this claim is in litigation, we have not recognized the recovery of losses under this policy as a receivable. We continue to pursue our insurance claim for the full $28 million policy value against the underwriters on the applicable hull and machinery policy, and we believe that recovery under that policy is probable. We also carry a policy of mortgagee’s interest insurance, which we believe will provide a recovery of $9.1 million in the event we do not recover losses under the hull and machinery policy. Accordingly, we recorded $9.1 million as an insurance receivable at September 30, 2004. The insurance proceeds that may ultimately be collected may be more or less than the amount of the receivable that is recorded. If it is determined that the recovery will be less than the amount recorded, such loss will be recorded in the period in which such determination is made. The process of collecting any insurance proceeds may involve extensive negotiations with our insurance carrier, which may result in significant delays in collection and a variance in the amount collected from the insured value. All proceeds received from the insurance company will be used either to repair the vessel, or if the vessel ultimately is determined to be beyond repair, to repay our term loan with CIT Group, which has an outstanding balance of $25.8 million at September 30, 2004.

      We continue to pursue the remainder of our claims against Pemex and will submit the claims related to interruptions due to adverse weather conditions to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chambers of Commerce during the fourth quarter of 2004. During September 2004, we collected $4.5 million from Pemex for a portion of the non-weather related claims arising out of the EPC 64 contract with Pemex. The proceeds were used to prepay a portion of our 18% Subordinated Notes as required by the collateral agreement. The remaining carrying value at September 30, 2004, of the original claims submitted is $21.0 million. Our reserved net claim receivable as of September 30, 2004 of approximately $21.0 million is our best estimate of the amount we believe we will collect on our EPC 64 contract claims. A failure to recover any amount from Pemex in negotiations or arbitration could result in a loss of up to our carrying value of $21.0 million. It is possible that the EPC 64 claim could be settled for an amount in excess of our recorded balance, which could result in a recovery of our reserve in the period settlement is reached. The process for resolving these claims could continue into 2005 and beyond. Collection of amounts related to these claims would be remitted directly as prepayment of the 16% and 18% Subordinated Notes.

      At September 30, 2004, our reserved contract receivables of $27.2 million from Iroquois is our best estimate of the amount we believe we will collect. On January 20, 2004, we filed a lawsuit for breach of contract and wrongful withholding of amounts due to us for services performed under our contract with Iroquois. Iroquois has filed counter-claims against us for alleged damage to its pipeline, extra costs to complete work due to alleged breach of contract, indemnity for certain damage to third parties and alleged failure to perform efficiently. We believe these counter-claims have no merit and intend to vigorously defend against them. We cannot predict whether a negotiated resolution of this dispute will occur or, if such a resolution does occur, the precise terms of such a resolution. We could incur a loss for uncollectible amounts of up to the carrying value of $27.2 million. Collection of the Iroquois contract receivables at their recorded carrying value would provide net proceeds of approximately $8 million after payments to subcontractors on this project, which would be remitted directly as prepayment of the 18% Subordinated Notes.

      At September 30, 2004, our reserved contract receivables of $5.5 million from Williams is our best estimate of the amount we believe we will collect. On September 12, 2003, we filed a lawsuit for breach of contract and wrongful withholding of amounts due to us for services performed under our contract with Williams. Williams has filed a counter-claim against us for alleged breach of contract. We believe that this counter-claim has no merit and intend to vigorously defend against it. We have not been able to resolve our dispute with Williams through mediation, and the court has reset the trial for April 2005. We could incur a loss for uncollectible amounts of up to the carrying value of $5.5 million. Collection of amounts related to these receivables would be remitted directly as prepayment of the 16% Subordinated Notes.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

      On March 11, 2004, we issued $65.4 million principal amount of 16% Subordinated Notes due March 31, 2007 to a group of accredited investors, including the Elliott Companies, in a private placement under Rule 506 of Regulation D of the Securities Act of 1933 as amended. We received net proceeds of $44.9 million from the offering of the 16% Subordinated Notes, after considering offering costs of $5.5 million and proceeds used to repay all amounts of principal and interest under the $15 million term loan from Elliott Associates. We also used a portion of the proceeds to reduce our indebtedness under our revolving credit facilities and used the remainder for immediate working capital needs. Interest at 16% on the 16% Subordinated Notes is due quarterly. We are required by our existing loan agreements to issue to the 16% Subordinated Note holders additional 16% Subordinated Notes equal to the amount of interest due on any quarterly payment date. Warrants that are immediately exercisable were issued to the holders of the 16% Subordinated Notes (other than the Elliott Companies) to purchase an aggregate of 5,283,300 shares of our common stock for an aggregate exercise price of $1.00 per share, expiring March 11, 2009. Holders paid the initial exercise price of $0.99 per share upon issuance of the warrants and may fully exercise them by paying the remaining $0.01 of the per share exercise price. As of September 30, 2004, 880,550 warrants have been exercised. Through September 30, 2004, we issued an aggregate of $6.0 million of additional 16% Subordinated Notes for paid in-kind interest incurred. Upon an event of default under the 16% Subordinated Notes, the interest on the 16% Subordinated Notes increases 2%.

      On May 27, 2004, we issued $18.75 million principal amount of 18% Subordinated Notes at a 20% discount due March 31, 2007 to the Elliott Companies and other holders of the 16% Subordinated Notes in a private placement under Rule 506 of Regulation D of the Securities Act of 1933 as amended. We received net proceeds of $15.0 million from the offering of the 18% Subordinated Notes. We used a portion of the proceeds to secure a $9.1 million letter of credit required under our contract with the Israel Electric Corporation and used the remainder for immediate working capital needs.

      On September 17, 2004, we issued $5.3 million principal amount of an additional 18% Subordinated Notes at a 20% discount due March 31, 2007 to the Elliott Companies and other holders of the 18% Subordinated Notes in a private placement under Rule 506 of Regulation D of the Securities Act of 1933 as amended. We received net proceeds of $4.3 million from the offering of the additional 18% Subordinated Notes. We used the proceeds for immediate working capital needs. Interest at 18% on the subordinated notes is due quarterly. We are required by our existing loan agreements to issue to the 18% Subordinated Note holders additional 18% Subordinated Notes equal to the amount of interest due on any quarterly payment date. Through September 30, 2004, we issued an aggregate of $1.2 million of additional 18% Subordinated Notes for this paid in-kind interest incurred. Upon an event of default under the 18% Subordinated Notes, the interest on the 18% Subordinated Notes increases 2%.

      In connection with the issuance of the 16% and 18% Subordinated Notes, we are prohibited from declaring, paying or making any dividend or distribution (in cash, property or obligations) on any shares of any class of our equity securities or on any warrants, options or other rights in respect of any class of our equity securities. We are prohibited from applying any of our funds, property or assets to the purchase, redemption, sinking fund or other retirement of any shares of any class of our stock, or making any deposit for any of the foregoing.

Item 4.	Submission of Matters to a Vote of Security Holders

      (a) Our annual meeting of stockholders was held on July 28, 2004. At such meeting, each of the following persons listed below was re-elected as a director of the company.

		Withhold
	For	Authority

J. Louis Frank	19,375,720	4,893,813
Bill J. Lam	20,230,863	4,038,670
Ken R. LeSuer	19,014,322	5,255,211
Raymond L. Steele	20,050,286	4,219,247

      In addition to the directors re-elected at the annual meeting, the terms of Michael R. Latina, Harry L. Max, Jr., John T. Mills, Charles O. Buckner, and Edward L. Moses continued after the annual meeting.

      (b) The stockholders also approved the Amended and Restated Certificate of Incorporation to increase the number of shares of our authorized common stock from 35 million to 100 million.

Votes For	Votes Against	Votes Abstain	Broker Non Vote

16,789,586	7,456,943	23,004	0

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
10.1	Second Amendment to Consulting Agreement(2)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-43965).

(2)	Filed herewith.

      (b) Reports on Form 8-K:

      On July 7, 2004, we filed a report on Form 8-K, updating guidance for 2004.

      On July 14, 2004, we filed a report on Form 8-K, announcing the appointment of Grant Thornton LLP to serve as the company’s independent registered public accounting firm for 2004.

      On August 2, 2004, we filed a report on Form 8-K, announcing the results of the company’s 2004 annual meeting of stockholders.

      On August 9, 2004, we filed a report on Form 8-K, reporting second quarter 2004 results.

      On August 20, 2004, we filed a report on Form 8-K, announcing that it has received notice from the Nasdaq Stock Market that the Company is not in compliance with the minimum bid price requirement for continued listing on the Nasdaq National Market.

      On September 1, 2004, we filed a report on Form 8-K, announcing that the Board of Directors of the registrant named Richard A. Sebastiao as chief restructuring officer of the registrant and that Bill J. Lam, the

President and Chief Executive Officer of the registrant, is no longer the principal executive officer of the registrant.

      On September 8, 2004, we filed a report on Form 8-K, announcing the resignation of J. Louis Frank as Chairman of the Board and the naming of Mr. Frank as Chairman Emeritus and John T. Mills as the new Chairman of the Board.

      On September 21, 2004, we filed a report on Form 8-K, the registrant issued a press release announcing the partial collection of its claims against Pemex Exploracion y Produccion, a financing transaction, an insurance dispute and that we have reached an agreement with Bill J. Lam, the President of the registrant.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON OFFSHORE, INC.

/s/ DAVID W. SHARP

David W. Sharp
Executive Vice President and Chief Financial Officer

Date: November 9, 2004

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