Form 10-K
period 2004-12-31
HORIZON OFFSHORE INC
filed 2005-03-31
CIK 1051431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

for the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
Commission File Number 001-16857

Horizon Offshore, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0487309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 City West Boulevard Suite 2200 Houston, Texas (Address of principal executive offices)	77042 (Zip Code)
Registrant’s telephone number, including area code:
(713) 361-2600
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 par value per share
Preferred Stock Purchase Rights
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑          No ☐
      The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2004), was approximately $21.7 million.
      The number of shares of the registrant’s common stock, $1.00 par value per share, outstanding as of March 28, 2005 was 32,252,658.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive Proxy Statement prepared in connection with the registrant’s 2005 annual meeting of stockholders have been incorporated by reference into Part III of this Form 10-K.

HORIZON OFFSHORE, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2004

PART I

Items 1. and 2.	Business and Properties
General
      Horizon Offshore, Inc. (a Delaware corporation) was incorporated on December 20, 1995 and commenced operations in March 1996. Horizon Offshore, Inc. and its subsidiaries (references to Horizon, company, we or us are intended to refer to Horizon Offshore, Inc. and its subsidiaries) provide marine construction services for the offshore oil and gas and other energy related industries in the U.S. Gulf of Mexico, Latin America, Southeast Asia, West Africa and the Mediterranean.
      Our primary services include:

•	installing pipelines;

•	providing pipebury, hook-up and commissioning services;

•	installing production platforms and other structures; and

•	disassembling and salvaging production platforms and other structures.
Developments
      During the past three years, we have experienced operating and net losses. Our liquidity has been negatively impacted by our inability to collect outstanding claims and receivables from Petróleos Mexicanos (Pemex) and Williams Oil Gathering LLC (Williams), and the delays in collecting the claims and receivables from Iroquois Gas Transmission LP (Iroquois) that were settled in March 2005. Also during 2004, our liquidity has been impacted by low utilization of vessels, a fire on the Gulf Horizon in May 2004 and our inability to secure performance bonds and letters of credit on large international contracts without utilizing cash collateral. We have closely managed cash due to our lack of liquidity and negotiated extended payment terms with our large trade payable creditors and subcontractors. In order to meet our liquidity needs during the past three years, we have incurred a substantial amount of debt. During 2004, we issued an aggregate of $113.7 million, including paid in-kind interest, face value of 16% subordinated secured notes (the 16% Subordinated Notes) and 18% subordinated secured notes (the 18% Subordinated Notes) in order to meet our immediate liquidity needs. At December 31, 2004, we had approximately $232.8 million face value of total outstanding debt, which was secured by all of our assets.
      In light of our substantial debt and inability to generate sufficient cash flows from operations to service it; since the second quarter of 2004, our management has explored a significant number of financing alternatives designed to refinance and restructure our debt maturing in 2005 and provide us with additional working capital to support our operations. While management was in the process of negotiating a financing proposal, we were required to repay all of our outstanding indebtedness under our revolving credit facilities with Southwest Bank of Texas, N.A. (Southwest Bank) that matured in February 2005, which further impacted our liquidity. In March 2005, our negotiations to obtain additional financing and to refinance our indebtedness maturing in 2005 failed. As a result, our only alternative to commencing bankruptcy proceedings was to proceed to implement our previously announced recapitalization plan with the holders of our 16% and 18% Subordinated Notes (collectively, the Subordinated Notes) in two steps. The first step consisted of closing two senior secured term loans (the Senior Credit Facilities) of $30 million and $40 million, respectively, with holders and affiliates of holders of our Subordinated Notes on March 31, 2005.
      We will use the proceeds of the Senior Credit Facilities to repay the $25.6 million outstanding under our revolving credit facility with The CIT Group/Equipment Financing, Inc. (CIT Group) maturing in May 2005, make a $2.0 million prepayment on our CIT Group term loan and pay an estimated $3.0 million of closing costs and fees. We will use the balance of the proceeds from this financing transaction to provide working capital to support our operations and for other general corporate purposes. The second step of our recapitalization plan consists of a debt for equity exchange. In order to implement this exchange, we entered into a letter agreement dated March 31, 2005 (the Recapitalization Agreement) with the holders of all of our Subordinated Notes that terminated the October 29, 2004 recapitalization letter agreement. The Recapitalization Agreement contemplates that we will use our best efforts to close a series of recapitalization transactions pursuant to which the holders of our Subordinated Notes will exchange approximately $85 million of Subordinated Notes and 1,400 shares of our Series A Redeemable Participating Preferred Stock (Series A Preferred Stock) for one million shares of a new series of Series B Mandatorily Convertible Preferred Stock (Series B Preferred Stock) and 60 million shares of our common stock. The common stock and Series B Preferred Stock issued in the debt for equity exchange on an “as converted” basis will be equivalent to 95% of our aggregate outstanding common stock after giving effect to the recapitalization transactions. This equity will also be issued in consideration of the Subordinated Note holders consenting to the financing transaction and release of all of the collateral securing the Subordinated Notes, amending the terms of the $25 million of Subordinated Notes that are expected to remain outstanding following the closing of the recapitalization transactions to extend their maturity to March 2010 and reduce their interest rate to 8% per annum payable in-kind, and, if applicable, participating in the financing transaction as a lender.
      In order to be able to issue common stock and the Series B Preferred Stock as required by the Recapitalization Agreement without the lengthy delay associated with obtaining stockholder approval required under the Nasdaq Marketplace Rules, we decided to delist our shares of common stock from the Nasdaq National Market, effective as of the close of business on April 1, 2005. In connection with the financing transaction, we also amended our CIT Group term loan to, among other things, extend the $15 million payment due in December 2005 until March 2006 and accelerate the maturity date from June 2006 to March 2006. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further details of this financing transaction and the Recapitalization Agreement.
Scope of Operations
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
      Our fleet consists of thirteen vessels, including nine vessels which are currently operational and two pipelay/pipebury barges, one derrick barge and one diving support vessel that are not currently operational. The following table describes our marine vessels.

			Maximum	Maximum
			Derrick	Pipelay
		Length	Lift	Diameter
Vessel	Vessel Type	(feet)	(tons)	(inches)

American Horizon	Pipelay/Pipebury	180	—	18
Lone Star Horizon	Pipelay/Pipebury	320	—	39
Brazos Horizon	Pipelay/Pipebury	210	—	18
Pecos Horizon	Pipelay/Pipebury	250	—	24
Cajun Horizon(1)	Pipelay/Pipebury	140	—	12
Gulf Horizon(1)	Pipelay/Pipebury	350	—	36
Canyon Horizon	Pipebury	330	—	—
Pearl Horizon(2)	Diving Support Vessel	184	—	—
Stephaniturm(1)(2)	Diving Support Vessel	230	—	—
Atlantic Horizon	Derrick Barge	420	550	—
Pacific Horizon	Derrick Barge	350	1,000	—
Phoenix Horizon(1)(2)	Derrick Barge	300	250	—
Sea Horizon	Derrick/Pipelay	360	1,200	36

(1)	These vessels are not currently operational.

(2)	These vessels are classified as assets held for sale.

      Included in our fleet of nine operational vessels are four pipelay and pipebury vessels and one combination pipelay and derrick vessel that install and bury pipelines with an outside diameter (including concrete coating) of up to 39 inches. Our pipelay vessels employ conventional S-lay technology that is appropriate for operating on the U.S. continental shelf and the international areas where we currently operate. Conventional pipeline installation involves the sequential assembly of pieces of pipe through an assembly line of welding stations that run the length of the pipelay vessel. Welds are then inspected and coated on the deck of the pipelay barge. The pipe is then supported off the stern and into the water via a ramp that is referred to as a “pontoon” or “stinger.” The ramp supports the pipe to some distance under the water and prevents over-stressing as it curves into a horizontal position toward the sea floor. The barge is then moved forward by its anchor winches and the pipeline is laid on the sea floor. The suspended pipe forms an elongated “S” shape as it undergoes a second bend above the contact point. During the pipelay process, divers regularly inspect the pipeline to ensure that the ramp is providing proper support and that the pipeline is settling correctly.
      Pipelines installed on the U.S. continental shelf or located in water depths of 200 feet or less are required by the regulations of the United States Department of Interior’s Minerals Management Service to be buried at least three feet below the sea floor. Jet sleds towed behind pipelay/pipebury barges are used to bury pipelines on smaller pipe installation projects. Towed jet sleds are less likely to damage the pipeline being laid or any existing pipelines that the pipeline may cross. Towed jet sleds use a high-pressure stream of air and water that is pumped from the barge to create a trench into which the pipe settles. For larger pipe burying projects, or where deeper trenching is required, we use the Canyon Horizon, our dedicated bury barge. The Canyon Horizon is currently located in the Mediterranean. We match our burying approach to the requirements of each specific contract by using the Canyon Horizon for larger projects and our towed jet sleds behind pipelay barges for smaller projects.
      We also install and remove or salvage offshore fixed platforms. We currently operate two derrick barges equipped with cranes designed to lift and place platforms, structures or equipment into position for installation. In addition, they are used to disassemble and remove platforms and prepare them for salvage or refurbishment. The Pacific Horizon has a lift capacity of 1,000 tons, and the Atlantic Horizon has a 550-ton lift capacity. Our fleet also includes the Sea Horizon, which is our 360-foot long and 100-foot wide combination vessel that has both pipelay and derrick capabilities. The Sea Horizon is utilized to install and remove offshore fixed platforms and has a lift capacity of 1,200 tons. Inventory consists of production platforms and other marine structures received from time to time as partial consideration from salvage projects performed in the U.S. Gulf of Mexico. These structures are held for resale. There have been no significant sales of inventory since 2002.
      During 2004, we laid 230 miles of pipe of various diameters in various depths pursuant to a total of 31 pipeline construction contracts. Also in 2004, we installed or removed 48 offshore platforms. We are currently performing marine construction projects in the U.S. Gulf of Mexico and a project for the Israel Electric Corporation (IEC) in the Mediterranean. In addition, we were recently awarded a contract for the installation of the West Africa Gas Pipeline.
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
      Our contracts are typically of short duration in the U.S. Gulf of Mexico, being completed in periods as short as several days to periods of up to several months for projects involving our larger pipelay vessels. International construction projects typically have longer lead times and extended job durations. Substantially all of our projects are performed on a fixed-price or a combination of a fixed-price and day-rate basis in the case of extra work to be performed under the contract. From time to time, we perform projects on a day-rate or cost-reimbursement basis. Under a fixed-price contract, the price stated in the contract is subject to adjustment only for change orders approved by the customer. As a result, we are responsible for all cost overruns. Furthermore, our profitability under a fixed-price contract is reduced when the contract takes longer to complete than estimated. Similarly, our profitability will be increased if we can perform the contract ahead of schedule. Under cost-reimbursement arrangements, we receive a specified fee in excess of direct labor and material cost and are protected against cost overruns, but unless cost savings incentives are provided, we generally do not benefit directly from improved performance.
Marine Equipment
      We own all of our marine vessels and have placed mortgages on them to collateralize our debt. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Under governmental regulations and our insurance policies, we are required to maintain the vessels in accordance with standards of seaworthiness, safety and health prescribed by governmental regulations and applicable vessel classification societies. We believe that we are in compliance with all governmental regulations and insurance policies regarding the operation and maintenance of our nine operational vessels.
      In the normal course of our operations, we also lease or charter other vessels, such as diving support vessels, tugboats, cargo barges, utility boats and support vessels.
Safety and Quality Assurance
      We believe that the safety and health of our employees, the protection of the environment and our assets, while consistently providing products and services to our customers’ satisfaction and within regulatory guidelines is a key component of our operations. We maintain stringent safety assurance programs to reduce the possibility of costly incidents and to attract and retain new employees and customers. Our Health, Safety, Environmental and Quality Department establishes and regularly updates these programs to ensure compliance with all applicable state, federal, foreign and customer safety regulations as well as the quality requirements for providing an end product that satisfies client and regulatory specifications.
      We believe that our response to the fire aboard the Gulf Horizon in May 2004 exemplified the quality and effectiveness of our safety assurance and employee training programs. The crew’s reaction allowed all of the personnel on board to be safely evacuated and the barge to be recovered afloat. A damage assessment and employee interviews were conducted promptly upon the barge’s arrival to port, and opportunities for improvement to our safety procedures have been implemented.
      In 2004, our worldwide Health, Safety and Environmental Management System maintained OH SAS-18001 certification with the Norwegian classification society Det Norske Veritas (DNV), which certifies that our health and safety processes meet or exceed international standards. Additionally in 2004, DNV granted our marine operations in North America ISO 9001:2000 accreditation, which is an internationally recognized accreditation. We achieved this accreditation by demonstrating that our Quality Management System consistently provides products and services that meet customer and applicable regulatory requirements. Our Houston support department and Southeast Asia operations have already achieved ISO 9001:2000 accreditation.
Seasonality, Cyclicality and Factors Affecting Demand
      The marine construction industry in the U.S. Gulf of Mexico and Latin America historically has been highly seasonal with contracts typically awarded in the spring and early summer and performed before the onset of adverse weather conditions in the winter. The scheduling of much of our work is affected by weather conditions and other factors, and many projects are performed within a relatively short period of time. We have attempted to offset the seasonality of our core operations in the U.S. Gulf of Mexico and offshore Mexico by performing marine construction projects in international areas offshore Southeast Asia, West Africa and the Mediterranean. We believe that these regions and the timing of customers’ awards will provide some measure of counter-seasonal balance to our operations in the U.S. Gulf of Mexico and offshore Mexico, but we cannot ensure that performing jobs in these areas will offset the seasonality of the work in the U.S. Gulf of

Mexico and offshore Mexico. Our contracts are typically of short duration in the U.S. Gulf of Mexico, being completed in periods as short as several days to periods of up to several months for projects involving our larger pipelay vessels. International construction projects typically have longer lead times and extended job durations.
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
Working Capital Requirements for Project Start-up Costs
      Our cash requirements are greatest at the start-up of a new project since we are required to incur mobilization expenses and complete all or a substantial portion of the majority of our projects before receiving payment from the customer. We may also be required to incur substantial costs to procure pipe and other materials prior to beginning construction. The timing of start-up costs incurred and progress billings on large contracts in accordance with contract terms and milestones and the collections of the related contract receivables may increase our working capital requirements. In addition, we may be required to use working capital to provide collateral to secure future performance bonds and letters of credit on large international contracts. These working capital requirements for project start-up costs may prohibit us from pursuing construction projects because we do not have enough working capital to support the project.
Customers and Geographic Information
      We have domestic and international operations in one industry, the marine construction service industry for offshore oil and gas companies and energy companies. During 2004, we provided marine construction services for domestic customers in the U.S. Gulf of Mexico and foreign customers in Latin America, Southeast Asia, West Africa and the Mediterranean. See Note 14 of our notes to consolidated financial statements for financial information on our geographic segments. The percentages of consolidated revenues from domestic and foreign customers for each of the last three years are as follows:

	2004	2003	2002

Domestic	29%	75%	55%
Foreign	71%	25%	45%

      In 2004, we provided offshore marine construction services to approximately 46 customers. Our customers consist of national oil companies, major and independent oil and gas companies, energy companies and their affiliates. Customers accounting for more than 10% of consolidated revenues for each of the last three years are as follows:

	2004	2003	2002

Israel Electric Corporation	36%	—	—
Petróleos Mexicanos	23%	1%	31%
Iroquois Gas Transmission LP	—	25%	20%
Algonquin Gas Transmission Company	—	15%	—
Brunei Shell Petroleum Company	—	10%	—
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
Backlog
      As of March 28, 2005, our backlog supported by written agreements totaled approximately $170 million. We were awarded a contract for the installation of the West Africa Gas Pipeline during December 2004, which is included in our backlog. As of March 12, 2004, our backlog totaled approximately $203 million. Of the total backlog as of March 28, 2005, approximately $58 million is expected to be earned after 2005. As of December 31, 2004, our backlog supported by written agreements totaled approximately $166 million, compared to our backlog at December 31, 2003 of approximately $42 million. Our backlog has typically been lower in the fourth and first quarters of the year due to the seasonality and weather conditions in the U.S. Gulf of Mexico during the winter months. As we secure additional international projects, which tend to have longer lead times and result in earlier awards, our backlog may increase. Because of contract lead times, durations and seasonal issues, we do not consider backlog amounts to be a reliable indicator of annual revenues.
Insurance
      Our operations are subject to the inherent risks of offshore marine activity, including accidents resulting in injuries, the loss of life or property, damage to property, environmental mishaps, mechanical failures and collisions. We insure against these risks at levels we believe are consistent with industry standards. Our insurance premiums required to cover these risks significantly increased during the past three years due to losses in the insurance industry as a whole and specifically the energy and marine market, as well as our recent claims and loss experience. Insurance premiums may increase in the future.
      Builder’s Risk insurance is required to provide coverage for property while under construction. Builder’s Risk covers the contractor’s interest in materials at the job site before they are installed, materials in transit intended for the job and the value of the property being constructed until it is completed and accepted by the owner. Builder’s Risk deductibles and premiums have significantly increased during the past several years, and coverage is not available for all types of damage that may occur. In some cases, we may be responsible for part or all of the deductible. We may be required pursuant to contract terms to obtain and carry Builder’s Risk insurance, which will be factored into our contract bid pricing.
      Offshore employees, including marine crews, are covered by an insurance policy, which covers Jones Act exposures. Our self-insured retention on the Jones Act program for employees is currently $100,000 per claim.
      We purchase marine hull insurance to cover physical damage to our vessels, as well as carry protection and indemnity insurance for our employees. In August 2004, the underwriters on the policy of marine hull insurance purchased to cover physical damage to the Gulf Horizon during the tow to Israel to perform the IEC project filed an action for declaratory judgment in the English High Court seeking a declaration that the policy is void due to a misrepresentation of the risk. See Item 3. “Legal Proceedings” for a discussion of this litigation.
      We believe that our insurance is adequate to cover the fair market value of our vessels and to cover the cost of repairs for damage to our vessels as a result of offshore risks. However, certain risks are either not insurable or insurance is available only at rates that are not economical. We cannot assure that any such insurance will be sufficient or effective under all circumstances or against all hazards to which we may be subject.
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
      We currently compete in the Gulf in water depths of 200 feet or less primarily with Global Industries, Ltd., Torch Offshore, Inc. and Chet Morrison Contractors, Inc. Torch Offshore, Inc. filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2005 and several of its vessels are now inoperative. In projects in water depths of 200 feet or more or where a higher degree of complexity is involved, competition generally is limited to Global Industries, Ltd. and from time to time other international companies that may have vessels operating in the U.S. Gulf of Mexico. We compete primarily with Offshore Specialty Fabricators, Inc., Manson Gulf L.L.C., Bisso Marine Co., Inc. and Diamond Services Corporation for the installation and removal of production platforms.
      Internationally, the marine construction industry is dominated by a small number of major international construction companies and government owned or controlled companies that operate in specific areas or on a joint venture basis with one or more of the major international construction companies. International contracts are typically awarded on a competitive bid basis and generally have longer lead times than those in the U.S. Gulf of Mexico. Our major competitors internationally are Global Industries, Ltd., J. Ray McDermott, S.A. and Hyundai Heavy Industries Company Ltd.
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
      Complying with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and changes to the NASDAQ rules, has required us to expend significant resources. As a result, we will continue to invest necessary resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses.
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
Employees
      As of January 31, 2005, we had approximately 585 employees, including 465 operating personnel and 120 corporate, administrative and management personnel. Of our total employees, approximately 496 are employed domestically and approximately 89 are employed internationally. As of January 31, 2005, we had no employees that were unionized or employed subject to any collective bargaining or similar agreements. However, we may, in the future, employ union laborers if required by project specific labor agreements. We believe our relationship with our employees is good.
      Our ability to further expand our operations internationally and meet any increased demand for our services depends on our ability to increase our workforce. A significant increase in the wages paid by competing employers could result in a reduction in the skilled labor force and/or increases in the wage rates paid. If either of these circumstances takes place to the extent that such wage increases could not be passed on to our customers, our profitability could be impaired.
Company Information and Website
      Our principal executive offices are located at 2500 CityWest Boulevard, Suite 2200, Houston, Texas 77042. Our telephone number is (713) 361-2600. Our Internet address is www.horizonoffshore.com. Copies of the annual, quarterly and current reports that we file with the SEC, and any amendments to those reports, are available on our web site free of charge. The information posted on our web site is not incorporated into this Annual Report.

Properties
      Our corporate headquarters is located in Houston, Texas, in approximately 94,000 square feet of leased space under leases expiring from 2006 to 2008. In addition, we lease approximately 40,500 square feet of office space in various international locations under leases expiring from 2005 to 2008. These offices support our marine construction activities. We are seeking to consolidate the office space in our corporate headquarters in an effort to reduce our leased space by approximately 26,000 square feet.
      We own and operate a marine support base located on 26 acres of waterfront property in Sabine, Texas. This marine base includes 1,700 feet of bulkhead, 59,000 square feet of office and warehouse space, and two heliports. We also own a marine support and spool base and storage facility (for marine structures that may be salvaged by our marine fleet) on approximately 23 acres with approximately 6,000 feet of waterfront on a peninsula in Sabine Lake near Port Arthur, Texas with direct access to the Gulf. The facility has more than 3,000 feet of deepwater access for docking barges and vessels. We also lease approximately 19,250 square feet of land in Morgan City, Louisiana for inventory storage on a month-to-month basis.
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
      All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are beyond our control. Any one of such influences, or a combination, could materially affect the results of our operations and the accuracy of forward-looking statements made by us. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

•	our ability to complete the recapitalization transactions contemplated by the Recapitalization Agreement;

•	our substantial current indebtedness continues to adversely affect our financial condition and the availability of cash to fund our working capital needs;

•	our ability to comply with our financial covenants in the future;

•	our ability to meet our obligations under the terms of our indebtedness;

•	we will need additional financing in the future;

•	the potential receipt of an audit opinion with a “going concern” explanatory paragraph from our independent registered public accounting firm would likely adversely affect our operations;

•	we have had operating losses for 2002, 2003 and 2004, and there can be no assurance that we will generate operating income in the future;

•	the outcome of the anticipated arbitration of our claims against Pemex;

•	the outcome of litigation with Williams;

•	the outcome of litigation with the underwriter of the insurance coverage on the Gulf Horizon;

•	our common stock will be delisted from the NASDAQ National Market, effective as of the close of business on April 1, 2005;

•	industry volatility, including the level of capital expenditures by oil and gas companies due to fluctuations in the price, and perceptions of the future price of oil and gas;

•	contract bidding risks, including those involved in performing projects on a fixed-price basis and extra work outside the original scope of work, and the successful negotiation and collection of such contract claims;

•	our ability to obtain performance bonds and letters of credit if required to secure our performance under new international contracts;

•	the highly competitive nature of the marine construction business;

•	operating hazards, including the unpredictable effect of natural occurrences on operations and the significant possibility of accidents resulting in personal injury and property damage;

•	the seasonality of the offshore construction industry in the U.S. Gulf of Mexico;

•	the risks involved in the expansion of our operations into international offshore oil and gas producing areas, where we have previously not been operating;

•	our dependence on the continued strong working relationships with significant customers operating in the U.S. Gulf of Mexico;

•	percentage-of-completion accounting;

•	the continued active participation of our executive officers and key operating personnel;

•	the effect on our performance of regulatory programs and environmental matters;

•	the risks involved in joint venture operations required from time to time on major international projects;

•	our compliance with the Sarbanes-Oxley Act of 2002 and the significant expansion of securities law regulation of corporate governance, accounting practices, reporting and disclosure that affects publicly traded companies, particularly related to Section 404 dealing with our system of internal controls; and

•	a possible terrorist attack or armed conflict could harm our business.
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
      A more detailed discussion of the foregoing factors follows:

We will need to consummate the recapitalization transactions contemplated by the Recapitalization Agreement
      In light of our substantial debt and inability to generate sufficient cash flows from operations necessary to service it, we need to consummate the recapitalization transactions contemplated by the Recapitalization Agreement to exchange approximately $85 million of Subordinated Notes for equity. There can be no assurance regarding our ability to complete these recapitalization transactions. If we are unable to complete these recapitalization transactions, we may have to consider alternatives to settle our existing liabilities with our limited resources, including seeking protection from creditors through bankruptcy proceedings.

Our substantial indebtedness could adversely affect our financial health
      We currently have a significant amount of indebtedness. Subsequent to closing the financing transaction on March 31, 2004 and after repaying the CIT Group debt, we will have total indebtedness with a face value of approximately $246.3 million outstanding. In addition, we will continue to have a significant amount of indebtedness if we are able to close the recapitalization transactions.
      Our high level of debt could have important consequences, including the following:

•	inability of our current cash generation level to support future interest and principal payments on this high level of debt;

•	inadequate cash for other purposes, such as capital expenditures and other business activities, since we will need to use a significant portion of our operating cash flow to pay principal and interest on our outstanding debt;

•	increase our vulnerability to general adverse economic and industry conditions, including the continued difficult economic environment and depressed market in the marine construction industry on the U.S. continental shelf in the Gulf of Mexico;

•	limit our flexibility in planning for, or reacting to, changes in demand for our services in international areas, including mobilizing vessels between market areas;

•	place us at a greater competitive disadvantage compared to our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds, refinance debt maturing in 2006, or dispose of assets.
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

We may not be able to obtain additional financing, if necessary
      It is of critical importance that we successfully perform our existing marine construction projects and continue to obtain additional projects that provide us with the cash flow necessary to support our operations. Depending on our success in obtaining and performing construction projects, we expect to continue to experience periodic cash demands that exceed our cash flow. We require substantial working capital to fund our business and meet debt service and other obligations. Adequate financing is of critical importance to provide us with the working capital required to support our operations. In the event we need to obtain any additional financing in the future, we will evaluate all available financing sources, including, but not limited to, the issuance of equity or debt securities, and in the case of international projects, corporate alliances and joint ventures. Funds raised through the issuance of additional equity may have negative effects on our stockholders, such as a dilution in percentage of ownership, and the rights, preferences or privileges of the new security holders may be senior to those of the common stockholders. If we need and are unable to obtain additional financing, management may be required to explore alternatives to reduce cash used by operating activities, including not pursuing construction projects that may otherwise appear to be promising to us due to the amount of working capital required to support the project. Failure to generate sufficient revenues, obtain additional financing or reduce cash used by operating activities would have a material adverse effect on our business, results of operations and financial condition.

We may not be in compliance with our financial covenants in the future
      In the event that we do not meet our financial covenants, and we are unsuccessful in obtaining waivers of non-compliance, our lenders would have the right to accelerate our debt with them, and cross-default provisions could result in acceleration of other indebtedness. If this occurs, we will have to consider alternatives to settle our existing liabilities with our limited resources, including seeking protection from creditors through bankruptcy proceedings.

Receiving a “going concern” explanatory paragraph to our audit opinion would adversely affect our operations
      Receiving an audit opinion with a “going concern” explanatory paragraph from our independent registered public accounting firm would adversely affect our operations, including our ability to obtain additional projects and generate sufficient cash flow from operations to meet our obligations. Concerns regarding our ability to continue operations as a result of receiving an audit opinion with an explanatory paragraph about our ability to continue as a going concern may cause our customers to decide not to conduct business with us or conduct business with us on terms that are less favorable than those customarily extended by them. In addition, our vendors, suppliers and subcontractors may determine to further reduce any trade credit they extend to us. Any of these factors could have a further material adverse affect on our business, financial condition, results of operations and cash flows. If we are unable to continue as a going concern, we will have to consider alternatives to settle our existing liabilities with our limited resources, including seeking protection from creditors through bankruptcy proceedings. As a result, investments in our securities may be highly speculative.
      A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. We must successfully perform our existing marine construction projects and continue to obtain additional projects that provide us with the cash flow necessary to meet our existing obligations. Our failure to generate positive cash flow from performing marine construction projects would materially and adversely affect our ability to continue as a going concern.

We have had three consecutive years of operating losses and may incur additional operating losses in the future
      We reported operating losses of $(25.1) million, $(69.7) million and $(1.3) million for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, we had an accumulated deficit of $(108.7) million. We expect to continue to incur net losses during 2005. We may not be profitable in the future. If we do achieve profitability in any period, we may not be able to sustain or increase such profitability on a quarterly or annual basis. We had cash flows provided by (used in) operations of $2.1 million for 2004, $(53.1) million in 2003 and $48.5 million in 2002. Insufficient cash flows may adversely affect our ability to fund capital expenditures and pay debt service and other contractual obligations. If revenue generated from our existing backlog or any new projects awarded is less than estimated, we experience difficulty in collecting contractual amounts, or operating expenses exceed our expectations, our business, results of operations and financial condition will be materially and adversely affected.

The outcome of our anticipated arbitration with Pemex, litigation with Williams, litigation with the underwriter of the insurance coverage on the Gulf Horizon, and any future arbitration and litigation proceedings may adversely affect our liquidity
      During the second quarter of 2005, we intend to submit our remaining Pemex EPC 64 contract claim to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce. A failure to recover any amounts from Pemex in arbitration or our lawsuits against Williams and the underwriters on the policy for marine hull insurance covering physical damage to the Gulf Horizon during the tow to Israel to perform the IEC project will place additional pressure on and adversely affect our liquidity. See the risk factor above under the caption “Our substantial indebtedness could adversely affect our financial health” for a discussion concerning liquidity and Item 3. “Legal Proceedings” for a discussion of these receivables and claims in litigation.

Our common stock will be delisted from the NASDAQ National Market which could make it more difficult to sell our common stock
      In order to be able to issue common stock and the Series B Preferred Stock as required by the Recapitalization Agreement without the lengthy delay associated with obtaining stockholder approval required under the Nasdaq Marketplace Rules, we decided to delist our common stock from the NASDAQ National Market, effective as of the close of business on April 1, 2005. We expect that our common stock will begin trading on the NASD OTC Bulletin Board when the market opens on April 4, 2005. As a result, an investor may find it difficult to sell or obtain quotations as to the price of our common stock. Delisting could also adversely affect investors’ perception, which could lead to further declines in the market price of our common stock. Delisting will also make it more difficult and expensive for us to raise capital through sales of our common stock or securities convertible into our common stock.

Industry volatility may adversely affect results of operations
      The demand for our services remained at low levels in the U.S. Gulf of Mexico during 2004 and depends on the level of capital expenditures by oil and gas companies for developmental construction on the U.S. continental shelf in the Gulf of Mexico. As a result, the cyclical nature of the oil and gas industry has a significant effect on our revenues and profitability. Historically, prices of oil and gas, as well as the level of exploration and developmental activity, have fluctuated substantially. Despite the increasing energy prices over the last several years, capital expenditures by oil and gas companies operating on the U.S. continental shelf in the Gulf of Mexico remained at reduced levels during 2004 due to the higher costs and economics of drilling new wells in a mature area. Oil and gas companies are looking to new prospects in international areas where the return on capital expenditures is potentially greater due to the larger, long-lived reservoirs and lower operating costs. The low levels of activity in drilling and exploration on the U.S. continental shelf in the Gulf of Mexico during 2004 caused our vessel utilization and profit margins to decrease and adversely affected our revenues and profitability. Any continued low level of activity in offshore drilling and exploration on the U.S. continental shelf in the Gulf of Mexico will further adversely affect our revenues and profitability. Any significant decline in the worldwide demand for oil and gas, or prolonged low oil or gas prices in the future, will likely depress development activity. We are unable to predict future oil and gas prices or the level of oil and gas industry activity.

We incur risks associated with contract bidding and the performance of extra work outside the original scope of work
      Substantially all of our projects are performed on a fixed-price basis or a combination of a fixed-price and day-rate basis in the case of extra work to be performed under the contract. From time to time, we also perform projects on a day-rate or cost-reimbursement basis. Changes in offshore job conditions and variations in labor and equipment productivity may affect the revenue and costs on a contract. These variations may affect our gross profits. In addition, typically during the summer construction season, and occasionally during the winter season, we bear the risk of interruptions, interferences and other delays caused by adverse weather conditions and other factors beyond our control. If the customer substantially increases the scope of our operations under the contract, we are subjected to greater risk of interruptions, interferences and other delays as was the case with the EPC 64 contract. When we perform extra work outside of the scope of the contract, we negotiate change orders and unapproved claims with our customers. In particular, unsuccessful negotiations of unapproved claims could result in decreases in estimated contract profit or additional contract losses and adversely affect our financial position, results of operations and our overall liquidity, as is the case with respect to our current claims against Pemex and Williams.

Our ability to obtain performance bonds and letters of credit required to secure our performance under contracts may affect our ability to bid and obtain contract awards
      We may be required to provide cash collateral to secure future performance bonds and letters of credit on large international contracts, as was the case with respect to the Pemex and IEC projects during 2004. If we are unable to secure performance bonds and letters of credit with cash collateral when and if they are required, we may not be able to bid on or obtain contracts requiring performance bonds or letters of credit, which could adversely affect our results of operations and financial condition.

We operate in a highly competitive industry
      Our business is highly competitive because construction companies operating offshore compete vigorously for available projects, which are typically awarded on a competitive bid basis. Several of our competitors and potential competitors are larger and have greater financial and other resources than us that may provide them with an advantage in the bid award process in light of our current financial position. In addition, competitors with greater financial resources may be willing to sustain losses on certain projects to prevent further market entry by other competitors. Marine construction vessels have few alternative uses and high maintenance costs, whether they are operating or not. As a result, some companies may bid contracts at rates below our rates. These factors may adversely affect the number of contracts that are awarded to us and the profit margins on those contracts. Additionally, as a result of the competitive bidding process, our significant customers vary over time.

Operating hazards may increase our operating costs; we have limited insurance coverage
      Offshore construction involves a high degree of operational risk. Risks of vessels capsizing, sinking, grounding, colliding, burning and sustaining damage from severe weather conditions are inherent in offshore operations. These hazards may cause significant personal injury or property damage, environmental damage, and suspension of operations. In addition, we may be named as a defendant in lawsuits involving potentially large claims as a result of such occurrences. Our insurance premiums required to cover these risks have significantly increased during the past three years due to losses in the insurance industry and the recent increase in our loss experience. We believe that we maintain prudent insurance protection. However, there is no assurance that our insurance will be sufficient or effective under all circumstances. A successful claim for which we are not fully insured may have a material adverse effect on our revenues and profitability.
      The fire aboard the Gulf Horizon in May 2004 has negatively impacted revenues, profitability and liquidity. The underwriters on the insurance policy covering the Gulf Horizon while on tow have filed an action seeking to avoid coverage. The process of collecting any insurance proceeds has continued to impact our liquidity. Proceeds received from the insurance company will be used either to repair the vessel, or if the vessel ultimately is determined to be beyond repair, to repay debt collateralized by the vessel.

The seasonality of the marine construction industry may adversely affect our operations
      Historically, the greatest demand for marine construction services in the U.S. Gulf of Mexico and offshore Mexico has been during the period from May to September. This seasonality of the construction industry in the U.S. Gulf of Mexico and offshore Mexico is caused both by weather conditions and by the historical timing of capital expenditures by oil and gas companies which accompanies this. As a result, revenues are typically higher in the summer months and lower in the winter months. Although we are pursuing business opportunities in international areas that we believe will offset the seasonality of our core operations in the U.S. Gulf of Mexico and offshore Mexico, there can be no assurance that obtaining projects in these areas will offset the seasonality of these operations. We have attempted to offset the seasonality of these operations by performing projects in international areas offshore Southeast Asia, West Africa and the Mediterranean.

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
      We cannot predict what types of the above events, if any, may occur.

We are dependent upon continued working relationships with significant customers in the U.S. Gulf of Mexico
      Our customers’ contract awards are subject to the size of their capital expenditure budget for construction for the year and a highly competitive bidding process. We believe that price is one of the primary factors in determining which qualified contractor is awarded the contract; therefore, we must maintain a strong working relationship with our customers. Our quality of customer service is dependent upon the availability and technical capabilities of our equipment and personnel, the condition of our equipment and our safety record. In addition, our project and marketing personnel maintain contact with customers to ensure customer satisfaction.

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

We are dependent on key personnel
      Our success depends on, among other things, the continued active participation of our executive officers and certain of our other key operating personnel. Our officers and personnel have extensive experience in the marine construction industry, both domestic and international. The loss of the services of any one of these persons could adversely impact our operations. During December 2004, our former President and Chief

Executive Officer terminated his employment pursuant to his employment agreement. Our principal executive officer is currently our Chief Restructuring Officer, and we are conducting an executive search for a Chief Executive Officer.

We may incur additional expenditures to comply with governmental regulations
      Our operations are subject to various governmental regulations, violations of which may result in civil and criminal penalties, injunctions, and cease and desist orders. In addition, some environmental statutes may impose liability without regard to negligence or fault. Although our cost of compliance with these laws has to date been immaterial, the laws are changed frequently. Accordingly, it is impossible to predict the cost or impact of these laws on our future operations.
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

Recently enacted and proposed regulatory changes may cause us to incur increased costs
      Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, has increased our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. In particular, we have incurred and expect to continue to incur additional general and administrative expense as we implement and report under Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent auditors to attest to, our internal controls. The compliance requirements of these new rules could also result in continued diversion of management’s time and attention, which could prove to be disruptive to normal business operations. Further, the impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business.
      We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

A possible terrorist attack or armed conflict could harm our business
      Terrorist activities, anti-terrorist efforts and other armed conflict involving the U.S. may adversely affect the U.S. and global economies and could prevent us from meeting our debt service, financial and other contractual obligations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for marine construction services. Oil and gas related facilities and assets, including our marine equipment, could be direct targets for terrorists attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is damaged or destroyed. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all. Our efforts to expand internationally may increase these risks.

Item 3.	Legal Proceedings
      In July 2003, we formally submitted total claims to Pemex of approximately $78 million that included unapproved claims for extra work related to interferences, interruptions and other delays, as well as claims for additional scope of work performed. Since that time, our negotiations with Pemex have resulted in us settling the non-weather claims for $9.1 million. We intend to submit the remaining claim related to interruptions due to adverse weather conditions to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce during the second quarter of 2005. As of December 31, 2004, the carrying value of this claim included in costs in excess of billings totaled $18.5 million, net of the $33.1 million allowance for doubtful costs in excess of billings. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Accounts Receivable.”

      On September 12, 2003, we filed a lawsuit in the 295th Judicial District of the District Court for Harris County, Texas against Williams for whom we provided marine construction services. The lawsuit asserts a claim for damages for breach of contract and wrongful withholding of amounts due to us for services provided under the contract and a claim related to Williams’ portion of the insurance deductible under the Builder’s Risk insurance policy for the contract totaling $12.3 million. The lawsuit seeks specific compensatory damages and fees and costs. Williams has filed a counter-claim against us for alleged breach of contract. We have not been able to resolve our dispute with Williams through mediation, and the court has reset the trial for October 2005.
      On May 18, 2004, our pipelay barge, the Gulf Horizon, caught fire while on tow from the U.S Gulf of Mexico to Israel to perform the IEC project. A damage assessment was performed, and based on such assessment, we expect that the repair costs will equal or exceed the $28.0 million insured value of the vessel and it may ultimately be declared a constructive total loss. However, in August 2004, the underwriters on the policy for hull insurance purchased to cover physical damage to the Gulf Horizon during the tow filed an action for declaratory judgment in the English High Court seeking a declaration that the policy is void from its inception due to a misrepresentation of the risk. We initially filed suit in Harris County, Texas seeking recovery of the full amount of the policy, $28.0 million, plus sue and labor expenses, and damages for wrongful denial of the claim. Since then, the English High Court has ruled that it has exclusive jurisdiction over the matter, and our action in Texas has been dismissed without prejudice. We have now filed a counter claim against the underwriters for $31.0 million, and we expect a trial to be set for a date in late 2005.
      In March 2005, we settled our lawsuit against Iroquois for breach of contract and withholding of amounts due to us for services performed under the contract for $21.5 million. In conjunction with this settlement, we also reached agreement with several of our large subcontractors on this project to reduce the amounts owed to them by $1.5 million. After providing for payments of $16.7 million to subcontractors, we collected $4.8 million.
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
      Our common stock will trade on the NASDAQ National Market under the symbol “HOFF” until the close of business on April 1, 2005. We have requested that our common stock be delisted from the NASDAQ National Market at that time. We expect that our common stock will begin trading on the NASD OTC Bulletin Board on April 4, 2005.
      The following table sets forth the high and low closing bid prices per share of our common stock, as reported by the NASDAQ National Market, for the periods indicated.

	2004		2003

Fiscal Quarter	High	Low	High	Low

First	$4.80	$2.55	$5.05	$2.88
Second	$3.00	$0.79	$5.71	$3.31
Third	$1.10	$0.50	$5.03	$3.37
Fourth	$2.87	$0.21	$5.00	$3.50

      At February 28, 2005, we had approximately 41 holders of record of our common stock.
      We intend to retain all of the cash our business generates to meet our working capital requirements, fund operations and reduce our substantial indebtedness. We do not plan to pay cash dividends on our common stock in the foreseeable future. In addition, our debt agreements prevent us from paying dividends or making other distributions to our stockholders.

Equity Compensation Plan Information
      The following table provides information regarding common stock authorized for issuance under our equity compensation plans as of December 31, 2004:

Number of Securities
	Number of	Weighted-	Remaining Available
	Securities to be	Average Exercise	For Future Issuance
	Issued Upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(excluding securities
	Options, Warrants	Warrants and	reflected in
Plan Category	and Rights (a)	Rights (b)	column (a))(c)(2)

Equity compensation plans approved by security holders	3,261,230	$7.04	1,775,990
Equity compensation plans not approved by security holders(1)	—	—	—

Total	3,261,230	$7.04	1,775,990

(1)	Our equity compensation program does not include any equity compensation plans (including individual compensation arrangements) under which common stock is authorized for issuance that was adopted without the approval of stockholders.

(2)	Of the shares remaining for issuance under our equity compensation plans, no more than 200,000 shares may be issued as restricted stock or other stock based awards (which awards are valued in whole or in part on the value of the shares of common stock under each plan).

Issuer Purchases Of Equity Securities
      None.

Item 6.	Selected Financial Data
      The selected financial data for the five-year period ended December 31, 2004 is derived from our audited financial statements. You should read the information below together with “Management’s Discussion and

Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included in this Annual Report.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
INCOME STATEMENT DATA(1):
Contract revenues	$254,209	$270,313	$283,410	$272,208	$160,532
Cost of contract revenues	226,391	263,812	253,016	237,175	136,146

Gross profit	27,818	6,501	30,394	35,033	24,386
Selling, general and administrative expenses	30,687	21,749	21,845	13,771	9,401
Reserve for claims and receivables	5,692	33,092	—	—	—
Impairment of property, equipment and intangibles	13,295	21,332	9,852	—	—
Impairment loss on assets held for sale	3,268	—	—	—	—

Operating income (loss)	(25,124)	(69,672)	(1,303)	21,262	14,985
Other:
Interest expense, net of amount capitalized	(25,995)	(9,542)	(4,585)	(5,381)	(7,730)
Interest income	286	67	91	403	718
Loss on debt extinguishment	(1,719)	(868)	—	(874)	—
Gain (loss) on sale of assets	—	—	—	(22)	6
Other income (expense), net	152	(88)	(2,831)	(184)	(84)

Net income (loss) before income taxes and cumulative effect of accounting change	(52,400)	(80,103)	(8,628)	15,204	7,895
Income tax provision (benefit)	2,103	(7,599)	(3,079)	4,511	2,902

Net income (loss) before cumulative effect of accounting change	(54,503)	(72,504)	(5,549)	10,693	4,993
Cumulative effect of accounting change, net of taxes of $743	—	—	—	—	1,381

Net income (loss)	$(54,503)	$(72,504)	$(5,549)	$10,693	$6,374

Earnings per share — basic:
Net income (loss) before cumulative effect of accounting change	$(2.00)	$(2.74)	$(0.22)	$0.48	$0.27
Cumulative effect of accounting change	—	—	—	—	0.07

Net income (loss) — basic	$(2.00)	$(2.74)	$(0.22)	$0.48	$0.34

Earnings per share — diluted:
Net income (loss) before cumulative effect of accounting change	$(2.00)	$(2.74)	$(0.22)	$0.46	$0.26
Cumulative effect of accounting change	—	—	—	—	0.07

Net income (loss) — diluted	$(2.00)	$(2.74)	$(0.22)	$0.46	$0.33

STATEMENT OF CASH FLOW DATA:
Net cash provided by (used in) operating activities	$2,095	$(53,065)	$48,487	$(43,994)	$8,723
Net cash used in investing activities	(4,776)	(14,683)	(59,752)	(53,223)	(18,178)
Net cash provided by financing activities	30,541	71,790	9,474	95,838	10,581

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
OTHER FINANCIAL DATA:
Depreciation and amortization	$19,702	$19,718	$15,959	$12,935	$9,591
Capital expenditures	5,579	17,797	58,752	54,828	19,268

	December 31,

	2004	2003	2002	2001	2000

BALANCE SHEET DATA:
Working capital	$29,022	$26,107	$30,385	$78,055	$9,952
Property and equipment, net	198,804	239,411	257,847	221,446	176,895
Total assets	403,343	409,541	420,533	393,584	239,425
Long-term debt, net of current maturities	170,347	146,886	90,062	111,414	78,415
Preferred stock subject to mandatory redemption	416	—	—	—	—
Stockholders’ equity	102,340	139,811	211,675	185,690	104,035
NON-GAAP FINANCIAL DATA:
Adjusted EBITDA(2)	$17,672	$(28,710)	$21,677	$33,117	$24,498

Adjusted EBITDA calculation is as follows:
Net income (loss)	$(54,503)	$(72,504)	$(5,549)	$10,693	$6,374
Cumulative effect of accounting change	—	—	—	—	(1,381)
Income tax provision (benefit)	2,103	(7,599)	(3,079)	4,511	2,902
Net interest expense	25,709	9,475	4,494	4,978	7,012
Depreciation and amortization	19,702	19,718	15,959	12,935	9,591
Loss on debt extinguishment	1,719	868	—	—	—
Non-cash impairments	22,942	21,332	9,852	—	—

Adjusted EBITDA	$17,672	$(28,710)	$21,677	$33,117	$24,498

(1)	We have recorded reserves for claims and receivables and impairment losses on vessels and related equipment, inventory and goodwill during 2004, 2003, and 2002, which are included in the following financial statement captions in our consolidated statements of operations (in thousands). No reserves or impairments were recorded in 2001 and 2000.

	Year Ended December 31,

	2004	2003	2002	2001	2000

INCOME STATEMENT CAPTION:
Cost of contract revenues:
Impairment of inventory	$6,379	$—	$—	$—	$—

Reserve for claims and receivables:
Pemex EPC 64	$—	$33,092	$—	$—	$—
Iroquois	5,692	—	—	—	—

	$5,692	$33,092	$—	$—	$—

Impairment of property, equipment and intangibles:
Impairment losses on vessels and related equipment	$1,059	$21,332	$9,852	$—	$—
Impairment loss on the Gulf Horizon	11,236	—	—	—	—
Impairment of goodwill	1,000	—	—	—	—

	$13,295	$21,332	$9,852	$—	$—

Impairment loss on assets held for sale:
Impairment losses on vessels held for sale	$3,268	$—	$—	$—	$—

Total reserves for claims and receivables and impairments	$28,634	$54,424	$9,852	$—	$—

(2)	Horizon calculates Adjusted EBITDA (adjusted earnings before interest, income taxes, depreciation and amortization) as net income or loss excluding income taxes, net interest expense, depreciation and amortization, cumulative effect of accounting change, loss on debt extinguishment and impairment of inventory, property, equipment and intangibles, and assets held for sale. Net income or loss includes revenues for services for which non-cash consideration is received. Adjusted EBITDA is not calculated in accordance with Generally Accepted Accounting Principles (GAAP), but is a non-GAAP measure that is derived from items in Horizon’s GAAP financials and is used as a measure of operational performance. A reconciliation of the non-GAAP measure to Horizon’s income statement is included. Horizon believes Adjusted EBITDA is a commonly applied measurement of financial performance by investors. Horizon believes Adjusted EBITDA is useful to investors because it gives a measure of operational performance without taking into account items that Horizon does not believe relate directly to operations or that are subject to variations that are not caused by operational performance. This non-GAAP measure is not intended to be a substitute for GAAP measures, and investors are advised to review this non-GAAP measure in conjunction with GAAP information provided by Horizon. Adjusted EBITDA should not be construed as a substitute for income from operations, net income (loss) or cash flows from operating activities (all determined in accordance with GAAP) for the purpose of analyzing Horizon’s operating performance, financial position and cash flows. Horizon’s computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
General
      We provide marine construction services for the offshore oil and gas and other energy related industries in the U.S. Gulf of Mexico, Latin America, Southeast Asia, West Africa and the Mediterranean.

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
      Historically, oil and gas prices and the level of exploration and development activity have fluctuated substantially, impacting the demand for pipeline and marine construction services. Factors affecting our profitability include competition, equipment and labor productivity, contract estimating, weather conditions and other risks inherent in marine construction. The marine construction industry in the U.S. Gulf of Mexico and offshore Mexico is highly seasonal as a result of weather conditions with the greatest demand for these services occurring during the second and third calendar quarters of the year. International shallow water areas offshore Southeast Asia and the Mediterranean are less cyclical and are not impacted seasonally to the degree the U.S. Gulf of Mexico and offshore Mexico is impacted. The West Africa work season helps to offset the decreased demand during the winter months in the U.S. Gulf of Mexico and offshore Mexico.
Overview
      During the past three years, we have experienced operating and net losses. Our liquidity has been negatively impacted by our inability to collect outstanding receivables and claims from Pemex and Williams, and the delays in collecting the receivables and claims from Iroquois that were settled in March 2005. Also during 2004, our liquidity has been impacted by low utilization of vessels, a fire on the Gulf Horizon in May 2004 and our inability to secure performance bonds and letters of credit on large international contracts without utilizing cash collateral. We have closely managed cash due to our lack of liquidity and negotiated extended payment schedules with our large trade payable creditors and subcontractors. In order to meet our liquidity needs during the past three years, we have incurred a substantial amount of debt. During 2004, we issued an aggregate of $113.7 million, including paid in-kind interest, face value of Subordinated Notes in order to meet our immediate liquidity needs. At December 31, 2004, we had approximately $232.8 million face amount of total outstanding debt.
      In light of our inability to repay our substantial debt maturing in 2005 and immediate need for working capital financing necessary to continue our operations, our only alternative to commencing bankruptcy proceedings was to proceed to implement our previously announced recapitalization plan with the holders of our Subordinated Notes in two steps. The first step consisted of closing the Senior Credit Facilities, and the second step consists of a debt for equity exchange. See “Liquidity and Capital Resources — Recent Events” under this item for detailed discussion of this financing transaction and the Recapitalization Agreement.
      At December 31, 2004, $42.2 million of our debt is classified as current because it matures within the next twelve months or because the asset securing the debt is classified as current. Included in current maturities of long-term debt is an aggregate of $29.9 million of outstanding indebtedness under our two revolving credit facilities with Southwest Bank, which matured and were repaid in February 2005, and under our revolving credit facility with CIT Group, which will be repaid with proceeds from the Senior Credit Facilities.
      We had an operating loss for 2004 of $(25.1) million. Gross profit was $27.8 million (10.9% on revenues of $254.2 million) for the year ended December 31, 2004. Gross profit improved for 2004 due to revenues and gross profits related to our IEC and Pemex contracts, which accounted for 36% and 23% of consolidated revenues for the year ended December 31, 2004, respectively. Offsetting the improvement in gross profit is a $6.4 million impairment loss on the carrying value of our inventory of production platforms and other structures, which is included in cost of contract revenues of our domestic operations for the fourth quarter of 2004. In addition, our domestic operations generated operating losses, as the level of contract activity and associated revenues were not sufficient to support our operating cost structure in this geographic area. The continuing low levels of vessel utilization due to competitive market conditions, a decrease in demand for our services and unusually adverse weather in the U.S. Gulf of Mexico during the second quarter of 2004 were contributing factors to the loss from our domestic operations. Approximately 60% of our work in the U.S. Gulf of Mexico during the fourth quarter of 2004 is attributable to repair work on pipelines and structures that were damaged by Hurricane Ivan in September 2004.
      The demand for offshore construction services depends largely on the condition of the oil and gas industry and, in particular, the level of capital expenditures by oil and gas companies for developmental construction. Despite the increasing energy prices over the last several years, capital expenditures by oil and gas companies operating on the U.S. continental shelf in the Gulf of Mexico remained at reduced levels during 2004 due to the higher costs and economics of drilling new wells in a mature area. Oil and gas companies are looking to new prospects in international areas where the return on capital expenditures is potentially greater due to the larger, long-lived reservoirs and lower operating costs. The resulting competitive market conditions in response to lower levels of developmental construction have decreased our vessel utilization and profit margins in the U.S. Gulf of Mexico and offshore Mexico and adversely affected our revenues and profitability. In general, our profit margins for marine construction have declined over the past five years.
      The Sea Horizon and the Canyon Horizon mobilized to Israel and arrived at the end of July 2004 to begin work on the installation of a 30” diameter natural gas transmission pipeline for IEC. The project included the transportation, installation, burial and precommissioning of approximately 56 miles of 30” diameter pipeline with landfalls at three locations, along with a lateral 3 miles of 12” diameter pipeline. We recognized $91.2 million in revenues on the IEC project during 2004. This project was substantially completed in January 2005. We expect to complete the testing and commissioning phase of this project during the third quarter of 2005. The Sea Horizon will mobilize in March 2005 and is expected to begin work on the West Africa Gas Pipeline in August 2005.
      Our Latin American operations improved during 2004 related to work on a contract for the engineering and procurement of 24” diameter pipe and the construction and installation of several pipelines in the Bay of Campeche for Pemex. The Lone Star Horizon mobilized and began work in late July 2004 to lay and trench pipelines ranging in size from 10” diameter to 24” diameter and perform one shore approach. The Atlantic Horizon mobilized in mid August 2004 to complete minor trenching and perform tie-ins on the Pemex project. We recognized $58.2 million in contract revenues related to this project during 2004. The Lone Star Horizon and the Atlantic Horizon completed their work on the Pemex project and mobilized back to the U.S. Gulf of Mexico in October 2004. The remaining work, primarily hook-ups, was completed with a chartered dive support vessel during the fourth quarter of 2004.
      Construction activities related to the two-year pipeline and structural installation program offshore Nigeria were completed in the second quarter of 2004. Our customer in Nigeria did not exercise their option, which expired in September 2004 pursuant to the contract, for a third year of work. During the third quarter of 2004, we completed a contract in West Africa for the repair of a 26” diameter export pipeline. Revenues from our West Africa operations of $17.4 million accounted for 6.8% of our consolidated revenues for 2004. In December 2004, we signed a contract with West Africa Gas Pipeline Company Limited (WAPCo) for the installation of the West Africa Gas Pipeline. WAPCo is a consortium of Chevron Texaco, Shell Overseas Holding, Ltd., Nigerian National Petroleum Corporation and Takoradi Power Company Limited of Ghana. The Sea Horizon will mobilize and is expected to begin work on this project in August 2005 to install approximately 360 miles of 20” diameter pipeline and 10 miles of 18” diameter pipeline. The Brazos Horizon is expected to begin work on this project in October 2005 to install four near shore sections of pipeline ranging from 8” diameter to 20” diameter and to complete approximately 22 miles of 8” diameter to 10” diameter lateral pipeline. The contract is expected to be substantially complete in October 2006.
      We recorded a $6.4 million impairment charge to cost of contract revenues related to our inventory of production platforms and other structures during the fourth quarter of 2004, which reduced our gross profit by 2.5% of contract revenues. There have been no significant sales of inventory since 2002. The carrying value of our inventory of production platforms and other structures was impaired as a result of the competitive market for the fabrication of new structures and the availability of salvaged structures combined with the continued lack of demand for production platforms and other structures in the U.S.
      In addition to the impairment loss on inventory, we recorded impairments and reserves totaling $22.3 million, which also increased the operating loss for 2004. During the fourth quarter of 2004, we recorded a $5.7 million reserve on the Iroquois receivable due to the settlement of our litigation with Iroquois for less than the carrying value of the claims and receivables. The $13.3 million impairment of property, equipment and intangibles includes a net impairment loss of $11.2 million on the Gulf Horizon due to a fire in May 2004 while on tow from the U.S. Gulf of Mexico to Israel, a $1.1 million impairment loss on the Cajun Horizon resulting from the removal of this vessel from service and a $1.0 million impairment of goodwill. During the third quarter of 2004, the underwriters on the policy of marine hull insurance purchased to cover physical damage to the Gulf Horizon during the tow filed a declaratory judgment action in England seeking a declaration that the policy was void from its inception. The underwriters claim that we did not adequately describe the work to be performed by the riding crew of the barge while on tow. As a result of the litigation of this claim, we have not recognized the recovery of losses under this policy, and we have recorded a net impairment loss of $11.2 million on the Gulf Horizon to reflect its current market value of $2.0 million as of December 31, 2004. Due to the low utilization of our vessels servicing the U.S. Gulf of Mexico, we removed the Cajun Horizon from service. During the fourth quarter, we determined that we will cease operations of one of our Mexican subsidiaries and recognized impairment of the remaining goodwill associated with that entity. We recorded a charge of $3.3 million as impairment loss on assets held for sale during 2004 to reduce the net carrying value of these assets to their fair value, less the estimated cost to sell the assets. During the second quarter of 2004, we implemented a plan to sell the Phoenix Horizon (a marine construction vessel), two dive support vessels and a cargo barge due to the sustained difficult economic environment and depressed market for the marine construction industry throughout 2003 and 2004. Based upon our marketing of these assets for sale, discussions with potential buyers have indicated a decline in market value of two of the assets held for sale. During the fourth quarter of 2004, we completed the sale of the cargo barge and received net proceeds of approximately $745,000 which was used to repay a portion of our CIT Group revolving credit facility and resulted in a $7,000 gain on the sale.
      The timing and collection of progress payments, our ability to negotiate payment terms with our trade payable creditors and large subcontractors, our ability to secure additional projects and our ability to stay on budget and meet our cash flows for our projects is of critical importance to provide sufficient liquidity for operations. As of March 28, 2005, our backlog totaled approximately $170 million compared to our backlog at March 12, 2004 of approximately $203 million. Of the total backlog as of March 28, 2005, approximately $58 million is not expected to be earned until after 2005.

Critical Accounting Policies And Estimates
      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We must apply significant, subjective and complex estimates and judgments in this process. Among the factors, but not fully inclusive of all factors, that may be considered by management in these processes are: the range of accounting policies permitted by accounting principles generally accepted in the United States; management’s understanding of our business; expected rates of business and operational change; sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. Among the most subjective judgments employed in the preparation of these financial statements are estimates of expected costs to complete construction projects, the collectibility of contract receivables and claims, the fair value of salvage inventory, the depreciable lives of and future cash flows to be provided by our equipment and long-lived assets, the expected timing of the sale of assets, the amortization period of maintenance and repairs for dry-docking activity, estimates for the number and related costs of insurance claims for medical care and Jones Act obligations, judgments regarding the outcomes of pending and potential litigation and certain judgments regarding the nature of income and expenditures for tax purposes. We review all significant estimates on a recurring basis and record the effect of any necessary adjustments prior to publication of our financial statements. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date.
      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, assuming Horizon continues as a going concern, which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business.
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
      For some service contracts related to the salvage of production platforms, revenues are recognized under SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” and No. 104, “Revenue Recognition,” when all of the following criteria are met; persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price is fixed or determinable; and collectibility is reasonably assured. Revenues from salvage projects sometimes include non- cash values assigned to structures that are received from time to time as partial consideration for services performed. In assigning values to structures received, we apply judgment in estimating the fair value of salvage inventory.
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

Accounts Receivable
      We have significant investments in billed and unbilled receivables as of December 31, 2004. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Allowances for doubtful accounts and estimated nonrecoverable costs primarily provide for losses that may be sustained on unapproved change orders and claims. In estimating the allowance for doubtful accounts, we evaluate our contract receivables and costs in excess of billings and thoroughly review historical collection experience, the financial condition of our customers, billing disputes and other factors. When we ultimately conclude that a receivable is uncollectible, the balance is charged against the allowance for doubtful accounts. As of December 31, 2004 and 2003, the allowance for doubtful contract receivables was $5.7 million and $0, respectively, and the allowance for doubtful costs in excess of billings was $33.1 million and $33.1 million, respectively. Reserve for claims and receivables for the years ended December 31, 2004, 2003 and 2002 was $5.7 million, $33.1 million and $0, respectively. There were no receivables charged against the allowances for doubtful accounts for the years ended December 31, 2004, 2003 or 2002.
      In July 2003, we formally submitted claims to Pemex of approximately $78 million with a carrying value of $60.7 million. During the fourth quarter of 2003, we reserved $33.1 million related to these outstanding claims. During 2004, we collected $9.1 million for a portion of the non-weather related claims. At December 31, 2004, the carrying value of the remaining claim, included in costs in excess of billings, totaled $18.5 million.
      In March 2005, we reached a settlement with Iroquois and collected $21.5 million. In connection with this settlement, we reserved $5.7 million at December 31, 2004 to reflect the amount of the claim we expected to collect.

      We negotiate change orders and unapproved claims with our customers. In particular, unsuccessful negotiations of unapproved claims could result in decreases in estimated contract profit or additional contract losses, while successful claims negotiations could result in increases in estimated contract profit or recovery of previously recorded contract losses. Any future significant losses on receivables would further adversely affect our financial position, results of operations and our overall liquidity.

Other Assets
      Other assets consist principally of capitalized dry-dock costs, prepaid loan fees, goodwill and deposits. Deposits consist of security deposits on office leases as of December 31, 2004 and 2003.
      Dry-dock costs are direct costs associated with scheduled major maintenance on our marine vessels and are capitalized and amortized over a five-year cycle. We incurred and capitalized dry-dock costs of $11.9 million in 2004, $4.9 million in 2003 and $5.8 million in 2002. The significant dry-dock costs capitalized for 2004 relate primarily to the vessels utilized to perform the work awarded under the IEC and Pemex contracts. Major dry-dock costs on the Canyon Horizon prior to its mobilization to Israel, as well as regulatory dry-dockings for the American Horizon and the Pecos Horizon required by the U.S. Coast Guard and the American Bureau of Shipping, were completed during 2004. As of December 31, 2004, capitalized dry-dock costs totaled $17.0 million.
      Loan fees paid in connection with new loan facilities are deferred and amortized over the term of the respective loans. The amortization of the deferred loan fees is recorded as interest expense in the accompanying consolidated statements of operations. In connection with the issuance of the 16% Subordinated Notes, we incurred and capitalized loan fees of $6.3 million. Additionally, we incurred and capitalized loan fees of $4.4 million in connection with the issuances of the 18% Subordinated Notes in May, September and November 2004. We wrote-off $800,000 of the unamortized portion of deferred loan fees for the 18% Subordinated Notes related to the prepayment of these notes with the proceeds of $4.5 million collected from Pemex, which is included as loss on debt extinguishment in the accompanying consolidated statements of operations for the year ended December 31, 2004.
      In August 2002, we acquired the remaining 51% equity interest in an entity in Mexico for $1.0 million cash. We previously had a 49% equity interest in this entity and included its accounts in our consolidated financial statements as we exercised effective control over the entity’s operations. This acquisition qualified us to bid on and perform projects reserved for national companies in Mexico without a locally domiciled partner. We recorded $1.0 million of goodwill in connection with acquiring the equity interest, which is nondeductible for tax purposes, and is included in other long-term assets at December 31, 2003. During the fourth quarter of 2004, we determined that we will cease operations of this entity, as we have established a new entity in Mexico to secure and perform current projects in Mexico. During the fourth quarter of 2004, we recognized a $1.0 million impairment charge for the remaining book value of goodwill related to this acquisition. The impairment charge is presented under impairment of property, equipment and intangibles on our consolidated statements of operations and is included in our Latin American operations.

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

      When events or changes in circumstances indicate that assets may be impaired, we review long-lived assets for impairment and evaluate whether the carrying value of the asset may not be recoverable according to Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Changes in our business plans, a significant decrease in the market value of a long-lived asset, a change in the physical condition of a long-lived asset or the extent or manner in which it is being used, or a severe or sustained downturn in the oil and gas industry, among other factors, are considered triggering events. The carrying value of each asset is compared to the estimated undiscounted future net cash flows for each asset or asset group. If the carrying value of any asset is more than the estimated undiscounted future net cash flows expected to result from the use of the asset, a write-down of the asset to estimated fair market value must be made. When quoted market prices are not available, fair value must be determined based upon other valuation techniques. This could include appraisals or present value calculations of estimated future cash flows. In the calculation of fair market value, including the discount rate used and the timing of the related cash flows, as well as undiscounted future net cash flows, we apply judgment in our estimates and projections, which could result in varying levels of impairment recognition.
      During 2004, we recorded a net impairment loss of $11.2 million on the Gulf Horizon and related assets as a result of a fire it sustained while on tow to Israel and because the insurance claim is in litigation, a $1.1 million impairment loss on the Cajun Horizon as a result of our decision to remove this vessel from service and a $3.3 million impairment loss on assets held for sale as discussions with potential buyers have indicated a decline in market value of these assets.

Stock-Based Compensation
      At December 31, 2004, we had two stock-based compensation plans. Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”, we have elected to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In January 2003, we granted options to three former directors to purchase 15,320 shares of common stock at an exercise price equal to the market price of the common stock on the date of grant. These options vested immediately, and $56,000 was recorded as compensation expense in the statements of operations during the first quarter of 2003. Also, we recorded an additional $156,000 as compensation expense in the statements of operations during the second quarter of 2003 related to the remeasurement of options in connection with the resignation of a key employee. Except for the compensation expense recorded above, no stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For stock-based compensation grants to non-employees, we recognize as compensation expense the fair market value of such grants as calculated pursuant to SFAS No. 123, amortized ratably over the lesser of the vesting period of the respective option or the individual’s expected service period. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)), which mandates expense recognition for stock options and other types of equity-based compensation based on the fair value of the options at the grant date. We will begin to recognize compensation expense for stock options in the third quarter of 2005, as discussed below under “Recent Accounting Pronouncements.”

Federal Income Taxes
      We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. The current provision for income tax is based upon the current tax laws and our interpretation of these laws, as well as the probable outcomes of any foreign or domestic tax audits. The value of our net deferred tax asset is dependent upon our estimates of the amount and category of future taxable income and is reduced by the amount of any tax benefits that are not expected to be realized. In September 2004, we received a $784,000 refund of alternative minimum tax paid in prior years due to the enactment of the Job Creation and Worker Assistance Act of 2002, which changed the calculation of the alternative minimum tax net operating loss deduction and allowed us to use a portion of our alternative minimum tax net operating loss to be deducted from alternative minimum taxable income generated in prior years. We reduced our deferred tax asset related to alternative minimum tax and accordingly reduced the valuation allowance associated with the realization of this deferred tax asset. For the years ended December 31, 2004, 2003 and 2002, a valuation allowance of $19.3 million, $23.1 million and $0 was charged as income tax expense against the net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income, respectively. Our valuation allowance as of December 31, 2004 is approximately $42.4 million. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our financial position and results of operations. Certain past and anticipated future changes in ownership could limit our ability to realize portions of the loss carryforwards.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123(R), which amends SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures that will change our accounting for stock-based awards in the future.
      SFAS No. 123(R) must be adopted in the first interim or annual period beginning after June 15, 2005. The statement allows companies to adopt its provisions using either of the following transition alternatives:

•	The modified prospective method, which results in the recognition of compensation expense using SFAS 123(R) for all share-based awards granted after the effective date and the recognition of compensation expense using SFAS 123 for all previously granted share-based awards that remain unvested at the effective date; or

•	The modified retrospective method, which results in applying the modified prospective method and restating prior periods by recognizing the financial statement impact of share-based payments in a manner consistent with the pro forma disclosure requirements of SFAS No. 123. The modified retrospective method may be applied to all prior periods presented or previously reported interim periods of the year of adoption.
      We currently plan to adopt SFAS No. 123(R) on July 1, 2005 using the modified prospective method. This change in accounting is not expected to materially impact our financial position. However, because we currently account for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had we applied the fair-value criteria established by SFAS No. 123(R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying SFAS No. 123, which was an increase to net loss of approximately $1.0 million in 2004, $2.4 million in 2003 and $3.1 million in 2002. The impact of applying SFAS No. 123 to previous stock option grants is further summarized in Note 1 of the notes to consolidated financial statements. We currently expect the recognition of compensation expense for stock options issued and outstanding at December 31, 2004 to reduce our 2005 net income by approximately $0.4 million.
      We will be required to recognize expense related to stock options and other types of equity-based compensation beginning in 2005 and such cost must be recognized over the period during which an employee is required to provide service in exchange for the award. The requisite service period is usually the vesting period. The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. Additionally, we may be required to change our method for determining the fair value of stock options.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB No. 29. This amendment eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary exchanges occurring in fiscal periods beginning after the date of this statement is issued. Retroactive application is not permitted. We are analyzing the requirements of this new statement and believe that its adoption will not have a significant impact on our financial position, results of operations or cash flows.
      During December 2004, the FASB issued Staff Position FSP No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2), which provides guidance on accounting for the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Based on our analysis to date, we are not yet in a position to decide on whether, or to what extent, we might repatriate foreign earnings under the Jobs Act.
Results of Operations
      Information relating to Horizon’s operations follows (in millions):

	Year Ended December 31,

	2004	2003	2002

Revenues:
Domestic — U.S. Gulf of Mexico	$69.7	$94.1	$100.7
Domestic — Other	3.3	107.6	55.9
Latin America	58.2	3.9	106.3
West Africa	17.4	16.2	1.4
Southeast Asia/ Mediterranean	105.6	48.1	17.3
Other	—	0.4	1.8

Total	$254.2	$270.3	$283.4

Gross Profit:
Domestic — U.S. Gulf of Mexico	$(8.4)	$(8.4)	$7.9
Domestic — Other	1.8	9.2	4.5
Latin America	11.5	(0.7)	18.4
West Africa	0.9	(1.4)	(2.8)
Southeast Asia/ Mediterranean	22.0	8.1	1.6
Other	—	(0.3)	0.8

Total	$27.8	$6.5	$30.4

Year Ended December 31, 2004 Compared To The Year Ended December 31, 2003

Contract Revenues.
      Contract revenues were $254.2 million for 2004, compared to $270.3 million for 2003. Revenues decreased 6.0% compared with last year. The decline in revenues is primarily attributable to a decrease in pricing of services for marine construction in the U.S. Gulf of Mexico due to a highly competitive market during 2004, the sustained difficult economic environment and the depressed market in the marine construction industry for the U.S. Gulf of Mexico. Our customer mix in 2004 changed significantly compared to the mix of customers in 2003. The decline in domestic — other revenues reflects our lack of work in the Northeastern U.S. during 2004 compared to 2003. For 2003, revenues generated in the Northeastern U.S. accounted for 40% of consolidated revenues. Our domestic — U.S. Gulf of Mexico revenues and gross profits were further reduced by unusually adverse weather conditions during the second quarter of 2004; however, the named storms and hurricanes in the U.S. Gulf of Mexico during the third quarter of 2004 did not significantly impact vessel utilization and profit margins because we were paid contract rates for weather and were subsequently able to complete our projects under construction. The award and execution of our first project in the Mediterranean for IEC during 2004 accounted for a significant portion of our consolidated revenues for 2004. Also, revenues from our Latin American operations increased significantly for 2004 compared to 2003. Revenues related to the IEC contract accounted for 36% and the Pemex contract accounted for 23% of consolidated revenues for 2004. Construction activities related to our project in Southeast Asia accounted for 5.7% of our consolidated revenues for 2004. The diversion of the Sea Horizon from its scheduled work in Southeast Asia to work on the IEC project due to the loss of the Gulf Horizon as a result of a fire adversely impacted revenues and gross profit. Construction activities related to the two-year pipeline and structural installation program in Nigeria were completed during the second quarter of 2004; however, we completed a contract for the repair of a 26” diameter export pipeline in Nigeria for the same customer during the third quarter of 2004. Revenues from our West Africa operations accounted for 6.8% of our consolidated revenues for 2004.

Gross Profit.
      Gross profit was $27.8 million (10.9% of contract revenues) for 2004 compared with a gross profit of $6.5 million (2.4% of contract revenues) for 2003. The improvement in gross profit for 2004 is attributable to our operations in the Mediterranean and Latin American areas. We recorded a $6.4 million impairment charge to cost of contract revenues of our domestic operations related to our inventory of production platforms and other structures during the fourth quarter of 2004, which reduced our gross profit by 2.5% of contract revenues. Our domestic operations generated losses, as we did not have a sufficient level of contract activity and associated revenues to support our operating cost structure. In addition, domestic gross profit was negative as a result of the continuing low levels of vessel utilization due to competitive market conditions in the U.S. Gulf of Mexico. Also, we were unable to stay on budget for two projects in the U.S. Gulf of Mexico during the first and second quarters of 2004 as we were not as productive in executing the projects as originally estimated when the work was bid, resulting in lower gross profit. The construction activities related to the two-year pipeline and structural installation program in Nigeria and the repair work on a 26” diameter pipeline resulted in a gross profit for this region for 2004. Our Southeast Asia operations generated a loss as the Sea Horizon was mobilized to work on the IEC contract offshore Israel in July 2004.

Selling, General and Administrative Expenses.
      Selling, general and administrative expenses were $30.7 million (12.1% of contract revenues) for 2004, compared with $21.7 million (8.0% of contract revenues) for 2003. Selling, general and administrative expenses increased for 2004 compared to 2003 primarily due to additional legal costs of $1.7 million associated with our ongoing contract disputes and related litigation, $2.0 million of costs incurred to recover the Gulf Horizon subsequent to a fire sustained while on tow to Israel and to obtain repair estimates, and $0.5 million of costs incurred as we implement Section 404 of the Sarbanes-Oxley Act. During 2004, we have also incurred $0.6 million in legal costs associated with restructuring our existing debt and $1.8 million related to professional advisor and consulting fees associated with the restructuring of our existing debt. We recorded net severance and restructuring costs of $2.1 million primarily related to the severance benefit of our former president under his amended employment agreement and another senior employee termination during 2004. During 2003, we recorded charges of $680,000 related to severance and other costs in connection with the resignation of a key employee and additional costs related to a consulting firm in Mexico assisting us in the administration of our Pemex claims.

Reserve for Claims and Receivables.
      During the fourth quarter of 2004, we recorded a reserve of $5.7 million related to the pending settlement of our litigation with Iroquois for less than the carrying value of the claims and receivables of $27.2 million. In March 2005, we reached a settlement with Iroquois and collected gross proceeds of $21.5 million. See Item 3. “Legal Proceedings” for a discussion of the Iroquois settlement.
      During the fourth quarter of 2003, we recorded a reserve of $33.1 million related to our outstanding EPC 64 contract claims against Pemex since we have been unsuccessful in resolving such claims. Since the ultimate amount and timing of payment of these claims is uncertain, we recorded this reserve for the outstanding receivable to reflect our best estimate of the amount that we believe we will collect. We did not record any additional reserves related to this Pemex receivable during 2004.

Impairment of Property, Equipment and Intangibles.
      During 2004, we recorded a net impairment loss of $11.2 million on the Gulf Horizon and related assets as a result of a fire it sustained while on tow to Israel, a $1.1 million impairment charge resulting from the removal from service of the Cajun Horizon and a $1.0 million impairment charge for the remaining book value of goodwill related to one of our inactive Mexican subsidiaries. In 2003, we recognized a $21.3 million impairment loss on the value of the Phoenix Horizon, two diving support vessels, one small construction vessel, a cargo barge and related marine equipment due to lower expected utilization levels. The sustained difficult economic environment and depressed market for the marine construction industry throughout 2003 and 2004 has resulted in a decline in the utilization of our vessels, triggering the impairment of the vessels, the cargo barge and related marine equipment.
      The impairment losses on several of our marine construction vessels were recognized under SFAS No. 144 during 2004 and 2003. The impairment losses were based upon the cost of the vessels in excess of their estimated fair value based upon expected sales prices as determined by broker quotations or orderly liquidation value appraisals from third parties. The sustained difficult economic environment, depressed market for the marine construction industry and increased competition for construction projects throughout 2003 and 2004 has resulted in a decline in the utilization of our vessels, triggering the impairment of the vessels.

Impairment Loss on Assets Held for Sale.
      During the second quarter of 2004, we implemented a plan to sell the Phoenix Horizon (a marine construction vessel), two dive support vessels and a cargo barge, and we recorded a charge of $3.3 million as an impairment loss on these assets held for sale during 2004 to reduce the net carrying value of these assets to the fair value, less the estimated cost to sell the assets. There were no assets held for sale or impairment losses on assets held for sale during 2003.

Interest Expense.
      Interest expense for 2004 was $26.0 million, with no interest capitalized for the year. Interest expense for 2003 was $9.5 million, net of $0.1 million of capitalized interest. The face value of our total outstanding debt was $232.8 million excluding debt discount of $20.2 million at December 31, 2004, compared to $171.5 million at December 31, 2003. Interest expense increased due to higher average outstanding debt balances, higher interest rates and other financing costs. Interest expense also increased due to the amortization of the debt discount associated with the Subordinated Notes, amortization of deferred loan fees over the term of the respective debt and paid in-kind interest on the Subordinated Notes. Cash paid for interest was $8.0 million, interest paid in-kind was $11.2 million and amortization of debt discounts and deferred loan fees was $8.4 million for 2004, less a $1.6 million decrease in the fair value of the liability related to the Series A Preferred Stock.

Interest Income.
      Interest income includes interest from cash investments for the years ended December 31, 2004 and 2003 of $286,000 and $67,000, respectively. Cash investments consist of interest bearing demand deposits. Interest income for 2004 primarily relates to interest earned on our escrow accounts securing performance bonds and letters of credit recorded as restricted cash.

Loss on Debt Extinguishment.
      Loss on extinguishment of debt includes the write-off of deferred loan fees of $800,000 and debt discount of $754,000 related to the $4.5 million collected from Pemex used to prepay a portion of the 18% Subordinated Notes during the third quarter of 2004. Also included in the loss on debt extinguishment is the write-off of deferred loan fees of $165,000 for the early payment of our $15.0 million term loan with Elliott Associates, L.P. during the first quarter of 2004 in connection with the issuance of the 16% Subordinated Notes. In March 2004, we issued $65.4 million of 16% Subordinated Notes and used a portion of the proceeds to repay our outstanding loan with Elliott Associates, L.P.
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

Other Income (Expense).
      Other income (expense) for 2004 primarily consisted of $85,000 of net foreign currency gain due to activity in Mexico denominated in Mexican pesos and an increase in the U.S. dollar compared to the Mexican peso and $31,000 of net gain on sale of assets. Included in other income (expense) for 2003 is a $115,000 of net foreign currency loss due to activity in Mexico denominated in Mexican pesos and a weakening of the Mexican peso compared to the U.S. dollar.

Income Taxes (Benefit).
      We use the liability method of accounting for income taxes. We recorded a federal income tax provision of $2.1 million on a pre-tax loss of $(52.4) million for 2004. We recorded a federal income tax benefit of $(7.6) million, at a net effective rate of 9.5% on a pre-tax loss of $(80.1) million for 2003. The provision for 2004 relates to foreign taxes on income generated from international operations, which was reduced by the refund we received of $784,000 for the deduction of alternative minimum tax net operating losses from prior years against alternative minimum taxable income generated in prior years allowed by the Job Creation and Worker Assistance Act of 2002. For 2003, the difference in the effective tax rate and the statutory tax rate is primarily due to the tax benefit recognized in 2003 attributable to a research and development credit of $(3.4) million. There was no tax benefit recorded on pre-tax losses due to the recording of additional valuation allowance of $19.3 million for the year ended December 31, 2004 to fully offset our net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income. The utilization of any net operating loss carryforwards is dependent on the future profitability of the company. Accordingly, no assurance can be given regarding the ultimate realization of such loss carryforwards.

Net Loss.
      Net loss was $(54.5) million, or $(2.00) per share-diluted, for 2004, compared to a net loss for 2003 of $(72.5) million, or $(2.74) per share-diluted.

Year Ended December 31, 2003 Compared To The Year Ended December 31, 2002

Contract Revenues.
      Contract revenues were $270.3 million for 2003, compared to $283.4 million for 2002. Revenues decreased 4.6% compared with 2002. The decline in revenues is attributable to a decrease in pricing of services for marine construction in the U.S. Gulf of Mexico due to a highly competitive market during 2003. Our customer mix in 2003 changed significantly compared to the mix of customers in 2002. The significant decline in revenues from Pemex from 52% of our total revenues in 2001 to 31% in 2002 to 1% in 2003 have impacted our total revenues, gross profit and the change in customer mix. In 2003, we completed the remainder of a contract for Pemex and recognized $3.9 million of revenues. This reduction in revenues in 2003 for Latin America was offset by our expansion into other international areas. We completed two large projects in Southeast Asia, offshore Brunei and Malaysia, as well as began work on a major project in West Africa, offshore Nigeria. We also completed two large projects in the Northeastern U.S. during 2003, further offsetting the decrease in revenue in Latin America. Work performed in the Northeastern U.S. is included in our Domestic operations.

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

Reserve for Claims and Receivables.
      During the fourth quarter of 2003, we recorded a reserve of $33.1 million related to our outstanding EPC 64 contract claims against Pemex since we have been unsuccessful in resolving such claims. Since the ultimate amount and timing of payment of these claims is uncertain, we recorded this reserve for the outstanding receivable to reflect our best estimate of the amount that we believe we will collect. We did not record any reserve for claims and receivables during 2002.

Impairment of Property and Equipment.
      A $21.3 million impairment loss was recognized under SFAS No. 144 during 2003 on several of our marine construction vessels. Due to lower expected utilization levels, the value of the Phoenix Horizon, two diving support vessels, one small construction vessel, a cargo barge and related marine equipment has been impaired. We previously recognized a $9.9 million impairment loss related to the Phoenix Horizon for the year ended December 31, 2002. The impairment of the Phoenix Horizon in 2003 is a result of a further decline in its fair market value and management’s determination not to make capital improvements required to place the vessel into service due to the availability of other operational assets. The sustained difficult economic environment, depressed market for the marine construction industry and increased competition for construc-

tion projects throughout 2003 has resulted in a decline in the utilization of our vessels, triggering the impairment of the other vessels and the cargo barge. The impairment losses were based upon the cost of the vessels in excess of their estimated fair value based upon expected sales prices as determined by broker quotations or orderly liquidation value appraisals from third parties.

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
Liquidity and Capital Resources

General
      During the past three years, we have experienced operating and net losses. Our liquidity has been negatively impacted by our inability to collect outstanding receivables and claims from Pemex and Williams and the delays in collecting the claims and receivables from Iroquois that were settled in March 2005. Also during 2004, our liquidity has been impacted by low utilization of vessels, a fire on the Gulf Horizon in May 2004 and our inability to secure performance bonds and letters of credit on large international contracts without utilizing cash collateral. We have closely managed cash as a result of our lack of liquidity and negotiated extended payment schedules with our large trade payable creditors and subcontractors. In order to meet our liquidity needs during the past three years, we have incurred a substantial amount of debt. During 2004, we issued an aggregate of $113.7 million, including paid in-kind interest, face value of Subordinated Notes in order to meet our liquidity needs. We had substantial debt obligations of approximately $232.8 million face value outstanding at December 31, 2004, including the Subordinated Notes, an aggregate of $27.3 million of outstanding indebtedness under our two revolving credit facilities with Southwest Bank, which matured and were repaid in February 2005, and $25.6 million of outstanding indebtedness under our revolving credit facility with CIT Group, which will be repaid with the proceeds from the Senior Credit Facilities.

Recent Events
      In light of our substantial debt and inability to generate sufficient cash flows from operations to service it; since the second quarter of 2004, our management has explored a significant number of financing alternatives designed to refinance and restructure our debt maturing in 2005 and provide us with additional working capital to support our operations. While management was in the process of negotiating a financing proposal, we were required to repay all of our outstanding indebtedness under our revolving credit facilities with Southwest Bank that matured in February 2005, which further impacted our liquidity. In March 2005, our negotiations to obtain additional financing and to refinance our indebtedness maturing in 2005 failed. As a result, our only alternative to commencing bankruptcy proceedings was to proceed to implement our previously announced recapitalization plan with the holders of our Subordinated Notes in two steps. The first step consisted of closing the Senior Credit Facilities of $30 million and $40 million, respectively, with holders and affiliates of holders of our Subordinated Notes on March 31, 2005. In addition to being a lender, Manchester Securities Corp., an affiliate of Elliott Associates, L.P. and an entity under common management with Elliott International, L.P., each of which are holders of our Subordinated Notes and shares of our Series A Preferred Stock, serves as agent for the other lenders under the Senior Credit Facilities.
      The $30 million senior secured term loan bears interest at 15% per annum, payable monthly 10% in cash and 5% paid in-kind, requires a monthly principal payment of $500,000 beginning July 2005 and matures on March 31, 2007. The $40 million senior secured term loan bears interest at 10% per annum, payable monthly 8% in cash and 2% paid in-kind, and matures on March 31, 2007. Upon an event of default under the Senior Credit Facilities, the interest rate on each loan increases 2%, payable in cash on demand. In addition to interest, a loan servicing fee of 0.5% based upon the aggregate unpaid principal balance of the Senior Credit Facilities is payable quarterly in cash. The Senior Credit Facilities are collateralized by the cash collateral used to secure the letter of credit under the IEC contract, the outstanding claims and receivables from Pemex and Williams, accounts receivable, and first or second liens on all of our vessels and existing and future assets. The Senior Credit Facilities have covenants that restrict us from creating additional liens, incurring additional indebtedness, entering into certain affiliate transactions, disposing of assets other than in the ordinary course of business, and prohibit us from making certain payments. The Senior Credit Facilities also have the same financial covenants as our existing credit facilities, which were amended in connection with the financing transaction. In addition, any events of default as specified in the documents governing the Senior Credit Facilities could result in acceleration of our indebtedness.
      The second step of our recapitalization plan consists of a debt for equity exchange. In order to implement this exchange, we entered into the Recapitalization Agreement with the holders of all of our Subordinated Notes that terminated the October 29, 2004 recapitalization letter agreement. The Recapitalization Agreement contemplates that we will use our best efforts to close a series of recapitalization transactions pursuant to which the holders of our Subordinated Notes will exchange approximately $85 million of Subordinated Notes and 1,400 shares of our Series A Preferred Stock for one million shares of Series B Preferred Stock and 60 million shares of our common stock. The common stock and Series B Preferred Stock issued in the debt for equity exchange on an “as converted” basis will be equivalent to 95% of our aggregate outstanding common stock after giving effect to the recapitalization transactions. This equity will also be issued in consideration of the Subordinated Note holders consenting to the financing transaction and release of all of the collateral securing the Subordinated Notes, amending the terms of the $25 million of Subordinated Notes that are expected to remain outstanding following the closing of the recapitalization transactions and, if applicable, participating in the financing transaction as a lender. In addition, in order to be able to issue common stock and the Series B Preferred Stock as required by the Recapitalization Agreement without the lengthy delay associated with obtaining stockholder approval required under the Nasdaq Marketplace Rules, we decided to delist our shares of common stock from the Nasdaq National Market, effective as of the close of business on April 1, 2005.
      The $25 million of Subordinated Notes that we expect to remain outstanding after the recapitalization transactions will accrue interest annually at 8% payable in-kind and mature on March 31, 2010. In addition, the documents governing the Subordinated Notes will be amended to delete certain covenants and events of default.
      The Series B Preferred Stock will automatically convert into common stock upon an amendment to our certificate of incorporation to increase our authorized number of shares of common stock. In the Recapitalization Agreement, we have agreed to call a stockholders’ meeting for this purpose not earlier than September 15, 2005 nor later than October 31, 2005. Prior to such mandatory conversion, the Series B Preferred Stock will have a liquidation preference equal to the greater of $40 million or the value of the shares of our common stock into which the preferred stock is convertible immediately prior to liquidation. In addition, if the Series B Preferred Stock is not automatically converted into common stock by March 31, 2011, we will be required to redeem the preferred stock for cash equal to $40 million increased at a rate of 10% per year, compounded quarterly, commencing June 30, 2005.
      We will use the proceeds of the Senior Credit Facilities to repay $25.6 million outstanding under our revolving credit facility with CIT Group maturing in May 2005, make a $2.0 million prepayment on our CIT Group term loan and pay an estimated $3.0 million for closing costs and fees. We will use the balance of the proceeds from the financing transaction to provide working capital to support operations and for other general corporate purposes. In connection with obtaining this financing, we restructured our term loan with CIT Group due June 2006 to extend the $15 million payment due in December 2005 until March 2006 and accelerate the maturity date from June 2006 to March 2006. In addition, we restructured the collateral securing the CIT Group term loan, increased its interest rate to LIBOR plus 6%, and are required to make monthly principal payments of $500,000 beginning in April 2005 with the remaining principal balance due on March 31, 2006 and pay a closing fee equal to 1.5% of the outstanding principal term loan balance. The restructured collateral on the CIT Group term loan includes all existing security, second or third liens on all assets collateralizing the Senior Credit Facilities and all proceeds received from any loss or insurance recovery on the Gulf Horizon. This term loan requires us to maintain a ratio of collateral to the principal balance of at least 1.25 to 1.
      We received consents from our existing lenders to enter into this financing transaction and amended our financial covenants in these existing credit facilities. As a result of consummating the financing transaction, based on management’s protections, we expect to be in compliance with our amended debt covenants until at least December 31, 2005.

Cash Flows
      Cash provided by operations was $2.1 million for 2004 compared to cash used in operations of $(53.1) million for 2003 and cash provided by operations of $48.5 million for 2002. Cash provided by operations is primarily attributable to the billing and subsequent collection on the IEC and current Pemex projects and the requirement that we pay interest on the Subordinated Notes in-kind with additional Subordinated Notes. For 2003, funds used in operating activities is primarily attributable to the pretax loss of $(80.1) million and an increase in contract receivables associated with 2003 revenues and delays in collections of these revenues. Cash provided by operations of $48.5 for 2002 was primarily attributable to the billing and subsequent collection of projects in Latin America and the Northeastern U.S. as well as the increases in accounts payable related to the extension of the timing of vendor payments by us.
      Cash used in investing activities was $(4.8) million for 2004 compared to cash used in investing activities of $(14.7) million for 2003 and $(59.8) million for 2002. The decrease in cash used in investing activities is attributable to a reduction in our capital expenditures during 2004 as compared to the substantial completion of major upgrades on the Sea Horizon during 2003. During 2002, we made significant upgrades to the Sea Horizon, our largest vessel, and other vessels in our fleet to prepare them for major projects in Southeast Asia, West Africa and the Northeastern U.S.
      Cash provided by financing activities was $30.5 million for 2004 compared to $71.8 million for 2003 and $9.5 million for 2002. Funds provided by financing activities for 2004 included $71.8 million proceeds from the issuance of our Subordinated Notes and associated warrants, offset by net $23.3 million used to reduce our indebtedness under our three revolving credit facilities. The increase in funds provided by financing activities for 2003 is primarily attributable to the additional $55.0 million in secured asset based financing obtained during the second quarter. Also, in 2003, we borrowed additional funds under our revolving credit facilities to meet our short-term operating needs. For the year ended December 31, 2002, we recorded $30.8 million from our public stock offering which was offset by the funds used to reduce indebtedness under our revolving credit facilities.

Working Capital
      As of December 31, 2004, we had working capital of $29.0 million compared to $26.1 million of working capital at December 31, 2003. The increase in working capital was primarily attributable to a decrease in accrued job costs offset by an increase in the current maturities of our long-term debt. We have closely managed cash due to our lack of liquidity and negotiated extended payment schedules with our large trade payable creditors and subcontractors. In addition, we repaid our revolving credit facilities with Southwest Bank that matured in February 2005. On March 31, 2005, we refinanced our debt maturing in 2005 to provide additional financing necessary to meet our working capital needs. As a result of the refinancing of the debt maturing in 2005, we have classified $23.0 million of our three revolving credit facilities as long-term debt at December 31, 2004. We have classified all of our Subordinated Notes as long-term debt at December 31, 2004 as the Subordinated Note holder have released all of the collateral securing the Subordinated Note in favor of the Senior Credit Facilities.

Indebtedness
      At December 31, 2004, we had approximately $232.8 million face value of total outstanding debt excluding debt discount of $20.2 million. Of the $212.6 million of outstanding net debt reflected in the accompanying consolidated balance sheet at December 31, 2004, $52.9 million represents borrowings on our three revolving credit facilities with Southwest Bank and CIT Group, $70.7 million represents outstanding balances on seven term-debt facilities and $89.0 million represents the outstanding balance on our Subordinated Notes, net of $20.2 million debt discount. The total face value of outstanding debt at December 31, 2004 represents an approximate increase of $61.3 million from December 31, 2003. This increase in debt is primarily due to the issuance of the 16% Subordinated Notes in March 2004 and 18% Subordinated Notes in May, September and November 2004 to meet our working capital needs. Interest rates vary from the one-month commercial paper rate plus 2.45% to 18% including amortization of the debt discount on our

Subordinated Notes, was 14.7%. Our term-debt borrowings currently require approximately $800,000 in total monthly principal payments. At December 31, 2004, we had no available borrowing capacity under our revolving credit facilities with Southwest Bank and CIT Group. All of our assets are pledged to secure our debt obligations and our recent operating results will not support any additional indebtedness.
      At December 31, 2004, $42.2 million of our debt is classified as current because it matures within the next twelve months or the asset securing the indebtedness is classified as current. Included in current maturities of long-term debt is an aggregate of $29.9 million of outstanding indebtedness under our two revolving credit facilities with Southwest Bank, which matured and were repaid in February 2005, and under our revolving credit facility with CIT Group, which will be repaid with proceeds from the Senior Credit Facilities. See “Recent Events”.
      The face value of our total obligation under our Subordinated Notes at December 31, 2004 was $109.2 million, including $11.2 million interest paid in-kind, excluding debt discount, net of amortization, of $20.2 million and after prepayment of $4.5 million of the $102.5 million aggregate amount issued during 2004. We issued 1,400 shares of the Series A Preferred Stock, $1.00 par value per share, for $1.00 per share to the purchasers of the additional $9.625 million of 18% Subordinated Notes on November 4, 2004. The Series A Preferred Stock shall be redeemed by us six years from the date of its issuance, or at the option of the Preferred Stockholders upon merger, sale of all or substantially all of our assets, our change of control or our liquidation, for cash in an amount equal to the amount by which the current market price of 14% of the outstanding shares of our common stock on a fully diluted basis (which amount will accrete at a rate of 25% per year commencing six months after issuance, compounded quarterly) exceeds the Warrant (as defined below) exercise price. However, upon stockholder approval, we shall redeem the Series A Preferred Stock with five year warrants (the Warrants) having an aggregate exercise price of $1.925 million to purchase a number of shares of our common stock equal to 14% of the outstanding common stock on a fully diluted basis (after giving effect to the issuance of the Warrants but excluding any out-of-the-money employee options). If the Series A Preferred Stock is redeemed for Warrants, the issuance of the Warrants will result in significant dilution to our stockholders. If not redeemed for Warrants, the holders of the Series A Preferred Stock will have a liquidation preference senior to our stockholders equal to the cash value of the Series A Preferred Stock described above. Pursuant to SFAS No. 150, we are required to classify financial instruments that are within its scope as a liability. Due to the mandatory redemption feature of the Series A Preferred Stock, we recorded the initial measurement of $2.0 million fair value for these shares as a liability. The Series A Preferred Stock was issued and recorded as original issue discount to the 18% Subordinated Notes and was reflected as a debt discount in the accompanying consolidated balance sheet as of December 31, 2004. The discount is amortized as a non-cash charge to interest expense over the term of the 18% Subordinated Notes using the effective interest rate method. Because the amount to be paid upon redemption varies, is based on specified conditions and is not known, the Series A Preferred Stock is subsequently measured at the amount of cash that would be paid under the conditions specified in the contract as if settlement occurred at each reporting date. The resulting change in the amount from the previous reporting date will be recognized as interest cost. As of December 31, 2004, we recognized a $1.6 million decrease in the fair value of this liability, which reduced interest expense, to reflect the current fair value of the Series A Preferred Stock of $0.4 million. The current redemption value of $0.4 million is reflected as a long-term liability in our consolidated balance sheet as of December 31, 2004. The 1,400 shares of Series A Preferred Stock will be canceled and retired if we consummate the recapitalization transactions contemplated by the Recapitalization Agreement.

      All of our assets are pledged as collateral on our indebtedness. Our loans are collateralized by mortgages on all of our vessels and property and by accounts receivable and claims. Our loans contain customary default and cross-default provisions and require us to maintain financial ratios at quarterly determination dates. The loan agreements also contain covenants that limit our ability to incur additional debt, pay dividends, create liens, sell assets and make capital expenditures. The Subordinated Notes also have covenants that restrict our ability to enter into any other agreements which would prohibit us from prepaying the Subordinated Notes from the proceeds of an equity offering, entering into certain affiliate transactions, incurring additional indebtedness other than refinancing our existing term and revolving debt, and disposing of assets other than in the ordinary course of business, and would also prohibit our subsidiaries from making certain payments. If we consummate the recapitalization transactions contemplated by the Recapitalization Agreement, the Subordinated Notes will no longer have these covenants. Our financial covenants are described in Note 5 of our notes to consolidated financial statements. At December 31, 2004, we were in compliance with all the financial covenants, as amended, required by our credit facilities. Based upon management’s current projections, as a result of consummating the financing transaction, we expect to be in compliance with our amended debt covenants at least through December 31, 2005.

Claims and Litigation
      During the fourth quarter of 2004, we recorded a reserve of $5.7 million related to the settlement terms of our litigation with Iroquois for less than the carrying value of the claims and receivables. In March 2005, we reached a settlement with Iroquois and collected $21.5 million. In conjunction with this settlement, we also reached agreement with several of our large subcontractors on this project to reduce the amounts owed to them by $1.5 million. After providing for payments of $16.7 million to subcontractors, we collected $4.8 million.
      We intend to submit the Pemex claims related to interruptions due to adverse weather conditions to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce during the second quarter of 2005.
      We have filed suit against Williams in the 295th Judicial District of the District Court for Harris County, Texas for breach of contract and wrongful withholding of amounts due to us for services provided under the contract and a claim related to Williams’ portion of the insurance deductible under the Builder’s Risk insurance policy for the contract. We have not been able to resolve our dispute with Williams through mediation, and the court has reset the trial for October 2005.
      In August 2004, the underwriters on the policy for hull insurance purchased to cover physical damage to the Gulf Horizon during the tow to Israel filed an action for declaratory judgment in the English High Court seeking a declaration that the policy is void due to a misrepresentation of the risk. We initially filed suit in Harris County, Texas seeking recovery of the full amount of the policy, $28.0 million, plus sue and labor expenses, and damages for wrongful denial of the claim. Since then, the English High Court has ruled that it has exclusive jurisdiction over the matter, and our action in Texas has been dismissed without prejudice. We have now filed a counter claim against the underwriters for $31 million, and we expect a trial to be set for a date in late 2005.
      See Item 3. “Legal Proceedings” of Part II. herein.

Off-Balance Sheet Arrangements
      We do not have any significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Capital Expenditures
      We have fixed debt service and lease payment obligations under notes payable and operating leases for which we have material contractual cash obligations. Interest rates on our debt vary from the one-month commercial paper rate plus 2.45% to 18%, and our average interest rate at December 31, 2004, including amortization of the debt discount on our Subordinated Notes, was 14.7%. The following table summarizes our long-term material contractual cash obligations (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total

Principal and interest payments on debt	$46,449	$54,294	$169,741	$5,792	$5,574	$19,699	$301,549
Operating leases	2,757	2,537	2,491	2,288	153	269	10,495

	$49,206	$56,831	$172,232	$8,080	$5,727	$19,968	$312,044

      Planned capital expenditures for 2005 are estimated to range from approximately $10 million to $13 million and primarily related to vessel improvements and scheduled dry-docks. These expenditures will depend upon available funds, work awarded and future operating activity.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      Our market risk exposures primarily include interest rate, exchange rate and equity price fluctuation on financial instruments as detailed below. Our market risk sensitive instruments are classified as “other than trading.” The following sections address the significant market risks associated with our financial activities for the year ended December 31, 2004. Our exposure to market risk as discussed below includes “forward-looking statements” and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in interest rates, foreign currency exchange rates or changes in our common stock price.
      As of December 31, 2004, the carrying value of our debt, including $0.2 million of accrued interest, was approximately $212.8 million. The fair value of this debt approximates the carrying value because the interest rates on a portion of our debt are based on floating rates identified by reference to market rates. We have $77.6 million of Subordinated Notes at a fixed 16% interest rate and $31.6 million of Subordinated Notes at a fixed 18% interest rate, excluding debt discount. A hypothetical 1% increase in the applicable interest rates as of December 31, 2004 would increase annual interest expense by approximately $1.2 million.
      We collect revenues and pay local expenses in foreign currency. We manage foreign currency risk by attempting to contract as much foreign revenue as possible in U.S. dollars. Approximately 90% of revenues from foreign contracts are denominated in U.S. dollars. We monitor the exchange rate of our foreign currencies in order to mitigate the risk from foreign currency fluctuations. We receive payment in foreign currency equivalent to the U.S. dollars billed, which is converted to U.S. dollars that day or the following day. We recognized an $85,000 net foreign currency gain due to activity in foreign areas denominated in local currency and an increase of the U.S. dollar compared to these local currencies for the year ended December 31, 2004. Additional exposure could occur if we perform more contracts internationally.
      On November 4, 2004, we issued 1,400 shares of Series A Preferred Stock that are mandatorily redeemable by us in six years from the date of issuance. The Series A Preferred Stock is redeemable in cash for an amount by which the current market price of 14% of the outstanding shares of our common stock on a fully diluted basis exceeds $1.925 million. As of December 31, 2004, we recognized a $1.6 million decrease in the redemption value. The redemption value at December 31, 2004 was $0.4 million. The 1,400 shares of Series A Preferred Stock will be canceled and retired if we consummate the recapitalization transactions contemplated by the Recapitalization Agreement.
      The level of construction services required by a customer depends on the size of its capital expenditure budget for construction for the year. Consequently, customers that account for a significant portion of contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years.

Item 8.	Financial Statements and Supplementary Data
      Our consolidated financial statements appear on pages 45 through 85 in this report and are incorporated herein by reference. See Index to consolidated financial statements on page 45.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      On June 11, 2004, PricewaterhouseCoopers LLP (PWC) resigned as our independent registered public accounting firm. There were no disagreements between Horizon and PWC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. On July 11, 2004, upon the recommendation of the audit committee of our board of directors, we selected Grant Thornton LLP (Grant Thornton) to serve as our independent registered public accounting firm for 2004. During the fiscal year ended December 31, 2003 and the subsequent interim period preceding this selection, neither we nor anyone on our behalf consulted Grant Thornton regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor did Grant Thornton provide to us a written report or oral advice regarding such principles or audit opinion; or (2) any matter that was either the subject of a disagreement or a reportable event.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
      The information required to be furnished under this heading is set forth under the captions “Management’s Report on Internal Control over Financial Reporting” on page 46 and “Report of Independent Registered Public Accounting Firm” on page 47.
Changes in Internal Control over Financial Reporting
      As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information concerning our directors and executive officers called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2005 annual meeting of stockholders and is incorporated herein by reference.

      We have adopted a code of ethics and business conduct that applies to all our directors, officers, employees and representatives. This code is publicly available on our website at http://www.horizonoffshore.com/invest/.irhome.asp. Amendments to the code of ethics and business conduct and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. These materials may also be requested in print, without charge, by writing to our Investor Relations department at Horizon Offshore, Inc., 2500 CityWest Blvd, Suite 2200, Houston, Texas, 77042.

Item 11.	Executive Compensation
      Information concerning the compensation of the executive officers called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2005 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information concerning security ownership of certain beneficial owners and management called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2005 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      Information concerning certain relationships and related transactions called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2005 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      Information concerning principal accountant fees and services called for by this item will be included in our definitive Proxy Statement prepared in connection with the 2005 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) The following documents are filed as a part of this report:

(1) Financial Statements

Management’s Report on Internal Controls Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules — None

Schedules have not been included because they are not applicable, immaterial or the information required has been included in the financial statements or notes thereto.

(3) Exhibits

See Index to Exhibits on page 87. The Company will furnish to any eligible stockholder, upon written request, a copy of any exhibit listed upon payment of a reasonable fee equal to our expenses in furnishing such exhibit.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management of the Company, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Our internal controls are designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States, as well as to safeguard assets from unauthorized use or disposition.
      We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, we did not identify any material weaknesses in our internal controls. There are inherent limitations in the effectiveness of any system of internal controls over financial reporting; however, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2004.
      Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

/s/ Richard A. Sebastiao

Richard A. Sebastiao
Principal Executive Officer

/s/ David W. Sharp

David W. Sharp
Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Horizon Offshore, Inc.:
      We have audited the accompanying consolidated balance sheet of Horizon Offshore, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2004, and the related consolidated statement of operations, stockholders’ equity and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Offshore, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2005 expressed an unqualified opinion thereon.
      The Company completed a $70 million senior secured credit facility on March 31, 2005. See Note 16 for a discussion of this subsequent event and the Company’s financing and liquidity position.
/s/ Grant Thornton LLP
Houston, Texas
March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Horizon Offshore, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Horizon Offshore, Inc. and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Horizon Offshore, Inc. and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Horizon Offshore, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Horizon Offshore, Inc. as of December 31, 2004, and the related consolidated statement of operations, stockholders’ equity and cash flows for the period ended December 31, 2004 and our report dated March 31, 2005 expressed an unqualified opinion thereon.
/s/ Grant Thornton LLP
Houston, Texas
March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders of Horizon Offshore, Inc.:
      In our opinion, the accompanying consolidated balance sheet as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003 and 2002 present fairly, in all material respects, the financial position of Horizon Offshore, Inc. (a Delaware corporation), and subsidiaries at December 31, 2003 and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      The Company received approximately $45 million in net proceeds from the issuance of Subordinated Notes on March 11, 2004. See Note 15 to the consolidated financial statements as originally presented and included in the Company’s 2003 Form 10-K for a discussion of this subsequent event and the Company’s financing and liquidity position.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 12, 2004

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2004	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,975	$10,115
Accounts receivable —
Contract receivables, net	82,126	101,153
Costs in excess of billings, net	24,058	34,697
Affiliated parties	3	170
Income tax refund receivable	78	200
Other current assets	5,079	2,616
Assets held for sale	8,632	—

Total current assets	157,951	148,951
PROPERTY AND EQUIPMENT, NET	198,804	239,411
RESTRICTED CASH	9,247	—
INVENTORY	1,415	8,250
INSURANCE RECEIVABLE	9,255	—
OTHER ASSETS	26,671	12,929

	$403,343	$409,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,267	$31,271
Accrued liabilities	9,181	3,321
Accrued job costs	31,152	56,346
Billings in excess of costs	9,900	5,834
Current maturities of long-term debt	42,243	9,651
Related party debt	—	15,000
Current taxes payable	1,186	1,421

Total current liabilities	128,929	122,844
LONG-TERM DEBT, net of current maturities	81,379	146,886
SUBORDINATED NOTES, net of discount	88,968	—
OTHER LIABILITIES	1,311	—
PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION	416	—

Total liabilities	301,003	269,730
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par value, 5,000,000 shares authorized, 1,400 and no mandatorily redeemable shares issued and outstanding, respectively	—	—
Common stock, $1 par value, 100,000,000 shares authorized, 32,583,882 and 27,290,582 shares issued, respectively	21,877	16,583
Subscriptions receivable	(42)	—
Additional paid-in capital	191,759	182,687
Accumulated deficit	(108,654)	(54,151)
Treasury stock, 396,458 and 809,269 shares, respectively	(2,600)	(5,308)

Total stockholders’ equity	102,340	139,811

	$403,343	$409,541

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,

	2004	2003	2002

CONTRACT REVENUES	$254,209	$270,313	$283,410
COST OF CONTRACT REVENUES	226,391	263,812	253,016

Gross profit	27,818	6,501	30,394
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	30,687	21,749	21,845
RESERVE FOR CLAIMS AND RECEIVABLES	5,692	33,092	—
IMPAIRMENT OF PROPERTY, EQUIPMENT AND INTANGIBLES	13,295	21,332	9,852
IMPAIRMENT LOSS ON ASSETS HELD FOR SALE	3,268	—	—

Operating loss	(25,124)	(69,672)	(1,303)
OTHER:
Interest expense, net of amount capitalized	(25,995)	(9,542)	(4,585)
Interest income	286	67	91
Loss on debt extinguishment	(1,719)	(868)	—
Other income (expense), net	152	(88)	(2,831)

NET LOSS BEFORE INCOME TAXES	(52,400)	(80,103)	(8,628)
INCOME TAX PROVISION (BENEFIT)	2,103	(7,599)	(3,079)

NET LOSS	$(54,503)	$(72,504)	$(5,549)

EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED:
Net loss per share — basic and diluted	$(2.00)	$(2.74)	$(0.22)

WEIGHTED AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE:
BASIC AND DILUTED	27,233,280	26,429,014	25,573,326
The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Retained
	Common Stock			Additional	Earnings	Treasury Stock		Total
			Subscriptions	Paid-In	(Accumulated			Stockholders’
	Shares	Amount	Receivable	Capital	Deficit)	Shares	Amount	Equity

BALANCE, DECEMBER 31, 2001	24,244	$13,537	$—	$154,636	$23,902	974	$(6,385)	$185,690
Issuance of common stock, net of offering costs	3,000	3,000	—	27,844	—	—	—	30,844
Stock options exercised	46	46	—	238	—	—	—	284
401(k) contributions in company stock	—	—	—	4	—	(62)	402	406
Net loss	—	—	—	—	(5,549)	—	—	(5,549)

BALANCE, DECEMBER 31, 2002	27,290	16,583	—	182,722	18,353	912	(5,983)	211,675
401(k) contributions in company stock	—	—	—	(247)	—	(103)	675	428
Stock compensation expense	—	—	—	212	—	—	—	212
Net loss	—	—	—	—	(72,504)	—	—	(72,504)

BALANCE, DECEMBER 31, 2003	27,290	16,583	—	182,687	(54,151)	809	(5,308)	139,811
401(k) contributions in company stock	—	—	—	(2,290)	—	(413)	2,708	418
Issuance of warrants, net of offering costs	—	—	—	16,593	—	—	—	16,593
Warrants exercised	5,294	5,294	(42)	(5,231)	—	—	—	21
Net loss	—	—	—	—	(54,503)	—	—	(54,503)

BALANCE, DECEMBER 31, 2004	32,584	$21,877	$(42)	$191,759	$(108,654)	396	$(2,600)	$102,340

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,503)	$(72,504)	$(5,549)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities — Depreciation and amortization	19,702	19,718	15,959
Reserve for claims and receivables	5,692	33,092	—
Impairment of inventory	6,379	—	—
Impairment of property, equipment and intangibles	13,295	21,332	9,852
Impairment loss on assets held for sale	3,268	—	—
Net gain on sale of assets	(32)	—	—
Deferred income tax benefit	—	(9,072)	(3,718)
Paid in-kind interest on subordinated notes	11,217	—	—
Amortization of subordinated debt discount recorded as interest expense	5,068	—	—
Amortization of deferred loan fees recorded as interest expense	3,434	1,240	726
Adjustment of mandatorily redeemable preferred stock charged to interest expense	(1,605)	—	—
Expense recognized for issuance of treasury stock for 401(k) plan contributions	418	428	406
Stock compensation expense	—	212	—
Loss on debt extinguishment	1,719	868	—
Changes in operating assets and liabilities —
Restricted cash	(9,247)	—	—
Accounts receivable	13,435	(52,105)	(7)
Costs in excess of billings	10,639	10,705	17,939
Billings in excess of costs	4,066	5,232	(1,258)
Inventory	456	(434)	(6,111)
Other assets	(17,469)	(6,260)	(7,492)
Accounts payable	5,996	(3,659)	23,432
Accrued and other liabilities	5,596	(4,336)	(1,182)
Accrued job costs	(25,194)	1,480	5,067
Current taxes payable	(235)	998	423

Net cash provided by (used in) operating activities	2,095	(53,065)	48,487
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and additions to property, equipment and intangibles	(5,579)	(17,797)	(59,752)
Proceeds from sale of assets	803	—	—
Proceeds from casualty insurance claim	—	3,114	—

Net cash used in investing activities	(4,776)	(14,683)	(59,752)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term debt	—	21,362	4,045
Principal payments on term debt	(9,615)	(8,967)	(8,040)
Borrowings on revolving credit facilities	30,550	142,516	131,424
Payments on revolving credit facilities	(53,850)	(97,267)	(148,200)
Borrowings under related party debt	—	15,000	—
Proceeds from issuance of subordinated notes	55,237	—	—
Proceeds from issuance of subordinated notes allocable to warrants	16,593	—	—
Principal payments on subordinated notes	(4,472)	—	—
Deferred loan fees	(3,924)	(854)	(883)
Proceeds from issuance of common and preferred stock, net	1	—	30,844
Stock option and warrant transactions and other	21	—	284

Net cash provided by financing activities	30,541	71,790	9,474

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,860	4,042	(1,791)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,115	6,073	7,864

CASH AND CASH EQUIVALENTS AT END OF YEAR	$37,975	$10,115	$6,073

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$8,000	$7,948	$5,449
Cash paid for income taxes, net of refunds received	$2,195	$675	$216
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures for property and equipment included in accrued liabilities	$353	$778	$3,762
Repayment of debt with proceeds of subordinated notes and additional term debt	$15,000	$14,069	$—
Payment of deferred loan fees and warrant issuance with proceeds of subordinated notes	$8,905	$—	$—
Insurance receivable recorded upon involuntary conversion of assets from fire	$9,255	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation
      Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (references to Horizon, company, we or us are intended to refer to Horizon Offshore, Inc. and its subsidiaries) provide marine construction services for the offshore oil and gas and other energy related industries domestically in the U.S. Gulf of Mexico, and internationally in Latin America, Southeast Asia, West Africa and the Mediterranean. These services generally consist of laying, burying or repairing marine pipelines for the transportation of oil and gas; providing hook-up and commissioning services; and installing and salvaging production platforms and other marine structures. Substantially all of our projects are performed on a fixed-price basis or a combination of a fixed-price and day-rate basis in the case of extra work to be performed under the contract. From time to time, we also perform projects on a day-rate or cost-reimbursement basis. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, assuming Horizon continues as a going concern, which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business.

Status of Horizon
      During the past three years, we have experienced operating and net losses. Our liquidity has been negatively impacted by our inability to collect outstanding claims and receivables from Petróleos Mexicanos (Pemex) and Williams Oil Gathering LLC (Williams), and the delays in collecting the claims and receivables from Iroquois Gas Transmission LP (Iroquois) that were settled in March 2005. Also during 2004, our liquidity has been impacted by low utilization of vessels, a fire on the Gulf Horizon in May 2004 and our inability to secure performance bonds and letters of credit on large international contracts without utilizing cash collateral. We have closely managed cash due to our lack of liquidity and negotiated extended payment schedules with our large trade payable creditors and subcontractors. In order to meet our liquidity needs, we have incurred a substantial amount of debt. During 2004, we issued an aggregate of $113.7 million, including paid in-kind interest, face value of 16% subordinated secured notes (the 16% Subordinated Notes) and 18% subordinated secured notes (the 18% Subordinated Notes) in order to meet our immediate liquidity needs.
      In light of our substantial debt and inability to generate sufficient cash flows from operations to service it; since the second quarter of 2004, our management has explored a significant number of financing alternatives designed to refinance and restructure our debt maturing in 2005 and provide us with additional working capital to support our operations. While management was in the process of negotiating a financing proposal, we were required to repay all of our outstanding indebtedness under our revolving credit facilities with Southwest Bank of Texas, N.A. (Southwest Bank) that matured in February 2005, which further impacted our liquidity. In March 2005, our negotiations to obtain additional financing and to refinance our indebtedness maturing in 2005 failed. As a result, our only alternative to commencing bankruptcy proceedings was to proceed to implement our previously announced recapitalization plan with the holders of our 16% and 18% Subordinated Notes (collectively, the Subordinated Notes) in two steps. The first step consisted of closing two senior secured term loans (the Senior Credit Facilities) of $30 million and $40 million, respectively, with holders and affiliates of holders of our Subordinated Notes on March 31, 2005.
      We will use the proceeds of the Senior Credit Facilities to repay the $25.6 million outstanding under our revolving credit facility with The CIT Group/Equipment Financing, Inc. (CIT Group) maturing in May 2005, make a $2.0 million prepayment on our CIT Group term loan and pay an estimated $3.0 million of closing costs and fees. We will use the balance of the proceeds from this financing transaction to provide working capital to support our operations and for other general corporate purposes. The second step of our recapitalization plan consists of a debt for equity exchange. In order to implement this exchange, we entered

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
into a letter agreement dated March 31, 2005 (the Recapitalization Agreement) with the holders of all of our Subordinated Notes that terminated the October 29, 2004 recapitalization letter agreement. The Recapitalization Agreement contemplates that we will use our best efforts to close a series of recapitalization transactions pursuant to which the holders of our Subordinated Notes will exchange approximately $85 million of Subordinated Notes and 1,400 shares of our Series A Redeemable Participating Preferred Stock (Series A Preferred Stock) for one million shares of a new series of Series B Mandatorily Convertible Preferred Stock (Series B Preferred Stock) and 60 million shares of our common stock. The common stock and Series B Preferred Stock issued in the debt for equity exchange on an “as converted” basis will be equivalent to 95% of our aggregate outstanding common stock after giving effect to the recapitalization transactions. This equity will also be issued in consideration of the Subordinated Note holders consenting to the financing transaction and release of all of the collateral securing the Subordinated Notes, amending the terms of the $25 million of Subordinated Notes that are expected to remain outstanding following the closing of the recapitalization transactions to extend their maturity to March 2010 and reduce their interest rate to 8% per annum payable in-kind, and, if applicable, participating in the financing transaction as a lender.
      In order to be able to issue common stock and the Series B Preferred Stock as required by the Recapitalization Agreement without the lengthy delay associated with obtaining stockholder approval required under the Nasdaq Marketplace Rules, we decided to delist our shares of common stock from the Nasdaq National Market, effective as of the close of business on April 1, 2005. In connection with the financing transaction, we also amended our CIT Group term loan to, among other things, extend the $15 million payment due in December 2005 until March 2006 and accelerate the maturity date from June 2006 to March 2006. See Note 16 for further details of this financing transaction and the Recapitalization Agreement.

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
      Our results for the past three years reflect the competitive nature and low demand for marine construction services on the U.S. continental shelf in the Gulf of Mexico. Our profit margins in the U.S. Gulf of Mexico have decreased during the past three years due to the reduced level of capital expenditures by oil and gas companies for developmental construction on the U.S. continental shelf in the Gulf of Mexico and the competitiveness of this industry. Despite the increasing energy prices over the last several years, capital expenditures by oil and gas companies operating on the U.S. continental shelf in the Gulf of Mexico remained at reduced levels during 2004 due to the higher costs and economics of drilling new wells in a mature area. Oil and gas companies are looking to new prospects in international areas where the return on capital expenditures is potentially greater due to the larger, long-lived reservoirs and lower operating costs. A prolonged weakness in energy prices or a prolonged period of lower levels of offshore drilling and exploration may continue to adversely affect our revenues, profitability and liquidity in the future.
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

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Information and Significant Customers
      We have domestic and international operations in one industry segment, the marine construction service industry for offshore oil and gas companies and energy companies. We currently operate in five geographic segments. See Note 14 for geographic information. Customers accounting for more than 10% of consolidated revenues for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

Israel Electric Corporation	36%	—	—
Petróleos Mexicanos	23%	1%	31%
Iroquois Gas Transmission LP	—	25%	20%
Algonquin Gas Transmission Company	—	15%	—
Brunei Shell Petroleum Company	—	10%	—
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

Concentration of Credit Risk
      Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We control our exposure to credit risk associated with these instruments by placing our financial interests with credit-worthy financial institutions and performing services for national oil companies, major and independent oil and gas companies, energy companies and their affiliates. The concentration of customers in the energy industry may impact our overall credit exposure, either positively or negatively, since these customers may be similarly affected by changes in economic or other conditions. As of December 31, 2004 and 2003, four and five customers, respectively, accounted for 77% and 72%, respectively, of total billed and unbilled receivables. No other single customer accounted for more than 10% of accounts receivable as of December 31, 2004 and 2003. See Note 2.

Principles of Consolidation
      The consolidated financial statements include the accounts of Horizon and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management must apply significant judgments in this process. Among the factors, but not fully inclusive of all factors, that may be considered by management in these processes are: the range of accounting policies permitted by accounting principles generally accepted in the United States; management’s understanding of our business; expected rates of business and operational change; sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. Among the most subjective judgments employed in the preparation of these financial statements are estimates of expected costs to complete construction projects, the collectibility of contract receivables and claims, the fair value of salvage inventory, the depreciable lives of and future cash flows to be provided by our equipment and long-lived assets, the expected timing of the sale of assets, the amortization period of maintenance and repairs

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for dry-docking activity, estimates for the number and magnitude of self-insurance reserves needed for potential medical claims and Jones Act obligations, judgments regarding the outcomes of pending and potential litigation and certain judgments regarding the nature of income and expenditures for tax purposes. We review all significant estimates on a recurring basis and record the effect of any necessary adjustments prior to publication of our financial statements. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date.

Revenue Recognition
      Construction contract revenues are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to the total estimated costs for each construction contract. This percentage is applied to the estimated revenue at completion to calculate revenues earned to date. We consider the percentage-of-completion method to be the best available measure of progress on these contracts. We follow the guidance of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, “Accounting for Performance of Construction — Type and Certain Production — Type Contracts,” for our accounting policy relating to the use of the percentage-of-completion method, estimated costs and claim recognition for construction contracts. Contract revenue reflects the original contract price adjusted for agreed upon change orders and unapproved claims. We recognize unapproved claims only when the collection is deemed probable and if the amount can be reasonably estimated for purposes of calculating total profit or loss on long-term contracts. We record revenue and the unbilled receivable for claims to the extent of costs incurred and to the extent we believe related collection is probable and include no profit on claims recorded. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The asset “Costs in excess of billings” represents costs and estimated earnings recognized as revenue in excess of amounts billed as determined on an individual contract basis. The liability “Billings in excess of costs” represents amounts billed in excess of costs and estimated earnings recognized as revenue on an individual contract basis.
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

Interest Expense and Capitalized Interest
      Included in interest expense are charges related to cost of capital and other financing charges related to our outstanding debt; amortization of deferred loan fees over the term of the respective debt; amortization of debt discount related to our Subordinated Notes over the term of the notes; paid in-kind interest on our Subordinated Notes; and recognition of the change in the fair value of preferred stock subject to mandatory redemption from the previous reporting date.
      Interest is capitalized on the average amount of accumulated expenditures for equipment that is undergoing major modifications and refurbishment prior to being placed into service. Interest is capitalized

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
using an effective rate based on related debt until the equipment is placed into service. There was no interest capitalized for 2004. Interest expense for 2003 was net of $0.1 million of capitalized interest compared with $1.6 million in 2002. Net interest expense was $26.0 million, $9.5 million and $4.6 million for 2004, 2003 and 2002, respectively.

Cash and Cash Equivalents
      Cash and cash equivalents include interest bearing demand deposits and highly liquid investments with original maturities of three months or less.

Accounts Receivable
      We have significant investments in billed and unbilled receivables as of December 31, 2004. Billed receivables represents amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Allowances for doubtful accounts and estimated nonrecoverable costs primarily provide for losses that may be sustained on unapproved change orders and claims. In estimating the allowance for doubtful accounts, we evaluate our contract receivables and costs in excess of billings and thoroughly review historical collection experience, the financial condition of our customers, billing disputes and other factors. When we ultimately conclude that a receivable is uncollectible, the balance is charged against the allowance for doubtful accounts. As of December 31, 2004 and 2003, the allowance for doubtful contract receivables was $5.7 million and $0, respectively, and the allowance for doubtful costs in excess of billings was $33.1 million and $33.1 million, respectively. Reserve for claims and receivables for the years ended December 31, 2004, 2003 and 2002 was $5.7 million, $33.1 million and $0, respectively. There were no receivables written-off against the allowances for doubtful accounts for the years ended December 31, 2004, 2003 or 2002.
      We negotiate change orders and unapproved claims with our customers. In particular, unsuccessful negotiations of unapproved claims could result in decreases in estimated contract profit or additional contract losses, while successful claims negotiations could result in increases in estimated contract profit or recovery of previously recorded contract losses. Any future significant losses on receivables would further adversely affect our financial position, results of operations and our overall liquidity.

Other Assets
      Other assets consist principally of capitalized dry-dock costs, prepaid loan fees, goodwill and deposits. See Note 4. Deposits consist of security deposits on office leases as of December 31, 2004 and 2003.
      Dry-dock costs are direct costs associated with scheduled major maintenance on our marine construction vessels. Costs incurred in connection with dry-dockings are capitalized and amortized over the five-year cycle to the next scheduled dry-docking. We incurred and capitalized dry-dock costs of $11.9 million, $4.9 million and $5.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, capitalized dry-dock costs totaled $17.0 million. The significant dry-dock costs capitalized for 2004 relate primarily to the vessels utilized to perform the work awarded under the Israel Electric Corporation (IEC) and Pemex contracts. Major dry-dock costs on the Canyon Horizon prior to its mobilization to Israel, as well as regulatory dry-dockings for the American Horizon and the Pecos Horizon required by the U.S. Coast Guard and the American Bureau of Shipping, were completed during 2004. In 2004, we wrote-off $2.2 million of capitalized dry-dock costs related to the Gulf Horizon due to the damage sustained from a fire in May 2004. We wrote-off $2.3 million of capitalized dry-dock costs during the fourth quarter of 2003 related

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to the impairment of three marine vessels under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
      Loan fees paid in connection with new loan facilities are deferred and amortized over the term of the respective loans. The amortization of the deferred loan fees is recorded as interest expense in the accompanying consolidated statements of operations. In connection with the issuance of the 16% Subordinated Notes in March 2004, we incurred and capitalized loan fees of $6.3 million. Additionally, we incurred and capitalized loan fees of $4.4 million in connection with the issuances of the 18% Subordinated Notes in May, September and November 2004. We wrote-off $800,000 of the unamortized portion of deferred loan fees for the 18% Subordinated Notes related to the prepayment of these notes with the proceeds of $4.5 million collected from Pemex, which is included as loss on debt extinguishment in the accompanying consolidated statements of operations for the year ended December 31, 2004.
      In August 2002, we acquired the remaining 51% equity interest in an entity in Mexico for $1.0 million cash. We previously had a 49% equity interest in this entity and included its accounts in our consolidated financial statements as we exercised effective control over the entity’s operations. This acquisition qualified us to bid on and perform projects reserved for national companies in Mexico without a locally domiciled partner. We recorded $1.0 million of goodwill in connection with acquiring the equity interest, which is nondeductible for tax purposes, and is included in other long-term assets at December 31, 2003. During the fourth quarter of 2004, we determined that we will cease operations of this entity because we have established a new entity in Mexico to secure and perform current projects in Mexico. During the fourth quarter of 2004, we recognized a $1.0 million impairment charge for the remaining book value of goodwill related to this acquisition. The impairment charge is presented under impairment of property, equipment and intangibles on our consolidated statements of operations and is included in our Latin American operations.

Inventory
      Inventory consists of production platforms and other marine structures received from time to time as partial consideration from salvage projects performed in the U.S. Gulf of Mexico. These structures are held for resale. We recorded a $6.4 million impairment charge to our inventory of production platforms and other structures during the fourth quarter of 2004 because the carrying value of these assets exceeded their fair market value. For the years ended December 31, 2004 and 2003, there was no significant revenue recognized representing the non-cash values assigned to the structures received as partial consideration for performing salvage projects. During 2002, revenue of $6.8 million was recognized representing the non-cash values assigned to the structures received as partial consideration for performing salvage services. The revenue for the received inventory is valued at amounts not in excess of the fair value of services provided. We assess the net realizable value of our inventory items at each balance sheet date. Inventory is classified as long-term due to the uncertain timing of its sale. There were no significant sales of inventory during 2004 and 2003. In 2002, we sold inventory structures for $0.7 million with related cost of sales of $0.7 million.

Restricted Cash
      Restricted cash of $9.2 million represents $9.1 million cash used to secure a letter of credit under the IEC contract plus interest received. We were also required to establish a $5.8 million escrow account securing the performance bond for the work performed for Pemex during 2004 that was released in December 2004, as we were able to substitute an uncollateralized bond. The $5.8 million was included in cash and cash equivalents at December 31, 2004. We may be required to provide cash collateral to secure future performance bonds and letters of credit on large international contracts. Twenty-five percent of the amounts restricted under the IEC letter of credit will be released after the satisfactory completion of the IEC project, which completion is now estimated to be in the third quarter of 2005. Upon our satisfactory completion of warranty work, if any, or expiration of the warranty period without discovery of any defective work, the restriction on the remaining

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
funds will be released 60 days after the end of the eighteen-month warranty period, or twenty-four months if there is a defect. As of December 31, 2004, the cash securing the $9.1 million letter of credit collateralized the 18% Subordinated Notes. See Note 5. Restricted cash is not considered as cash or cash equivalents for purposes of the accompanying consolidated balance sheets and statements of cash flows.

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
      Depreciation on our other fixed assets is provided using the straight-line method based on the following estimated useful lives:

Buildings	15 years
Machinery and equipment	8-15 years
Office furniture and equipment	3-5 years
Leasehold improvements	3-10 years
      Depreciation expense is included in the following expense accounts (in thousands):

	December 31,

	2004	2003	2002

Cost of contract revenues	$12,444	$12,839	$10,851
Selling, general and administrative expenses	1,464	1,380	619

	$13,908	$14,219	$11,470

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
      When events or changes in circumstances indicate that assets may be impaired, we review long-lived assets for impairment according to SFAS No. 144 and evaluate whether the carrying value of any such asset may not be recoverable. Changes in our business plans, a significant decrease in the market value of a long-lived asset, a change in the physical condition of a long-lived asset or the extent or manner in which it is being used, or a severe or sustained downturn in the oil and gas industry, among other factors are considered triggering events. The carrying value of each asset is compared to the estimated undiscounted future net cash flows for each asset or asset group. If the carrying value of any asset is more than the estimated undiscounted future net cash flows expected to result from the use of the asset, a write-down of the asset to estimated fair market value must be made. When quoted market prices are not available, fair value must be determined based upon other valuation techniques. This could include appraisals or present value calculations of estimated future cash flows. In the calculation of fair market value, including the discount rate used and the timing of the related cash flows, as well as undiscounted future net cash flows, we apply judgment in our estimates and projections, which could result in varying levels of impairment recognition.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation
      At December 31, 2004, we had two stock-based compensation plans. Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”, we have elected to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In January 2003, we granted options to three former directors to purchase 15,320 shares of common stock at an exercise price equal to the market price of the common stock on the date of grant. These options vested immediately, and $56,000 was recorded as compensation expense in the statements of operations during the first quarter of 2003. Also, we recorded an additional $156,000 as compensation expense in the statements of operations during the second quarter of 2003 related to the remeasurement of options in connection with the resignation of a key employee. Except for the compensation expense recorded above, no stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For stock-based compensation grants to non-employees, we recognize as compensation expense the fair market value of such grants as calculated pursuant to SFAS No. 123, amortized ratably over the lesser of the vesting period of the respective option or the individual’s expected service period. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)), which mandates expense recognition for stock options and other types of equity-based compensation based on the fair value of the options at the grant date. We will begin to recognize compensation expense for stock options in the third quarter of 2005, as discussed herein Note 1 under “Recent Accounting Pronouncements.” The following table illustrates the effect on net loss and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data).

	Year Ended December 31,

	2004	2003	2002

Net loss, as reported	$(54,503)	$(72,504)	$(5,549)
Add: Total stock-based compensation cost, net of related tax effects, included in net loss	—	212	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(987)	(2,648)	(3,128)

Pro forma net loss	$(55,490)	$(74,940)	$(8,677)

	Year Ended December 31,

	2004	2003	2002

Earnings (loss) per share:
Basic and Diluted — as reported	$(2.00)	$(2.74)	$(0.22)

Basic and Diluted — pro forma	$(2.04)	$(2.84)	$(0.34)

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      To determine pro forma information as if we had accounted for the employee stock options under the fair-value method as defined by SFAS No. 123, we used the Black-Scholes method, assuming no dividends, as well as the weighted average assumptions included in the following table:

	2004	2003	2002

Expected option life (in years)	7	7	7
Expected volatility	78.8%	76.1%	77.8%
Risk-free interest rate	4.03%	3.51%	4.77%

Federal Income Taxes
      We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. The current provision for income tax is based upon the current tax laws and our interpretation of these laws, as well as the probable outcomes of any foreign or domestic tax audits. The value of our net deferred tax asset is dependent upon our estimates of the amount and category of future taxable income and is reduced by the amount of any tax benefits that are not expected to be realized. In September 2004, we received a $784,000 refund of alternative minimum tax paid in prior years due to the enactment of the Job Creation and Worker Assistance Act of 2002, which changed the calculation of the alternative minimum tax net operating loss deduction and allowed us to use a portion of our alternative minimum tax net operating loss to be deducted from alternative minimum taxable income generated in prior years. We reduced our deferred tax asset related to alternative minimum tax and accordingly reduced the valuation allowance associated with the realization of this deferred tax asset. For the years ended December 31, 2004, 2003 and 2002, a valuation allowance of $19.3 million, $23.1 million and $0, respectively, was charged as income tax expense against the net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income. Our valuation allowance as of December 31, 2004 is approximately $42.4 million. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our financial position and results of operations. Certain past and anticipated future changes in ownership will limit our ability to realize portions of the loss carryforwards.

Fair Value of Financial Instruments
      The carrying values of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of those instruments.
      As of December 31, 2004, the carrying value of our debt, including $0.2 million accrued interest, was approximately $212.8 million. The fair value of our debt, excluding our Subordinated Notes, approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates. The fair value of our Subordinated Notes approximates the carrying value because the interest rates charged are at rates at which we can currently borrow, and the carrying value is recorded net of a discount related to the applicable Subordinated Notes. Fair value was determined as noted above. A hypothetical 1% increase in the applicable interest rates as of December 31, 2004 would have increased annual interest expense by approximately $1.2 million.

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

Reclassifications
      Prior period amounts under the captions loss on debt extinguishment, accounts receivable and other assets in the consolidated statement of cash flows have been reclassified to conform to the presentation shown in the consolidated financial statements as of December 31, 2004. Reclassifications in 2003 and 2002 had no effect on net income (loss) or total shareholders’ equity and relate to amounts all within cash provided by (used in) operating activities.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123(R), which amends SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures that will change our accounting for stock-based awards in the future.
      SFAS No. 123(R) must be adopted in the first interim or annual period beginning after June 15, 2005. The statement allows companies to adopt its provisions using either of the following transition alternatives:

•	The modified prospective method, which results in the recognition of compensation expense using SFAS 123(R) for all share-based awards granted after the effective date and the recognition of compensation expense using SFAS 123 for all previously granted share-based awards that remain unvested at the effective date; or

•	The modified retrospective method, which results in applying the modified prospective method and restating prior periods by recognizing the financial statement impact of share-based payments in a manner consistent with the pro forma disclosure requirements of SFAS No. 123. The modified retrospective method may be applied to all prior periods presented or previously reported interim periods of the year of adoption.
      We currently plan to adopt SFAS No. 123(R) on July 1, 2005 using the modified prospective method. This change in accounting is not expected to materially impact our financial position. However, because we currently account for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had we applied the fair-value criteria established by SFAS No. 123(R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying SFAS No. 123, which was an increase to net loss of approximately $1.0 million in 2004, $2.4 million in 2003 and $3.1 million in 2002. The impact of applying SFAS No. 123 to previous stock option grants is further summarized above under

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“Stock Based Compensation”. We currently expect the recognition of compensation expense for stock options issued and outstanding at December 31, 2004 to reduce our 2005 net income by approximately $0.4 million.
      We will be required to recognize expense related to stock options and other types of equity-based compensation beginning in 2005 and such cost must be recognized over the period during which an employee is required to provide service in exchange for the award. The requisite service period is usually the vesting period. The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. Additionally, we may be required to change our method for determining the fair value of stock options.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB No. 29. This amendment eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary exchanges occurring in fiscal periods beginning after the date this statement is issued. Retroactive application is not permitted. We are analyzing the requirements of this new statement and believe that its adoption will not have a significant impact on our financial position, results of operations or cash flows.
      During December 2004, the FASB issued Staff Position FSP No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2), which provides guidance on accounting for the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Based on our analysis to date, we are not yet in a position to decide on whether, or to what extent, we might repatriate foreign earnings under the Jobs Act.

2.	CONTRACT RECEIVABLES AND COSTS IN EXCESS OF BILLINGS:
      Contract revenues are generally billed upon the completion of small contracts and are progress billed on larger contracts in accordance with contract terms and milestones. Costs in excess of billings solely represent costs incurred and estimated earnings on jobs in progress.
      Billed contract receivables, net, consist of the following (in thousands):

	December 31,

	2004	2003

Completed contracts	$31,413	$3,406
Contracts in progress	45,185	85,825
Retained	11,220	11,922
Less: Allowance for doubtful accounts	(5,692)	—

	$82,126	$101,153

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Contracts in progress are as follows (in thousands):

	December 31,

	2004	2003

Costs incurred to date	$428,630	$437,891
Estimated earnings to date	71,401	54,193

	500,031	492,084
Less: Billings to date	(452,781)	(430,129)
Less: Allowance for doubtful costs in excess of billings	(33,092)	(33,092)

	$14,158	$28,863

Included in accompanying balance sheets under the following captions:
Costs in excess of billings, net	$24,058	$34,697
Billings in excess of costs	(9,900)	(5,834)

	$14,158	$28,863

      The significant amount of billed contract receivables at December 31, 2004 primarily relates to the outstanding receivables on our current project in the Mediterranean for IEC, which was substantially complete in January 2005. We expect to complete the testing and commissioning phase of the project in the third quarter of 2005. Also included in the billed contract receivables are the outstanding claims and receivables for Iroquois and Williams. As of March 28, 2005, we have collected $55 million of the total $82.1 million outstanding contract receivables at December 31, 2004.
      On January 20, 2004, we filed a lawsuit for breach of contract and wrongful withholding of amounts due to us for services performed under our contract with Iroquois. The carrying value of the claims and receivables from Iroquois was $27.2 million. During the fourth quarter of 2004, we recorded a reserve of $5.7 million related to the settlement terms of our litigation with Iroquois for less than the carrying value of the claims and receivables. In March 2005, we reached a settlement with Iroquois and collected $21.5 million. In conjunction with this settlement, we also reached agreement with several of our large subcontractors on this project to reduce the amounts owed to them by $1.5 million. After providing for payments of $16.7 million to subcontractors, we collected $4.8 million.
      On September 12, 2003, we filed a lawsuit for breach of contract and wrongful withholding of amounts due to us for services performed under our contract with Williams and a claim related to Williams’ portion of the insurance deductible under the Builder’s Risk insurance policy for the contract totaling $12.3 million. Williams has filed a counter-claim against us for alleged breach of contract. We believe that this counter-claim has no merit and intend to vigorously defend against it. We have not been able to resolve our dispute with Williams through mediation, and the court has reset the trial for October 2005. If this litigation is adversely resolved, we could incur a loss for uncollectible amounts of up to the carrying value of $5.5 million for our breach of contract claim and $1.0 million for our claim related to Williams’ portion of the insurance deductible under the Builders’ Risk insurance policy for our contract with Williams. Collection of amounts related to these receivables would be remitted directly to prepay debt.
      The significant amounts of unbilled receivables for contracts in progress, included in costs in excess of billings, primarily relate to our claims on the EPC 64 contract that we performed for Pemex in 2001 and 2002. At December 31, 2004, the remaining unbilled amounts of $18.5 million on this project are for unapproved claims for extra work related to delays caused by weather. We have settled and collected all other receivables related to additional scope of work and unapproved claims under the contract that resulted primarily from client delays and changes in initial scope of work. During the fourth quarter of 2003, we recorded a

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$33.1 million reserve for unapproved claims from Pemex due to our inability to collect the outstanding unapproved claims and as the ultimate amount and timing of payment of these claims are uncertain. We continue to provide the allowance for doubtful costs in excess of billings for these remaining unapproved claims as of December 31, 2004. We intend to submit the remaining EPC 64 contract claims against Pemex to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce during the second quarter of 2005. The carrying value of our uncollected receivables remaining from December 31, 2004 of approximately $18.5 million is the minimum amount we believe we will collect. An adverse outcome from this arbitration could result in a further loss of up to the carrying value of $18.5 million. Collection of amounts related to these receivables would be remitted directly to prepay debt.
      See Note 7 for a detailed discussion of these disputed claims and litigation.

3.	PROPERTY AND EQUIPMENT:
      Property and equipment consists of the following (in thousands):

	December 31,

	2004	2003

Barges, vessels and related equipment	$222,036	$256,653
Land and buildings	19,642	19,732
Machinery and equipment	245	245
Office furniture and equipment	6,232	6,116
Leasehold improvements	4,213	4,191

	252,368	286,937
Less-Accumulated depreciation	(53,564)	(47,526)

Property and equipment, net	$198,804	$239,411

      During the year ended December 31, 2004, we incurred $5.3 million of capital expenditures primarily related to the upgrades to the Sea Horizon and Canyon Horizon prior to their mobilization to Israel and the Pecos Horizon.
      In May 2004, our pipelay barge, the Gulf Horizon caught fire while on tow from the U.S. Gulf of Mexico to Israel. During the second quarter of 2004, we wrote-off the net book value of the Gulf Horizon and related assets totaling $22.3 million to an insurance receivable because we expect the vessel to ultimately be declared a constructive total loss. However, during the third quarter of 2004, the underwriters on the policy of marine hull insurance purchased for the tow filed a declaratory action seeking a declaration that the policy is void. Because the acceptance of the claim is in litigation, we have not recognized the full recovery of losses under this policy as a receivable, and we have recorded a net impairment loss of $11.2 million on the Gulf Horizon to reflect its current market value of $2.0 million and a $9.1 million insurance receivable related to a mortgagee’s interest insurance policy as of December 31, 2004. See Note 10 for a discussion of the insurance receivable.
      During the fourth quarter of 2004, we recorded a $1.1 million impairment charge resulting from the removal from service of the Cajun Horizon. These charges are reflected under impairment of property, equipment and intangibles in the accompanying statement of operations for the year ended December 31, 2004. In 2003, we recognized a $21.3 million impairment loss on the value of the Phoenix Horizon, two diving support vessels, one small construction vessel, a cargo barge and related marine equipment due to lower expected utilization levels. The sustained difficult economic environment and depressed market for the marine construction industry throughout 2003 and 2004 has resulted in a decline in the utilization of our vessels, triggering the impairment of these vessels, the cargo barge and related marine equipment.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets Held For Sale
      During the second quarter of 2004, management committed to a plan to sell the Phoenix Horizon (a marine construction vessel), two dive support vessels and a cargo barge due to the sustained difficult economic environment and depressed market for the marine construction industry throughout 2003 and 2004. We have listed these assets for sale and are actively locating potential buyers. In accordance with SFAS No. 144, we reclassified these assets from property and equipment to assets held for sale in the accompanying consolidated balance sheet and ceased depreciation on the assets. Based upon our marketing of these assets for sale, discussions with potential buyers have indicated a decline in market value of two of the assets held for sale. Accordingly, we recorded a charge of $3.3 million as impairment loss on assets held for sale during 2004 to reduce the net carrying value of these assets to their fair value, less the estimated cost to sell the assets. During the fourth quarter of 2004, we completed the sale of the cargo barge and received net proceeds of approximately $745,000 which were used to repay a portion of the CIT Group revolving credit facility and resulted in a $7,000 gain on the sale. Management believes the fair value of the assets held for sale approximates their current carrying value of $8.6 million as of December 31, 2004. Proceeds from the sale of these vessels will be used to repay outstanding indebtedness that these assets collateralize.

4.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:
      Other long-term assets consist of the following (in thousands):

	December 31,

	2004	2003

Capitalized dry-dock costs	$17,007	$11,378
Goodwill	—	1,000
Prepaid loan fees	8,548	144
Deposits	294	287
Other	822	120

	$26,671	$12,929

      Accrued liabilities consist of the following (in thousands):

	December 31,

	2004	2003

Payroll and other compensation	$3,758	$1,027
Foreign value added tax payable	2,390	—
Accrued capital expenditures	353	778
Other	2,679	1,516

	$9,180	$3,321

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	NOTES PAYABLE:
      Notes payable consist of the following (in thousands):

	December 31,

	2004	2003

Revolving credit facility to Southwest Bank due February 28, 2005 and repaid in February 2005, collateralized by accounts receivable. Interest at Southwest Bank’s prime rate plus 1.75% (7.00% and 4.75% at December 31, 2004 and 2003, respectively)	$21,000	$30,000
Revolving credit facility to Southwest Bank due February 18, 2005 and repaid in February 2005, collateralized by accounts receivable. Interest at Southwest Bank’s prime rate plus 2% (7.25% and 5.00% at December 31, 2004 and 2003, respectively)	6,300	20,000
Revolving credit facility to CIT Group, due May 10, 2005, collateralized by mortgages on certain vessels. Interest at Libor plus 3.25% (5.54% and 4.42% at December 31, 2004 and 2003, respectively)	25,573	26,173
Term loan payable to GE Capital Corporation (purchased from Boeing Capital Corporation), due in 84 monthly principal installments of $238, plus interest, maturing June 30, 2010, collateralized by a mortgage on the Sea Horizon. Interest at Libor plus 4.80% (6.81% and 5.95% at December 31, 2004 and 2003, respectively)	30,714	33,571
Term loan payable to CIT Group due in 84 monthly principal installments of $411, plus interest, maturing March 31, 2006, collateralized by mortgages on certain vessels. Interest at Libor plus 2.65% (4.75% and 3.77% at December 31, 2004 and 2003, respectively)	24,603	29,536
Term loan payable to GE Capital Corporation due in 120 monthly installments of $115, including interest, maturing January 1, 2012, collateralized by a mortgage on the Pecos Horizon. Interest at the one-month commercial paper rate plus 2.45% (4.46% and 3.47% at December 31, 2004 and 2003, respectively)	8,213	9,268
Term loan payable to SouthTrust Bank due in 60 monthly installments of $72, including interest, maturing August 31, 2006, collateralized by the Port Arthur marine base. Interest at SouthTrust Bank’s prime rate plus 1/2% (5.75% and 4.50% at December 31, 2004 and 2003, respectively)	5,890	6,454
Term loan payable to Southwest Bank due in 60 monthly principal installments of $15, plus interest, maturing November 1, 2006, collateralized by property located in Port Arthur. Interest at Southwest Bank’s prime rate (5.25% and 4.00% at December 31, 2004 and 2003, respectively)	1,283	1,463
Term loan payable to ABN Amro Bank due in 60 monthly installments of $1, plus interest, maturing September 19, 2006. Interest at 4.93%	28	44
Term loan payable to ABN Amro Bank due in 60 monthly installments of $1, plus interest, maturing December 20, 2006. Interest at 4.93%	19	28
16% Subordinated Secured Notes due March 31, 2007, net of discount, interest payable in-kind quarterly	64,411	—
18% Subordinated Secured Notes due March 31, 2007, net of discount, interest payable in-kind quarterly	24,556	—

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2003

Term loan payable to Elliott Associates, L.P., originally due June 30, 2004 and repaid with proceeds from the issuance of 16% Subordinated Notes in March 2004. Interest at 18% at December 31, 2003	—	$15,000

Total debt, net of discount	$212,590	$171,537

Current maturities of long-term debt	$42,243	$9,651

Current related party debt	$—	$15,000

Long-term debt, net of current maturities	$81,379	$146,886

Subordinated notes, net of discount	$88,968	$—

Loan Facilities
      At December 31, 2004, we had approximately $232.8 million face value of total outstanding debt excluding debt discount of $20.2 million. Of the $212.6 million of outstanding net debt reflected in the accompanying consolidated balance sheet at December 31, 2004, $52.9 million represents borrowings on our three revolving credit facilities with Southwest Bank and CIT Group, $70.7 million represents outstanding balances on seven term-debt facilities and $89.0 million represents the outstanding balance on our 16% and 18% Subordinated Notes, net of $20.2 million debt discount. The total face value of outstanding debt at December 31, 2004 represents an approximate increase of $61.3 million from December 31, 2003. This increase in debt is primarily due to the issuance of the 16% Subordinated Notes in March 2004 and 18% Subordinated Notes in May, September and November 2004 to meet our working capital needs. Interest rates vary from the one-month commercial paper rate plus 2.45% to 18%, and our average interest rate at December 31, 2004, including amortization of the debt discount on our Subordinated Notes, was 14.7%. Our term-debt borrowings currently require approximately $800,000 in total monthly principal payments. At December 31, 2004, we had no available borrowing capacity under our revolving credit facilities with Southwest Bank and CIT Group.
      At December 31, 2004, $42.2 million of our debt is classified as current because it matures within the next twelve months or the asset securing the indebtedness is classified as current. Included in current maturities of long-term debt is an aggregate of $29.9 million of outstanding indebtedness under our two revolving credit facilities with Southwest Bank, which matured and were repaid in February 2005, and under our revolving credit facility with CIT Group, which will be repaid with proceeds from the Senior Credit Facilities.
      During 2004, we issued $102.5 million aggregate face value of Subordinated Notes and received net proceeds of $71.8 million as follows (in millions):

						Consent
			20%	Costs		and
		Face	Debt	Paid At	Repayment	Other	Net
Date of Issuance	Description	Value	Discount	Closing	of Debt	Fees	Proceeds

March 11, 2004	16% Subordinated Notes	$65.4	$—	$(3.1)	$(15.0)	$(2.4)	$44.9
May 27, 2004	16% Subordinated Notes	3.4	—	—	—	(3.4)	—
May 27, 2004	18% Subordinated Notes	18.75	(3.8)	—	—	—	15.0
September 17, 2004	18% Subordinated Notes	5.3	(1.1)	—	—	—	4.2
November 4, 2004	18% Subordinated Notes	9.625	(1.9)	—	—	—	7.7

		$102.5	$(6.8)	$(3.1)	$(15.0)	$(5.8)	$71.8

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The face value of our total obligation under our Subordinated Notes at December 31, 2004 was $109.2 million, including $11.2 million interest paid in-kind, excluding debt discount of $20.2 million and after prepayment of $4.5 million.
      On March 11, 2004, we issued 16% Subordinated Notes due March 31, 2007, interest paid in-kind and compounded quarterly, to a group of investors in a private placement. We allocated $17.3 million to warrants issued in connection with the issuance of the 16% Subordinated Notes. We repaid all principal and interest under a $15.0 million term loan from Elliott Associates, L.P. with a portion of the net proceeds. Elliott Associates, L.P. and Elliott International, L.P. (collectively the Elliott Companies) purchased $15.0 million aggregate principal amount of the 16% Subordinated Notes. We also substantially reduced our indebtedness under our revolving credit facilities with Southwest Bank with a portion of the net proceeds. We subsequently re-borrowed a portion of these funds under our revolving credit facilities to provide working capital for our IEC and Pemex projects.
      On May 27, 2004, we issued an additional $18.75 million of 18% Subordinated Notes in another private placement to the Elliott Companies and other holders of the 16% Subordinated Notes at a 20% discount. Approximately $9.1 million of these net proceeds were used to collateralize a letter of credit required for our contract with IEC. The balance of these proceeds was used for working capital needs. In connection with this issuance, we paid the holders of the 16% Subordinated Notes a consent fee of $3.4 million to release their first priority security interest in the Pemex EPC 64 claim not related to interruptions due to adverse weather conditions. This consent fee was paid to the holders of the 16% Subordinated Notes in-kind with the issuance of additional 16% Subordinated Notes having the same terms as the original 16% Subordinated Notes issued in March 2004. The 18% Subordinated Note holders received a first priority security interest, and the holders of the 16% Subordinated Notes retained a second priority security interest, in these claims.
      During September 2004, we collected $4.5 million from Pemex for a portion of our outstanding EPC 64 claim, which was used to prepay a portion of the 18% Subordinated Notes as required by the 18% Subordinated Note purchase agreement. Subsequently, on September 17, 2004, pursuant to an option in the 18% Subordinated Note purchase agreement, holders of the 18% Subordinated Notes purchased an additional $5.3 million of 18% Subordinated Notes at a 20% discount.
      On November 4, 2004, we issued an additional $9.625 million of 18% Subordinated Notes at a 20% discount pursuant to an amendment of the 18% Subordinated Note purchase agreement. In connection with this issuance, on November 4, 2004, we issued to the purchasers of the notes 1,400 shares of Series A Preferred Stock, $1.00 par value per share, for $1.00 per share. Pursuant to SFAS No. 150, we are required to classify financial instruments that are within its scope as a liability, and we have recorded the Series A Preferred Stock as original issue discount of $2.0 million to the 18% Subordinated Notes. Due to the mandatory redemption feature of the Series A Preferred Stock, we have reflected the current fair value of the Series A Preferred Stock of $0.4 million as a liability in our consolidated financial statements as of December 31, 2004. See Note 12 for a detailed discussion of the Series A Preferred Stock.
      At the end of December 2004, we collected an additional $3.5 million from Pemex for a portion of our outstanding EPC 64 claim, which was used to prepay a portion of the 18% Subordinated Notes at the beginning of January 2005 as required by the 18% Subordinated Note purchase agreement.
      The 18% Subordinated Notes essentially have the same terms as the 16% Subordinated Notes. Interest on the Subordinated Notes is due quarterly. We are required by our existing loan agreements to issue to the Subordinated Note holders additional subordinated secured notes equal to the amount of interest due on any quarterly payment date. For the year ended December 31, 2004, we have issued an aggregate of $8.8 million and $2.4 million, respectively, of additional 16% and 18% Subordinated Notes for this paid in-kind interest incurred. Upon an event of default under the Subordinated Notes, the interest on each of the Subordinated Notes increases up to an additional 2%.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, the Subordinated Notes were collateralized by the Pemex EPC 64 claims (as described above), the Williams claims and up to $4.8 million of the Iroquois claims and receivables, a second priority security interest in the $9.1 million cash securing the letter of credit for the IEC contract, a second lien on the Pecos Horizon, a second mortgage on our Port Arthur marine base and certain other assets. The Subordinated Notes are subordinate and junior to our existing senior secured debt in all other respects. We have classified all of our Subordinated Notes as long-term debt at December 31, 2004 as the Subordinated Note holders have released all of the collateral securing the Subordinated Notes in favor of the Senior Credit Facilities. In conformity with the Recapitalization Agreement which contemplates the exchange of $85 million of Subordinated Notes for equity, the extension of the maturity date of the remaining $25 million of Subordinated Notes to March 31, 2010 and the reduction of the interest rate to 8%.
      On March 31, 2005, we closed two senior secured term loans of $30 million and $40 million to refinance our debt maturing in 2005 and provide additional financing to meet our working capital needs. In connection with this financing transaction, we entered into a recapitalization letter agreement dated March 31, 2005 with holders of all of the Subordinated Notes to exchange approximately $85 million of the Subordinated Notes for equity. See Note 16.
      All of our assets are pledged as collateral to secure our indebtedness. Our loans are collateralized by mortgages on all of our vessels and property and by accounts receivable and claims. Our loans contain customary default and cross-default provisions and some require us to maintain financial ratios at quarterly determination dates. The loan agreements also contain covenants that limit our ability to incur additional debt, pay dividends, create liens, sell assets and make capital expenditures. The Subordinated Notes also have covenants that restrict our ability to enter into any other agreements which would prohibit us from prepaying the Subordinated Notes from the proceeds of an equity offering, entering into certain affiliate transactions, incurring additional indebtedness other than refinancing our existing term and revolving debt, and disposing of assets other than in the ordinary course of business, and would also prohibit our subsidiaries from making certain payments. If we consummate the recapitalization transaction contemplated by the Recapitalization Agreement, the Subordinated Notes will no longer have these covenants. At December 31, 2004, we were in compliance with all the financial covenants required by our credit facilities. Following the closing of the financing transaction on March 31, 2005, our credit facilities require:

•	a ratio of current assets to current liabilities, as defined, of 1.10 to 1 for the period ending December 31, 2004 (actual was 1.23 at December 31, 2004), and 1.10 to 1 for the period ending March 31, 2005 and each period thereafter, each computed by excluding our revolving credit facilities from current liabilities;

•	a fixed charge coverage ratio, as defined, of 1.40 to 1 for the six-month period ending December 31, 2004, (actual was 2.32 to 1 at December 31, 2004), 1.33 to 1 for the nine-month period ending March 31, 2005, and 1.33 to 1 for each period thereafter on a rolling four quarter basis;

•	a tangible net worth, as defined, in an amount not less than the sum of $110 million plus 75% of our consolidated net income for each fiscal quarter which has been completed as of the date of calculation, commencing with the fiscal quarter ending March 31, 2004 plus 90% of the net proceeds of any common stock or other equity issued after December 31, 2003 (actual was $117 million at December 31, 2004); and

•	the sum of our net income before gains and losses on sales of assets (to the extent such gains and losses are included in earnings), plus interest expense, plus tax expense, plus depreciation and amortization, as defined, plus restructuring charges, (including costs of our and our lenders’ or other creditors’ professional advisors not to exceed $3.0 million for the fiscal year ended December 31, 2004) to be greater than positive $20 million for the year ending December 31, 2004, (actual was positive $20.9 million at December 31, 2004).

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Based on management’s current projections, as a result of consummating the financing transaction, we expect to be in compliance with our amended debt covenants until at least December 31, 2005. See Note 16 for a discussion of this financing transaction. In the event that we do not meet our financial covenants and we are unsuccessful in obtaining waivers of non-compliance, our lenders would have the right to accelerate our debt with them, and cross-default provisions could result in acceleration of our indebtedness. If this occurs, we will have to consider alternatives to settle our existing liabilities with our limited resources, including seeking protection from creditors through bankruptcy proceedings.
      Maturities of long-term debt and the Subordinated Notes for each of the years ending December 31 are as follows (in thousands):

2005	$42,243
2006	42,524
2007	100,708
2008	4,035
2009	4,089
Thereafter	18,991

$212,590

6.	INCOME TAXES:
      Total tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 consists of (in thousands):

	Year Ended December 31,

	2004	2003	2002

Current
State	$10	$165	$98
U.S. Federal	(784)	—	—
Foreign	2,877	1,308	541

Total current	2,103	1,473	639

Deferred
U.S. Federal	—	(9,072)	(3,718)

Total deferred	—	(9,072)	(3,718)

	$2,103	$(7,599)	$(3,079)

      The source of income (loss) before income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

United States	$(51,399)	$(83,770)	$(7,848)
Foreign	(1,001)	3,667	(780)

	$(52,400)	$(80,103)	$(8,628)

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 differs from the amount computed by applying the U.S. statutory federal income tax rate of 34 percent to consolidated income before income taxes as follows (dollars in thousands):

	Year Ended December 31,

	2004		2003		2002

Expense (benefit) computed at federal statutory rate	$(17,816)	(34.0)%	$(27,235)	(34.0)%	$(2,934)	(34.0)%
Increase (decrease) in provision from:
State income tax net of federal benefit	1	0.0	109	0.1	65	0.7
Foreign taxes	3,217	6.1	(275)	(0.3)	275	3.2
Foreign income exclusion	(2,071)	(3.9)	(40)	(0.0)	(646)	(7.5)
Nondeductible expenses	417	0.8	114	0.1	161	1.9
Research and development credit	(486)	(0.9)	(3,421)	(4.3)	—	—
Alternative minimum tax credit refund	(784)	(1.5)	—	—	—	—
Other	378	0.7	—	—	—	—
Deferred tax asset valuation allowance	19,247	36.7	23,149	28.9	—	—

	$2,103	4.0%	$(7,599)	(9.5)%	$(3,079)	(35.7)%

      The difference in the effective tax rate and the statutory tax rate for 2004 and 2003 is primarily due to the valuation allowance of $19.3 million and $23.1 million, respectively, recorded to fully offset the net deferred tax asset. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The difference from the statutory tax rate for 2002 is due to the application of the extraterritorial income exclusion for income earned primarily in Mexico from January 1, 2001 to December 31, 2002. The exclusion allows us to exclude a portion of income earned outside the United States for tax purposes. The impact of this exclusion on future periods will vary depending upon the amount of income earned outside the United States.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of the temporary differences that give rise to the significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,

	2004	2003

Assets —
Net operating loss carryforwards	$59,781	$49,284
Gain on asset sales	967	967
Accrued expense not currently deductible	1,494	88
Contributions carryover	64	59
Fixed asset basis difference	15,764	9,690
Research and development credit	3,907	3,421
Allowance for doubtful accounts	13,187	11,251
Alternative minimum tax carryforwards	133	917
Other	460	—

Total gross deferred tax assets	95,757	75,677
Liabilities —
Book/tax depreciation difference	53,361	52,528

Net deferred tax assets	42,396	23,149
Valuation allowance	(42,396)	(23,149)

	$—	$—

      The realization of a significant portion of deferred tax assets is based in part on our estimates of the timing of reversals of certain temporary differences and on the generation of taxable income before such reversals. The net operating loss carryforwards of approximately $175.8 million at December 31, 2004 begin to expire in the year 2012 through 2023. The utilization of any net operating loss carryforwards is dependent on the future profitability of the company. Accordingly, no assurance can be given regarding the ultimate realization of such loss carryforwards, as the utilization of these deferred tax assets is uncertain. Certain past and future changes in ownership will limit our ability to realize portions of the loss carryforwards.

7.	COMMITMENTS AND CONTINGENCIES:

Contractual Disputes and Litigation
      In July 2003, we formally submitted total claims to Pemex of approximately $78 million and included unapproved claims for extra work related to interferences, interruptions and other delays, as well as claims for additional scope of work performed. Pemex personnel had given us assurances that our properly supported claims would be paid, and our consulting firm from Mexico indicated they believed we would be able to collect the carrying value of our claims of $60.7 million. During the fourth quarter of 2003, it became apparent that the current management at Pemex was resistant to accepting responsibility for resolving these claims due to the changes in personnel negotiating these claims on behalf of Pemex and to the operating structure of Pemex. At December 31, 2003, since there was no final resolution of these claims and the ultimate amount and timing of payment of these claims was uncertain, we reserved $33.1 million related to our previously recorded outstanding unapproved claims against Pemex, and the carrying value of our claim was approximately $25.5 million. During 2004, we collected $2.1 million related to work performed as additional scope of work and $7.0 million, net of $1.0 million value added tax received, for a portion of the non-weather related claims arising out of the EPC 64 contract with Pemex. As of December 31, 2004, the carrying value of the remaining

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
claims included in costs in excess of billings totaled $18.5 million, net of the $33.1 million allowance for doubtful costs in excess of billings. The carrying value is our best estimate of the amount we believe we will collect on our EPC 64 contract claims. We intend to submit the remaining claim related to interruptions due to adverse weather conditions to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce during the second quarter of 2005. A failure to recover any amount from Pemex in negotiations or arbitration could result in a loss of up to our carrying value of $18.5 million. It is possible that the EPC 64 claim could be settled for an amount in excess of our recorded balance, which could result in a recovery of a portion or all of our reserve in the period settlement is reached. We expect the process for resolving these claims to continue beyond 2005.
      In August 2004, the underwriters on the policy for hull insurance purchased to cover physical damage to the Gulf Horizon during the tow to Israel filed an action for declaratory judgment in the English High Court seeking a declaration that the policy is void due to a misrepresentation of the risk. We initially filed suit in Harris County, Texas seeking recovery of the full amount of the policy, $28.0 million, plus sue and labor expenses, and damages for wrongful denial of the claim. Since then, the English High Court has ruled that it has exclusive jurisdiction over the matter, and our action in Texas has been dismissed without prejudice. We have now filed a counter claim against the underwriters for $31.0 million, and we expect a trial setting in late 2005. The insurance proceeds that may ultimately be collected may be more or less than the amount of the receivable that is recorded. If it is determined that the recovery will be less than the amount recorded, such loss will be recorded in the period in which such determination is made. The process of collecting any insurance proceeds will involve extensive negotiations with our insurance carrier, which may result in significant delays in collection and a variance in the amount collected from the insured value. All proceeds received from the insurance company will be used either to repair the vessel, or if the vessel ultimately is determined to be beyond repair, to repay debt collateralized by the vessel. See Notes 10 and 16.
      On September 12, 2003, we filed a lawsuit in the 295th Judicial District of the District Court for Harris County, Texas against Williams for whom we provided marine construction services. The lawsuit asserts a claim for damages for breach of contract and wrongful withholding of amounts due to us for services provided under the contract and a claim related to Williams’ portion of the insurance deductible under the Builder’s Risk insurance policy for the contract totaling $12.3 million. The lawsuit seeks specific compensatory damages and fees and costs. Williams has filed a counter-claim against us for alleged breach of contract. We believe that this counter-claim has no merit and intend to vigorously defend against it. However, if these counter-claims are filed and are decided unfavorably to us, the result could either reduce our recovery or if all of our claims are unsuccessful, result in a recovery by Williams, which would have a material adverse impact on our results of operations and financial position. We have not been able to resolve our dispute with Williams through mediation, and the court has reset the trial for October 2005. At December 31, 2004, our reserved contract receivables of $5.5 million from Williams is our best estimate of the amount we believe we will collect. If this litigation is adversely resolved, we could incur a loss for uncollectible amounts of up to the carrying value of $5.5 million for our breach of contract claim and $1.0 million for our claim related to Williams’ portion of the insurance deductible under the Builder’s Risk insurance policy for our contract with Williams.
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

Stock Purchases by Certain 401(k) Plan Participants
      On March 23, 1999, we filed a Form S-8 with the Securities and Exchange Commission registering 150,000 shares of our common stock to be offered under our 401(k) plan. However, from approximately

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 18, 2001 through October 23, 2003, participants in our 401(k) plan purchased shares of our common stock for inclusion in their respective 401(k) plan accounts that exceeded the number of shares registered by us under the Form S-8 and were therefore not registered by us as required under the federal securities laws. As a result, the participants for whose account the trustee of the 401(k) plan purchased unregistered shares of our common stock may have the right to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of the purchase. In addition, a number of remedies may be available to regulatory authorities, including civil and other penalties. We believe that the applicable statute of limitations under federal securities law for noncompliance with the requirement to register the common stock is one year from the date that the shares of our common stock were purchased for inclusion in a participant’s 401(k) plan account, but the statute of limitations under applicable state laws may be for longer periods. On October 30, 2003, we filed a Form S-8 and registered 1.0 million shares of our common stock to be offered under our 401(k) plan.
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

Leases
      We lease office space at various locations under operating leases that expire through 2008, and we have other operating leases expiring thereafter. Our operating leases for our corporate office are subject to increases for variable operating expenses. Rental expense was $3.4 million for 2004, $3.1 million for 2003 and $2.4 million for 2002. Future minimum non-cancelable lease commitments under these agreements for the years ending December 31 are as follows (in thousands):

2005	$2,757
2006	2,537
2007	2,491
2008	2,288
2009	153
Thereafter	269

$10,495

Insurance
      We participate in a retrospectively rated insurance agreement. In our opinion, we have adequately accrued for all material liabilities arising from these agreements based upon the total incremental amount that would be paid based upon the with-and-without calculation assuming experience to date and assuming termination.

Employment Agreements
      We have entered into employment agreements with four executive officers that expire from 2006 to 2007. In August 2004, we entered into a management consulting agreement with RAS Management Advisors, Inc. and engaged its President as our Chief Restructuring Officer and principal executive officer. We currently do not have any key-man life insurance with respect to our executive officers.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LOSS ON EXTINGUISHMENT OF DEBT:
      Loss on extinguishment of debt for 2004 relates to the write-off of deferred loan fees of $800,000 and debt discount of $754,000 in connection with the $4.5 million collected from Pemex which was used to prepay a portion of the 18% Subordinated Notes during the third quarter of 2004. Also included in the loss on debt extinguishment is the write-off of deferred loan fees of $165,000 for the early payment of our $15.0 million term loan with Elliott Associates, L.P. during the first quarter of 2004 in connection with the issuance of the 16% Subordinated Notes. Loss on debt extinguishment for 2003 relates to a prepayment penalty of $569,000 and the write-off of deferred loan fees of $299,000 for the early retirement of debt. In June 2003, we refinanced the Sea Horizon with another lender and used a portion of the proceeds to repay and extinguish our previous lender’s debt resulting in the loss on debt extinguishment.

9.	SEVERANCE CHARGES:
      During the fourth quarter of 2004, our then president exercised his right to terminate his employment, and we incurred a charge of $1.9 million related to the severance benefit under his amended employment agreement. The amended employment agreement requires us to pay monthly installments of $100,000 commencing on the date of termination and until the severance amount is paid in full. However, upon consummation of a consensual exchange of all or a portion of our Subordinated Notes into our common stock prior to such time, we are required to pay the remaining balance within 90 days from the date of such exchange. We also incurred severance charges of $0.3 million related to another senior employee’s termination during the fourth quarter of 2004. These charges in 2004 were recorded as selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2004.
      During the second quarter of 2003, we incurred approximately $680,000 in charges related to severance and other costs in connection with the resignation of a key employee. We recorded liabilities of $382,000 for severance and other benefits to be paid pursuant to the employee’s separation agreement through August 31, 2004. This amount was to be paid ratably each month through the term of the agreement. In addition, we incurred a non-cash charge of approximately $156,000 related to the remeasurement of the employee’s options and a non-cash charge of approximately $142,000 related to the forgiveness of the employee’s loan pursuant to conditions in his separation agreement. The charges in 2003 were recorded as selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2003. In May 2004, we determined that this key employee was in violation of the non-compete clause of his severance agreement; and accordingly, we ceased the monthly severance payment under this agreement. During 2004, we reduced selling, general and administrative expenses by the $131,000 remaining liability for this key employee due to the expiration of the severance agreement on August 31, 2004. All related severance charge amounts are reflected in our domestic region.
      A rollforward of the severance and restructuring liability for the years ended December 31, 2004 and 2003 is presented in the table that follows (in thousands). The table also includes severance expenses incurred in the normal course of business.

Balance, December 31, 2002	$—
Severance and restructuring expense	382
Payments	(151)

Balance, December 31, 2003	231
Severance and restructuring expense	2,266
Payments	(168)
Adjustments	(131)

Balance, December 31, 2004	$2,198

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	INSURANCE RECEIVABLE:
      On May 18, 2004, our pipelay barge, the Gulf Horizon, caught fire while on tow from the U.S. Gulf of Mexico to Israel to perform the IEC project. A damage assessment was performed, and based on such assessment, we expect that the repair costs will equal or exceed the $28.0 million insured value of the vessel. In accordance with FASB Interpretation No. 30 (FIN 30), “Accounting for Involuntary Conversions of Non-Monetary Assets to Monetary Assets,” during the second quarter of 2004, we wrote-off the net book value of the Gulf Horizon and related assets totaling $22.3 million to an insurance receivable because we expected the vessel to ultimately be declared a constructive total loss. However, during the third quarter of 2004, the underwriters on the policy of marine hull insurance purchased to cover physical damage to the vessel during the tow have filed a declaratory judgment action in England seeking a declaration that the policy was void from its inception. The underwriters claim that we did not adequately describe the work to be performed by the riding crew of the barge while on tow. The Emerging Issues Task Force (EITF) 01-10 “Accounting for the Impact of the Terrorist Attacks of September 11, 2001” states that a presumption exists that realization of a claim is not probable if the insurance claim is the subject of litigation. Because the acceptance of the claim is in litigation, we have not recognized the recovery of losses under this policy as a receivable, and we have recorded a net impairment loss of $11.2 million on the Gulf Horizon to reflect its current market value of $2.0 million as of December 31, 2004. We continue to pursue our insurance claim for the full $28 million policy value, plus associated sue and labor costs, against the underwriters on the applicable hull and machinery policy, and we believe that recovery under that policy is probable. We also carry a policy of mortgagee’s interest insurance, which we believe may provide a recovery of up to $9.1 million to the lender on our indebtedness collateralized by the Gulf Horizon in the event we do not recover losses under the hull and machinery policy. In addition, we carry protection and indemnity insurance that covers the costs associated with the recovery of our crew onboard the Gulf Horizon related to this incident. We have incurred reimbursable costs under this policy of $0.2 million, net of the related deductible. Accordingly, we recorded $9.3 million as an insurance receivable at December 31, 2004. The insurance proceeds that may ultimately be collected may be more or less than the amount of the receivable that is recorded. If it is determined that the recovery will be less than the amount recorded, such loss will be recorded in the period in which such determination is made. The process of collecting any insurance proceeds will involve extensive negotiations with our insurance carrier, which may result in significant delays in collection and a variance in the amount collected from the insured value. All proceeds received from the insurance company will be used either to repair the vessel, or if the vessel ultimately is determined to be beyond repair, to repay debt collateralized by the vessel.

11.	EMPLOYEE BENEFIT PLAN:
      We have a 401(k) Plan for all eligible employees and we make annual contributions to the plan, at the discretion of management.
      We contributed $418,000, $428,000 and $406,000 of common stock to the plan during 2004, 2003 and 2002, respectively. We intend to continue to make future contributions with Horizon common stock.

12.	STOCKHOLDERS’ EQUITY:
      At our 2004 Annual Meeting of Stockholders held on July 28, 2004, our stockholders voted to approve the amendment to our amended and restated certificate of incorporation to increase our authorized number of shares of common stock from 35,000,000 shares to 100,000,000 shares of common stock (all of which have voting rights).

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share
      The following table presents information necessary to calculate earnings per share for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share amounts):

	2004	2003	2002

Net loss	$(54,503)	$(72,504)	$(5,549)
Average common shares outstanding	27,233	26,429	25,573

Basic earnings (loss) per share	$(2.00)	$(2.74)	$(0.22)

Average common and dilutive potential common shares outstanding:
Average common shares outstanding	27,233	26,429	25,573
Assumed exercise of stock options	—	—	—

	27,233	26,429	25,573

Diluted earnings (loss) per share	$(2.00)	$(2.74)	$(0.22)

      Earnings per share data for all periods presented have been computed pursuant to SFAS No. 128, “Earnings Per Share” that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2004, we had outstanding options covering an aggregate of 3,261,230 shares of common stock, of which 2,710,968 shares were exercisable. Excluded from the computation of diluted EPS for the year ended December 31, 2004, 2003 and 2002 are options to purchase 3,261,230, 3,422,684 and 2,718,220 shares of common stock at a weighted average price of $7.04, $7.34 and $8.59 per share, respectively, as they would be anti-dilutive.

Warrants
      In connection with this issuance of the 16% Subordinated Notes, we issued to the holders of such notes warrants to purchase an aggregate of 5,283,300 shares of our common stock for an exercise price of $1.00 per share, expiring March 11, 2009, of which all warrants have been exercised as of December 31, 2004. Holders paid the initial exercise price of $0.99 per share upon issuance of the warrants, and the remaining $0.01 of the per share exercise price was paid upon purchase of the shares. Since we did not receive the cash for the remaining $0.01 per share exercise price for 3,201,993 of these warrants until January 2005, we recorded a subscription receivable at December 31, 2004 as a contra account under stockholders’ equity to reflect the exercise of these warrants.
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

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mandatorily Redeemable Preferred Stock
      In connection with the issuance of the additional $9.625 million of 18% Subordinated Notes on November 4, 2004, we issued to the purchasers of such notes 1,400 shares of Series A Preferred, $1.00 par value per share, for $1.00 per share. The Series A Preferred Stock shall be redeemed by us six years from the date of its issuance, or at the option of the Series A Preferred Stock holders upon merger, sale of all or substantially all of our assets, our change of control or our liquidation, for cash in an amount equal to the amount by which the current market price of 14% of the outstanding shares of our common stock on a fully diluted basis (which amount will accrete at a rate of 25% per year commencing six months after issuance, compounded quarterly) exceeds the Warrant (as defined below) exercise price. However, upon stockholder approval, we shall redeem the Series A Preferred Stock with five year warrants (the Warrants) having an aggregate exercise price of $1.925 million to purchase a number of shares of our common stock equal to 14% of the outstanding common stock on a fully diluted basis (after giving effect to the issuance of the Warrants but excluding any out-of-the-money employee options). If the Series A Preferred Stock is redeemed for Warrants, the issuance of the Warrants will result in significant dilution to our stockholders. If not redeemed for Warrants, the holders of the Series A Preferred Stock will have a liquidation preference senior to our stockholders equal to the cash value of the Series A Preferred Stock described above. Pursuant to SFAS No. 150, we are required to classify financial instruments that are within its scope as a liability. Due to the mandatory redemption feature of the Series A Preferred Stock, we recorded the initial measurement of $2.0 million fair value for these shares as a liability. The Series A Preferred Stock was issued and recorded as original issue discount to the 18% Subordinated Notes and was reflected as a debt discount in the accompanying consolidated balance sheet as of December 31, 2004. The discount is amortized as a non-cash charge to interest expense over the term of the 18% Subordinated Notes using the effective interest rate method. Because the amount to be paid upon redemption varies and is based on specified conditions is not known, the Series A Preferred Stock is subsequently measured at the amount of cash that would be paid under the conditions specified in the contract as if settlement occurred at each reporting date. The resulting change in the amount from the previous reporting date will be recognized as interest cost. As of December 31, 2004, we recognized a $1.6 million decrease in the fair value of this liability, which reduced interest expense, to reflect the current fair value of the Series A Preferred Stock of $0.4 million. The current redemption value of $0.4 million is reflected as a long-term liability in our consolidated balance sheet as of December 31, 2004.
      The 1,400 shares of Series A Preferred Stock will be canceled and retired if we consummate the recapitalization transactions contemplated by the Recapitalization Agreement. See Note 16.

Public Offerings of Common Stock
      In April 2002, we sold 3,000,000 shares of common stock in a public offering. We received $30.8 million after deducting the underwriting discount and expenses. We used $20.0 million to reduce indebtedness under our revolving credit facilities, and the remainder was used to meet operational liquidity requirements.

Stockholders’ Rights Plan
      On January 11, 2001, our board of directors adopted a stockholders’ rights plan. In connection with the plan, the board of directors approved the authorization of 100,000 shares of $1.00 par value per share, designated the Series A Preferred Stock. Under the plan, preferred stock purchase rights were distributed as a dividend at a rate of one right for each share of our common stock held as of record as of the close of business on January 11, 2001. Additional rights will be issued in respect of all shares of common stock issued while the rights plan is in effect. Each right entitles holders of common stock to buy a fraction of a share of the new series of preferred stock at an exercise price of $50. The rights will become exercisable and detach from the common stock, only if a person or group acquires 20% or more of the outstanding common stock, or announces a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 20% or

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
more of the outstanding common stock. Once exercisable, each right will entitle the holder (other than the acquiring person) to acquire common stock with a value of twice the exercise price of the rights. We will generally be able to redeem the rights at $.001 per right at any time until the close of business on the tenth day after the rights become exercisable. The rights will expire on January 11, 2011, unless redeemed or exchanged at an earlier date. In connection with the recapitalization transactions contemplated by the Recapitalization Agreement, we took appropriate actions to ensure that these transactions did not cause the rights to be exercisable under the stockholders’ rights plan.

Stock Options
      In January 1998, the board of directors and the stockholders approved the Stock Incentive Plan (the Plan). The Plan provides for the granting of stock options to directors, executive officers, other employees and certain non-employee consultants. The amended Plan has 3.15 million shares available for issuance as optioned shares and terminates in April 2009. The terms of the option awards (including vesting schedules) are established by the compensation committee of the board of directors, but generally vest ratably over three years and unexercised options expire ten years from the date of issue. In May 2002, the board of directors and the stockholders approved the 2002 Stock Incentive Plan (the 2002 Plan). The 2002 Plan has 2.3 million shares available for issuance as optioned shares and shall remain in effect until all awards granted under the 2002 Plan have been satisfied. This plan has the same characteristics as the Plan approved in 1998. At December 31, 2004, we had options for 2.15 million shares of common stock remaining to be issued in aggregate under both plans.
      The following table summarizes activity under the Plan for the years ended December 31, 2004, 2003 and 2002:

		Weighted
	Shares	Average Price

Outstanding at December 31, 2001	1,876,170	$9.34
Granted	916,000	$6.90
Forfeited	(27,966)	$7.52
Exercised	(45,984)	$6.17

Outstanding at December 31, 2002	2,718,220	$8.59
Granted	885,668	$3.58
Forfeited	(181,204)	$7.77
Exercised	—	—

Outstanding at December 31, 2003	3,422,684	$7.34
Granted	115,000	$1.51
Forfeited	(276,454)	$8.42
Exercised	—	—

Outstanding at December 31, 2004	3,261,230	$7.04

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information on stock options outstanding and exercisable as of December 31, 2004, pursuant to the plans:

	Options Outstanding			Options Exercisable

		Weighted Average
	Shares	Remaining	Weighted Average	Shares	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$15.80 to $23.28	114,000	6.15	$18.68	114,000	$18.68
$8.30 to $15.79	565,011	4.01	$12.44	551,675	$12.51
$4.30 to $8.29	1,812,921	5.87	$6.27	1,755,578	$6.30
$2.47 to $4.29	679,298	8.25	$3.46	289,715	$3.47
$0.80 to $2.46	90,000	9.55	$0.92	—	$—

$0.80 to $23.28	3,261,230	6.16	$7.04	2,710,968	$7.78

Treasury Stock
      As of December 31, 2004, treasury stock consisted of 396,458 shares at a cost of $2.6 million, following the issuance of 412,811 and 102,938, shares for the Company’s 401(k) contributions in 2004 and 2003, respectively. Treasury stock is stated at the average cost basis.

13.	RELATED PARTY TRANSACTIONS:
      In August 1998, we entered into a master services agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Companies, to charter certain marine vessels from Odyssea. Prior to December 31, 2004, the Elliott Companies were collectively our largest stockholder. As of December 31, 2004, we owed Odyssea $3.5 million for charter services compared to $1.1 million at December 31, 2003. Odyssea billed Horizon and Horizon paid Odyssea for services rendered under the agreement as follows (in millions).

	2004	2003	2002

Amount billed to Horizon	$10.3	$17.1	$18.3
Amount paid to Odyssea	$7.9	$20.2	$14.7
      During 2004, we paid Odyssea approximately $8.1 million for materials it purchased on our behalf for use on our current Pemex project offshore Mexico, which Odyssea made approximately $400,000 profit on this transaction.
      In June 2003, we secured a $15.0 million term loan due June 30, 2004 from Elliott Associates, L.P. All amounts of principal and interest under this loan were repaid in March 2004 with a portion of the proceeds received from the issuance of the 16% Subordinated Notes. The Elliott Companies purchased aggregate principal amounts of the Subordinated Notes issued in private placements as follows (in millions). See also Note 5.

		Total Amount	Amount Purchased by the
Date	Notes	Issued	Elliott Companies

March 11, 2004	16% Subordinated Notes	$65.5	$15.0
May 27, 2004	16% Subordinated Notes	$3.4	$0.8
May 27, 2004	18% Subordinated Notes	$18.75	$5.3
September 17, 2004	18% Subordinated Notes	$5.3	$1.6
November 4, 2004	18% Subordinated Notes	$9.625	$3.3

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On May 1, 2004, we amended our consulting agreement with Edward L. Moses, Jr., one of our directors, to serve as a liaison with the senior management of Pemex on the collection of our contractual claims against Pemex. We paid Mr. Moses an aggregate $105,000 during 2004 under his consulting agreement, which expired on September 30, 2004. Mr. Moses continues to serve on our board of directors.

14.	GEOGRAPHIC INFORMATION:
      Horizon operates in a single industry segment, the marine construction services industry. Geographic information relating to Horizon’s operations follows (in millions):

	Year Ended December 31,

	2004	2003	2002

Revenues:
Domestic	$73.0	$201.7	$156.6
Latin America	58.2	3.9	106.3
West Africa	17.4	16.2	1.4
Southeast Asia/ Mediterranean	105.6	48.1	17.3
Other	—	0.4	1.8

Total	$254.2	$270.3	$283.4

Gross Profit:
Domestic	$(6.6)	$0.8	$12.4
Latin America	11.5	(0.7)	18.4
West Africa	0.9	(1.4)	(2.8)
Southeast Asia/ Mediterranean	22.0	8.1	1.6
Other	—	(0.3)	0.8

Total	$27.8	$6.5	$30.4

	As of December 31,

	2004	2003

Long-lived assets(1):
Domestic	$119.9	$171.7
Latin America	0.1	0.2
West Africa	18.8	19.7
Southeast Asia/ Mediterranean	60.0	40.1
Other	—	7.7

Total	$198.8	$239.4

(1)	Property and equipment includes vessels, property and related marine equipment. Amounts reflect the location of the assets at December 31, 2004 and 2003. Equipment location changes as necessary to meet working requirements. Other identifiable assets include inventory and other long-term assets, and are primarily located in the domestic region. During the fourth quarter of 2004, we recognized a $1.0 million impairment charge for the remaining book value of goodwill related to one of our inactive Mexican subsidiaries. Goodwill of $1.0 million is associated with the Latin American region as of December 31, 2003.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):
      The marine construction industry in the U.S. Gulf of Mexico and offshore Mexico is seasonal, with contracts being awarded in the spring and early summer and the work being performed before the onset of adverse winter weather conditions. Seasonality and adverse weather conditions historically have resulted in lower revenues in the fourth and first quarters. We have attempted to offset the seasonality of our core operations in the U.S. Gulf of Mexico and Mexico by expanding our operations to international areas offshore Southeast Asia, West Africa and the Mediterranean. Work in international shallow water areas offshore Southeast Asia and in the Mediterranean is less cyclical and is not impacted seasonally to the degree the U.S. Gulf of Mexico and offshore Mexico is impacted. The West Africa work season helps to offset the decreased demand during the winter months in the U.S. Gulf of Mexico. Full year results are not a direct multiple of any quarter or combination of quarters because of this seasonality.
      The following table sets forth selected quarterly information for 2004 and 2003 (in thousands, except per share data). We believe that all necessary adjustments have been included in the amounts stated below to present fairly the results of such periods.

	Quarter Ended

	March 31	June 30	September 30	December 31

2004
Contract revenues	$42,483	$44,932	$94,600	$72,194
Gross profit (loss)(1)	(124)	(1,031)	15,940	13,033
Operating loss(2)	(5,965)	(9,032)	(4,219)	(5,908)
Net loss(1)(2)(3)	(10,698)	(16,195)	(14,061)	(13,549)

EARNINGS (LOSS) PER SHARE:
Net loss per share — basic and diluted	$(0.40)	$(0.60)	$(0.52)	$(0.48)
Shares used in computing net loss:
Basic and Diluted	26,543	27,088	27,206	28,088
2003
Contract revenues	$67,061	$57,928	$79,770	$65,554
Gross profit (loss)	2,534	(750)	7,469	(2,752)
Operating income (loss)(4)	(2,884)	(7,231)	2,071	(61,628)
Net loss(4)(5)	(2,948)	(4,057)	(289)	(65,210)

EARNINGS (LOSS) PER SHARE:
Net loss per share — basic and diluted	$(0.11)	$(0.15)	$(0.01)	$(2.46)
Shares used in computing net loss:
Basic and Diluted	26,388	26,417	26,443	26,467

(1)	Includes a pretax $6.4 million impairment loss on our inventory of production platforms and other structures included in cost of contract revenues during the fourth quarter of 2004.

(2)	Includes a pretax $5.7 million reserve for settlement of the Iroquois litigation and claims, $13.3 million impairment loss on property, equipment and intangibles and $3.3 million loss on assets held for sale during the fourth quarter of 2004.

(3)	Includes a $19.6 million valuation allowance to fully offset the net deferred tax asset recorded during 2004.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Includes a pretax $21.3 million impairment loss related to several marine vessels and related marine equipment recorded during the fourth quarter of 2003 and a $33.1 million reserve for unapproved claims against Pemex recorded during the fourth quarter of 2003.

(5)	Includes a $23.1 million valuation allowance to fully offset the net deferred tax asset recorded during the fourth quarter of 2003.

16.	SUBSEQUENT EVENTS:
      In light of our substantial debt and inability to generate sufficient cash flows from operations to service it; since the second quarter of 2004, our management has explored a significant number of financing alternatives designed to refinance and restructure our debt maturing in 2005 and provide us with additional working capital to support our operations. While management was in the process of negotiating a financing proposal, we were required to repay all of our outstanding indebtedness under our revolving credit facilities with Southwest Bank that matured in February 2005, which further impacted our liquidity. In March 2005, our negotiations to obtain additional financing and to refinance our indebtedness maturing in 2005 failed. As a result, our only alternative to commencing bankruptcy proceedings was to proceed to implement our previously announced recapitalization plan with the holders of our Subordinated Notes in two steps. The first step consisted of closing the Senior Credit Facilities of $30 million and $40 million, respectively, with holders and affiliates of holders of our Subordinated Notes on March 31, 2005. In addition to being a lender, Manchester Securities Corp., an affiliate of Elliott Associates, L.P. and an entity under common management with Elliott International, L.P., each of which are holders of our Subordinated Notes and shares of our Series A Preferred Stock, serves as agent for the other lenders under the Senior Credit Facilities.
      The $30 million senior secured term loan bears interest at 15% per annum, payable monthly 10% in cash and 5% paid in-kind, requires a monthly principal payment of $500,000 beginning July 2005 and matures on March 31, 2007. The $40 million senior secured term loan bears interest at 10% per annum, payable monthly 8% in cash and 2% paid in-kind, and matures on March 31, 2007. Upon an event of default under the Senior Credit Facilities, the interest rate on each loan increases 2%, payable in cash on demand. In addition to interest, a loan servicing fee of 0.5% based upon the aggregate unpaid principal balance of the Senior Credit Facilities is payable quarterly in cash. The Senior Credit Facilities are collateralized by the cash collateral used to secure the letter of credit under the IEC contract, the outstanding claims and receivables from Pemex and Williams, accounts receivable, and first or second liens on all of our vessels and existing and future assets. The Senior Credit Facilities have covenants that restrict us from creating additional liens, incurring additional indebtedness, entering into certain affiliate transactions, disposing of assets other than in the ordinary course of business, and prohibit us from making certain payments. The Senior Credit Facilities also have the same financial covenants as our existing credit facilities, which were amended in connection with the financing transaction. In addition, any event of default as specified in the documents governing the Senior Credit Facilities could result in acceleration of our indebtedness.
      The second step of our recapitalization plan consists of a debt for equity exchange. In order to implement this exchange, we entered into the Recapitalization Agreement with the holders of all of our Subordinated Notes that terminated the October 29, 2004 recapitalization letter agreement. The Recapitalization Agreement contemplates that we will use our best efforts to close a series of recapitalization transactions pursuant to which the holders of our Subordinated Notes will exchange approximately $85 million of Subordinated Notes and 1,400 shares of our Series A Preferred Stock for one million shares of Series B Preferred Stock and 60 million shares of our common stock. The common stock and Series B Preferred Stock issued in the debt for equity exchange on an “as converted” basis will be equivalent to 95% of our aggregate outstanding common stock after giving effect to the recapitalization transactions. This equity will also be issued in consideration of the Subordinated Note holders consenting to the financing transaction and release of all of the collateral securing the Subordinated Notes, amending the terms of the $25 million of Subordinated Notes that are

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expected to remain outstanding following the closing of the recapitalization transactions, and, if applicable, participating in the financing transaction as a lender. In addition, in order to be able to issue common stock and the Series B Preferred Stock as required by the Recapitalization Agreement without the lengthy delay associated with obtaining stockholder approval required under the Nasdaq Marketplace Rules, we decided to delist our shares of common stock from the Nasdaq National Market, effective as of the close of business on April 1, 2005.
      The $25 million of Subordinated Notes that we expect to remain outstanding after the recapitalization transactions will accrue interest annually at 8% payable in-kind and mature on March 31, 2010. In addition, the documents governing the Subordinated Notes will be amended to delete certain covenants and events of default.
      The Series B Preferred Stock will automatically convert into common stock upon an amendment to our certificate of incorporation to increase our authorized number of shares of common stock. In the Recapitalization Agreement, we have agreed to call a stockholders’ meeting for this purpose not earlier than September 15, 2005 nor later than October 31, 2005. Prior to such mandatory conversion, the Series B Preferred Stock will have a liquidation preference equal to the greater of $40 million or the value of the shares of our common stock into which the preferred stock is convertible immediately prior to liquidation. In addition, if the Series B Preferred Stock is not automatically converted into common stock by March 31, 2011, we will be required to redeem the preferred stock for cash equal to $40 million increased at a rate of 10% per year, compounded quarterly, commencing June 30, 2005.
      We will use the proceeds of the Senior Credit Facilities to repay $25.6 million outstanding under our revolving credit facility with CIT Group maturing in May 2005, make a $2.0 million prepayment on our CIT Group term loan and pay an estimated $3.0 million for closing costs and fees. We will use the balance of the proceeds from the financing transaction to provide working capital to support operations and for other general corporate purposes. In connection with obtaining this financing, we restructured our term loan with CIT Group due June 2006 to extend the $15 million payment due in December 2005 until March 2006 and accelerate the maturity date from June 2006 to March 2006. In addition, we restructured the collateral securing the CIT Group term loan, increased its interest rate to LIBOR plus 6%, and are required to make monthly principal payments of $500,000 beginning in April 2005 with the remaining principal balance due on March 31, 2006 and pay a closing fee equal to 1.5% of the outstanding principal term loan balance. The restructured collateral on the CIT Group term loan includes all existing security, second or third liens on all assets collateralizing the Senior Credit Facilities and all proceeds received from any loss or insurance recovery on the Gulf Horizon. This term loan requires us to maintain a ratio of collateral to the principal balance of at least 1.25 to 1.
      We received consents from our existing lenders to enter into this financing transaction and amended our financial covenants in these existing credit facilities. As a result of consummating the financing transaction, based on management’s protections, we expect to be in compliance with our amended debt covenants until at least December 31, 2005.
      Based on management’s current projections and as a result of consummating this financing transaction, we believe that we will have sufficient liquidity to fund operations through at least December 31, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

HORIZON OFFSHORE, INC.

By:	/s/ DAVID W. SHARP

David W. Sharp
Executive Vice President and
Chief Financial Officer
Date: March 31, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN T. MILLS John T. Mills	Chairman of the Board	March 31, 2005

/s/ RICHARD A. SEBASTIAO Richard A. Sebastiao	Chief Restructuring Officer (Principal Executive Officer)	March 31, 2005

/s/ DAVID W. SHARP David W. Sharp	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2005

/s/ MICHAEL R. LATINA Michael R. Latina	Director	March 31, 2005

/s/ KEN R. LESUER Ken R. Lesuer	Director	March 31, 2005

/s/ EDWARD L. MOSES, JR. Edward L. Moses, Jr.	Director	March 31, 2005

/s/ CHARLES O. BUCKNER Charles O. Buckner	Director	March 31, 2005

/s/ J. LOUIS FRANK J. Louis Frank	Director/Chairman, Emeritus	March 31, 2005

/s/ RAYMOND L. STEELE Raymond L. Steele	Director	March 31, 2005

/s/ HARRY L. MAX, JR. Harry L. Max, Jr.	Director	March 31, 2005

EXHIBIT INDEX

Exhibit
Number

3.1	—	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	—	Bylaws of the Company(1)
3.3	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company(21)
4.1	—	Specimen Common Stock certificate(1)
4.2	—	Rights Agreement, dated as of January 11, 2002, between Horizon Offshore, Inc. and Mellon Investor Services LLC, as Rights Agent, including (i) as Exhibit A — the Form of Certificate of Designations, (ii) as Exhibit B — the Forms of Rights Certificate, Assignment and Election to Purchase, and (iii) as Exhibit C — the Summary Description of the Stockholder Rights Plan(7)
4.3	—	Form of Warrant(18)
4.4	—	Certificate of Designation, Preferences and Rights of the Company’s Series A Redeemable Participating Preferred Stock(24)
10.1	—	Form of Indemnity Agreement by and between the Company and each of its directors(1)
10.2	—	The Company’s Stock Incentive Plan(1)*
10.3	—	Form of Stock Option Agreement under the Company’s Stock Incentive Plan(1)*
10.4	—	Registration Rights Agreement dated as of December 4, 1997 among the Company, Highwood Partners, L.P., and Westgate International, L.P.(1)
10.5	—	Loan Agreement dated December 30, 1998 among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., The CIT Group/Equipment Financing, Inc., as agent, and the other lenders specified therein(6)
10.6	—	Amendment No. 1 to Loan Agreement dated as of January 30, 1999 among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., The CIT Group/Equipment Financing, Inc., as agent, and the other lenders specified therein(5)
10.7	—	Amendment No. 2 to Loan Agreement dated as of May 25, 1999 among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., The CIT Group/Equipment Financing, Inc., as agent, and the other lenders specified therein(5)
10.8	—	Amendment No. 3 to Loan Agreement dated as of November 30, 1999 among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., The CIT Group/Equipment Financing, Inc., as agent, and the other lenders specified therein(5)
10.9	—	Amendment No. 4 to Loan Agreement dated as of January 31, 2000 among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., The CIT Group/Equipment Financing, Inc., as agent, and the other lenders specified therein(5)
10.10	—	Amendment No. 5 to the Loan Agreement dated as of June 30, 2000 among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., The CIT Group/Equipment Financing Inc., as agent, and the other lenders specified therein(3)
10.11	—	Loan Agreement, dated March 26, 2001 between Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc. and Southwest Bank of Texas, N.A.(8)
10.12	—	Loan Agreement dated June 29, 2001, between Horizon Vessels, Inc. and General Electric Capital Corporation(9)
10.13	—	Credit Agreement dated May 10, 2001, among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., Horizon Offshore, Inc. and The CIT Group/Equipment Financing, Inc.(9)
10.14	—	Employment Agreement and Non-Competition Agreement dated June 1, 2001 between the Company and Bill Lam(11)*
10.15	—	Loan Agreement dated June 29, 2001, among Horizon Vessels, Inc., Horizon Offshore, Inc., Horizon Offshore Contractors, Inc. and SouthTrust Bank(11)
10.16	—	Loan Agreement dated August 31, 2001, between Horizon Vessels International Ltd. and GMAC Business Credit, LLC(10)

Exhibit
Number

10.17	—	Loan Agreement dated August 15, 2001, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., HorizEn, L.L.C. and Southwest Bank of Texas, N.A.(10)
10.18	—	First Amendment to Loan Agreement dated as of April 17, 2002 among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc. and Southwest Bank of Texas, N.A., as Agent(12)
10.19	—	First Amendment to EXIM Guaranteed Loan Agreement dated as of April 17, 2002 among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., HorizEn, L.L.C. and Southwest Bank of Texas, N.A., as Agent(12)
10.20	—	Horizon Offshore, Inc. 2002 Stock Incentive Plan(13)*
10.21	—	Fourth Amendment to Loan Agreement dated as of September 30, 2002, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc. and Southwest Bank of Texas, N.A.(14)
10.22	—	Third Amendment to EXIM Guaranteed Loan Agreement dated as of September 30, 2002, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., HorizEn, L.L.C., and Southwest Bank of Texas, N.A.(14)
10.23	—	Fifth Amendment to Loan Agreement dated as of March 6, 2003, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc. and Southwest Bank of Texas, N.A.(15)
10.24	—	Fourth Amendment to EXIM Guaranteed Loan Agreement dated as of March 6, 2003, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., HorizEn, L.L.C., and Southwest Bank of Texas, N.A.(15)
10.25	—	Employment and Non-Competition Agreement dated May 31, 2002 between the Company and J. Louis Frank(15)*
10.26	—	Amended and Restated Employment Agreement dated January 1, 2003 between the Company and James Devine(15)*
10.27	—	Amendment No. 8 to Loan Agreement dated as of May 13, 2003, among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., Horizon Offshore, Inc., The CIT Group/Equipment Financing Inc., as agent, and the other lenders specified therein(16)
10.28	—	Loan Agreement dated June 4, 2003, between Horizon Vessels, Inc., as borrower and Elliott Associates, L.P., as lender(17)
10.29	—	Amendment No. 1 dated as of June 30, 2003 to Loan Agreement dated June 4, 2003, between Horizon Vessels, Inc., as borrower and Elliott Associates, L.P., as lender(17)
10.30	—	Loan Agreement dated June 30, 2003, between Horizon Vessels International, Ltd., as borrower and Boeing Capital Corporation, as lender(17)
10.31	—	Amendment No. 2 dated as of June 30, 2003 to Credit Agreement dated May 10, 2001, among Horizon Vessels, Inc., as borrower, Horizon Offshore Contractors, Inc. and Horizon Offshore, Inc., as guarantors and The CIT Group/Equipment Financing, Inc., as lender(17)
10.32	—	Employment and Non-Competition Agreement dated July 1, 2003 between the Company and David W. Sharp(17)*
10.33	—	Employment and Non-Competition Agreement dated July 1, 2003 between the Company and William B. Gibbens(17)*
10.34	—	Consulting Agreement dated December 4, 2003 between the Company and Edward L. Moses(18)*
10.35	—	Purchase Agreement dated as of March 11, 2004 among Horizon Offshore, Inc., as issuer, Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels International, Ltd., HorizEn L.L.C., ECH Offshore, S. de R.L. de C.V., and HOC Offshore, S. de R.L. de C.V., as guarantors, and the initial purchasers named therein(18)
10.36	—	Amendment No. 1 dated March 11, 2004 to the Registration Rights Agreement dated as of December 4, 1997 among Horizon Offshore, Inc., Highwood Partners, L.P. and Westgate International, L.P.(18)

Exhibit
Number

10.37	—	Registration Rights Agreement dated as of March 11, 2004 among Horizon Offshore, Inc., as issuer, Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels International, Ltd., HorizEn L.L.C., ECH Offshore, S. de R.L. de C.V., and HOC Offshore, S. de R.L. de C.V., as guarantors, and the initial purchasers named therein(18)
10.38	—	Sixth Amendment to Loan Agreement dated as of January 30, 2004, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., and Southwest Bank of Texas, N.A., as agent(18)
10.39	—	Fifth Amendment to EXIM Guaranteed Loan Agreement dated as of January 30, 2004, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., HorizEn, L.L.C. and Southwest Bank of Texas, N.A., as agent(18)
10.40	—	Seventh Amendment to Loan Agreement dated as of March 11, 2004, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., and Southwest Bank of Texas, N.A., as agent(18)
10.41	—	Sixth Amendment to EXIM Guaranteed Loan Agreement dated as of March 11, 2004, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., HorizEn, L.L.C., and Southwest Bank of Texas, N.A., as agent(18)
10.42	—	First Amendment to Loan Agreement dated as of March 10, 2004, among Horizon Vessels International, Ltd. and Boeing Capital Corporation(18)
10.43	—	Amendment No. 9 to Loan Agreement dated as of March 11, 2004, among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., Horizon Offshore, Inc., The CIT Group/Equipment Financing Inc., as agent, and the other lenders specified therein(18)
10.44	—	Loan Agreement dated June 29, 2001, as amended and restated as of March 11, 2004, among Horizon Vessels, Inc., Horizon Offshore, Inc., Horizon Offshore Contractors, Inc. and SouthTrust Bank(18)
10.45	—	Amendment No. 3 dated as of March 11, 2004 to Credit Agreement dated as of May 10, 2001, as amended, among Horizon Vessels, Inc. Horizon Offshore Contractors, Inc., Horizon Offshore, Inc., and The CIT Group/Equipment Financing, Inc., as the lender(18)
10.46	—	First Amendment dated May 1, 2004 to Consulting Agreement between the Company and Edward L. Moses dated December 4, 2003(19)*
10.47	—	Purchase Agreement, dated as of May 27, 2004, among Horizon Offshore, Inc., as issuer, Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels International, Ltd., HorizEn L.L.C., ECH Offshore, S. de R.L. de C.V., and HOC Offshore, S. de R.L. de C.V., as guarantors, and the initial purchasers named therein(22)
10.48	—	Amendment No. 1 and Waiver dated May 27, 2004 to Purchase Agreement, dated as of March 11, 2004, among Horizon Offshore, Inc., and the holders listed on the signature pages thereto(22)
10.49	—	Amendment No. 1 dated September 3, 2004 to Employment and Non-Competition Agreement between the Company and J. Louis Frank Dated May 1, 2002(23)*
10.50	—	Amendment No. 1 dated September 14, 2004 to Employment and Non-Competition Agreement between the Company and Bill J. Lam Dated June 1, 2001(23)*
10.51	—	Amendment No. 1 to May Purchase Agreement, dated as of November 4, 2004, by and among Horizon Offshore, Inc., the guarantors specified therein and the purchasers specified therein(24)
10.52	—	Preferred Stock Purchase Agreement, dated as of November 4, 2004, by and among Horizon Offshore, Inc. and the purchasers specified therein (including the form of warrant certificate and registration rights agreement attached thereto)(24)
10.53	—	Recapitalization Letter Agreement, dated as of October 29, 2004, by and among Horizon Offshore, Inc. and the holders of subordinated notes specified therein(24)
10.54	—	Amendment No. 2, dated as of November 4, 2004, to Employment and Non-Competition Agreement dated May 31, 2002 between the Company and J. Louis Frank, as amended on September 3, 2004(24)*

Exhibit
Number

10.55	—	Seventh Amendment to EXIM Guaranteed Loan Agreement, dated as of November 4, 2004, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., HorizEn, L.L.C., and Southwest Bank of Texas, N.A., as agent, and the other lenders specified therein(24)
10.56	—	Eighth Amendment to Loan Agreement, dated as of November 4, 2004, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., and Southwest Bank of Texas, N.A., as agent, and the other lenders specified therein(24)
10.57	—	Amendment No. 4 to Credit Agreement, dated as of November 4, 2004, to the Credit Agreement, dated as of May 10, 2001, as amended, among Horizon Vessels, Inc., Horizon Contractors, Inc., Horizon Offshore, Inc. and The CIT Group/Equipment Financing, Inc., as the lender(24)
10.58	—	Amendment No. 10 to Loan Agreement, dated as of November 4, 2004, to the Loan Agreement, dated as of December 30, 1998, as amended, among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., Horizon Offshore, Inc., The CIT Group/Equipment Financing, Inc, as agent and for the other lenders specified therein(24)
10.59	—	First Amendment to Amended and Restated Loan Agreement, dated as of November 4, 2004, among Horizon Vessels, Inc., Horizon Offshore, Inc., Horizon Off shore Contractors, Inc. and SouthTrust Bank(24)
10.60	—	Second Amendment to Loan Agreement, dated as of October 29, 2004, among Horizon Vessels International, Ltd. and General Electric Capital Corporation of Tennessee(24)
10.61	—	Second Amendment dated November 8, 2004 to the Consulting between the Company and Edward L. Moses dated December 4, 2003, as amended May 1, 2004(25)*
10.62	—	Amended and Restated Employment Agreement between the Company and George G. Reuter dated July 1, 2003(26)*
10.63	—	Eighth Amendment to EXIM Guaranteed Loan Agreement, dated as of January 20, 2005 among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., HorizEn, L.L.C., and Southwest Bank of Texas, N.A., as agent, and the other lenders specified therein(27)
10.64	—	Ninth Amendment to Loan Agreement, dated as of January 20, 2005, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., and Southwest Bank of Texas, N.A., as agent, and the other lenders specified therein(27)
10.65	—	Ninth Amendment to EXIM Guaranteed Loan Agreement, dated as of February 11, 2005 among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., HorizEn, L.L.C., and Southwest Bank of Texas, N.A., as agent, and the other lenders specified therein(28)
10.66	—	Tenth Amendment to EXIM Guaranteed Loan Agreement, dated as of February 18, 2005 among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., HorizEn, L.L.C., and Southwest Bank of Texas, N.A., as agent, and the other lenders specified therein(29)
14.1	—	Code of Ethics and Business Conduct(18)
16.1	—	Letter Regarding Change in Certifying Accountant dated June 18, 2004(20)
21.1	—	Subsidiaries of the Company(30)
23.1	—	Consent of Grant Thornton LLP(30)
23.2	—	Consent of PricewaterhouseCoopers LLP(30)
31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(30)
31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(30)
32.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(30)
32.2	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(30)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-43965).

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(7)	Incorporated herein by reference to Exhibits 1, 2, 3 and 4 to the Company’s Registration Statement on Form 8-A12B, filed with the Commission on January 18, 2002.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10K-405 for the year ended December 31, 2001.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(13)	Incorporated by reference to Exhibit A to our Definitive Schedule 14A filed on April 8, 2002.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 18, 2004.

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 14, 2004.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 21, 2004.

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 5, 2004.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 8, 2004.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 16, 2004.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 20, 2005.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 10, 2005.

(29)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 18, 2005.

(30)	Filed herewith.

*	Management Contract or Compensatory Plan or Arrangement.