Form 10-K/A
period 2004-12-31
HORIZON OFFSHORE INC
filed 2005-04-28
CIK 1051431

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

     The number of shares of the registrant’s common stock, $1.00 par value per share, outstanding as of April 22, 2005 was 32,323,124.

DOCUMENTS INCORPORATED BY REFERENCE

     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. principal accountant fees and services
SIGNATURE
EXHIBIT INDEX
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

EXPLANATORY NOTE

     We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the Report) to amend and supplement the following items of Part III of the Report to read in their entirety as follows:

PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth, as of April 22, 2005, information about our directors:

			Director	Term
Name	Age	Position	Since	Expires
John T. Mills	57	Chairman of the Board	2002	2005
J. Louis Frank	68	Chairman, Emeritus	2001	2007
Michael R. Latina	32	Director	2000	2005
Harry L. Max, Jr.	68	Director	2004	2005
Charles O. Buckner	60	Director	2003	2006
Edward L. Moses, Jr.	68	Director	1998	2006
Ken R. LeSuer	69	Director	2003	2007
Raymond L. Steele	69	Director	2004	2007

John T. Mills has served as our Chairman of the Board since September 2004. Mr. Mills served as Chief Financial Officer of Marathon Oil Corporation from January 2002 until his retirement in December 2003. From September 1998 until December 2001, Mr. Mills served as Senior Vice President of Finance and Administration of Marathon Oil Corporation. Prior to joining Marathon Oil Corporation, Mr. Mills served as Vice President of Taxes of USX Corporation.

J. Louis Frank served as our Chairman of the Board from June 2002 until September 2004 and currently serves as Chairman, Emeritus of our board of directors. Mr. Frank served as Executive Vice President of Marathon Oil Corporation from January 2001 to June 2001 and held the same position from 1995 to 1998. He served as President of Marathon Ashland Petroleum LLC from 1998 to 2000.

Michael R. Latina has been an independent consultant to the oil and gas industry since July 2001. Previously, he was employed as a portfolio manager of oil and gas investments for Stonington Management Corporation, an affiliate of Elliott Associates, L.P. and Elliott International, L.P., from January 1998 to July 2001. Mr. Latina was employed as an analyst for Stonington Management Corporation from February 1996 to December 1997 and as an investment banker in the Media and Entertainment Group of Bear, Stearns & Co., Inc. from August 1994 to February 1996.

Harry L. Max, Jr. has served as the President of Big Wells Energy Corporation and HMX Investments, Inc. since 1987, each of which are companies owned by him that own and operate oil and gas properties in Texas and Oklahoma. Mr. Max has over 45 years of experience in the oil and gas exploration and production industry.

Charles O. Buckner retired from Ernst & Young LLP in 2002 after 35 years of service in a variety of direct client services and administrative roles, including chairmanship of Ernst & Young’s United States energy practice. Mr. Buckner is a member of the board of directors and chairman of the audit committee of Whittier Energy Corporation.

Edward L. Moses, Jr. has managed his personal investments since April 2001. Previously, Mr. Moses served as President and Chief Executive Officer of Prime Natural Resources, Inc. from January 1998 until

April 2001. Mr. Moses served as Senior Vice President – Engineering and Production of DeepTech International Inc. from 1992 until January 1998 and as a managing director of Deepwater Production Systems, Inc. from August 1993 to January 1998.

Ken R. LeSuer retired in January 1999 as Vice Chairman of Halliburton Company where he was employed for over 40 years. He served as President and Chief Executive Officer of Halliburton Energy Group, Vice President of International Operations, and president of three other operating units.

Raymond L. Steele retired in September 1993 as Executive Vice President of Paceholder Associates, Inc. where he was employed since August 1990. Previously, he was Executive Advisor at the Nickert Group from 1989 to 1990 and Vice President, Trust Officer and Chief Investment Officer of the Provident Bank from 1984 to 1988. He is a member of the board of directors and chairman of the audit committee of Globix Corporation, a member of the board of directors and the audit committee of American BankNote Corporation, a member of the board of directors and chairman of the audit committee of Dynabazaar, Inc., and a member of the board of directors of Dan River Inc. Lloyd I. Miller, a holder of a portion of our outstanding 16% and 18% Subordinated Secured Notes due March 31, 2007 and the beneficial owner of more than 10% of our common stock, designated Mr. Steele for consideration by the nominating and governance committee of our board of directors, which recommended, and our board approved, the nomination of Mr. Steele as a director.

    Listed below are the names, ages and offices held by our executive officers as of April 22, 2005. As disclosed in the Current Report on Form 8‑K that we filed on April 27, 2005, effective on April 30, 2005, Richard A. Sebastiao will resign as our Chief Restructuring Officer and principal executive officer, and David W. Sharp will serve as our President and Chief Executive Officer and Ronald D. Mogel will replace Mr. Sharp as our Chief Financial Officer.

Name	Age	Offices Held
Richard A. Sebastiao	57	Chief Restructuring Officer
David W. Sharp	51	Executive Vice President and Chief Financial Officer
George G. Reuter	49	Executive Vice President and Chief Operating Officer
William B. Gibbens, III	56	Executive Vice President and General Counsel

     Our executive officers are elected by our board of directors, subject to their rights under employment and management consulting agreements.

Richard A. Sebastiao was named Chief Restructuring Officer on August 30, 2004 and serves as our principal executive officer. Mr. Sebastiao has been the President of RAS Management Advisors, Inc., a turnaround and management consulting firm, since 1989. Mr. Sebastiao was named Chief Restructuring Officer pursuant to a management consulting agreement that we entered into with RAS Management Advisors, Inc.

David W. Sharp has served as Executive Vice President and our Chief Financial Officer since December 1997. From October 1996 to November 1997, Mr. Sharp was Vice President — Finance. He held various accounting and finance positions from January 1995 to October 1996 with J. Ray McDermott, S.A., and with OPI International, Inc. from November 1990 to January 1995.

George G. Reuter has served as Executive Vice President and our Chief Operating Officer since December 2004. From July 2003 to December 2004, Mr. Reuter served as Senior Vice President and Group Executive, Projects and Proposals. From November 2000 to July 2003, Mr. Reuter held the positions of Vice President Sales and Marketing and Vice President — North America. Prior to joining Horizon, he held various positions with J. Ray McDermott, S. A. from 1978 to 2000 in operations, estimating and project management with experience in the North Sea, Middle East, Southeast Asia, West Africa and the U.S. Gulf of Mexico.

William B. Gibbens, III has served as Executive Vice President and our General Counsel since July 2003. From August 1999 to June 2003, he was a Vice President and our General Counsel. Prior to being employed by us, Mr. Gibbens was a partner in private practice with various law firms from March 1983 to July 1999 where his practice focused on the offshore energy industry.

Audit Committee and Audit Committee Financial Experts

     Our board of directors has established a separately-designated standing audit committee for the purpose of overseeing our accounting and financial reporting processes and the audits of our financial statements. Messrs. Mills, Buckner, LeSuer and Steele are the members of the audit committee. Our board has determined that Messrs. Mills, Buckner and Steele qualify as audit committee financial experts. All members of the audit committee have been determined to be independent directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% beneficial owners to file with the Securities and Exchange Commission reports of ownership and changes in ownership of our equity securities. During 2004, J. Louis Frank, our former Chairman of the Board, failed to timely file a Form 4 to report the acquisition by him of an option to purchase 20,000 shares of our common stock because of a clerical oversight.

Code of Ethics and Business Conduct

     We have adopted a code of ethics and business conduct that applies to all our directors, officers, employees and representatives. This code is publicly available on our website at http://www.horizonoffshore.com/invest/irhome.asp. Amendments to the code of ethics and business conduct and any grant of a waiver from a provision of the code requiring disclosure under applicable Securities and Exchange Commission rules will be disclosed on our website. These materials may also be requested in print, without charge, by writing to our Investor Relations department at Horizon Offshore, Inc., 2500 CityWest Boulevard, Suite 2200, Houston, Texas, 77042.

Item 11. Executive Compensation

Compensation

     The following table sets forth information about the compensation we paid to or accrued for our Chief Executive Officer and to each of our other executive officers who were serving as executive officers at the end of fiscal year ended December 31, 2004 for services rendered during that fiscal year:

Summary Compensation Table

						Long Term Compensation
		Annual Compensation				Awards		Payouts
							Securities
				Other		Restricted	Underlying
				Annual		Stock	Options/	LTIP	All Other
Name and		Salary	Bonus	Compensation		Awards	SAR's	Payouts	Compensation
Principal Position	Year	($)	($)	($)(1)		($)	(#)	($)	($)(2)
Bill J. Lam	2004	$463,000	$—	$61,121	(4)	—	—	—	$1,957,505	(5)
Former President and	2003	441,000	110,250	67,734	(4)	—	60,000	—	10,231
Chief Executive Officer(3)	2002	420,000	105,000	66,554	(4)	—	150,000	—	10,667

Richard A. Sebastiao	2004	$—	$—	$547,047	(7)	—	—	—	$—
Chief Restructuring Officer(6)	2003	—	—	—		—	—	—	—
	2002	—	—	—		—	—	—	—

						Long Term Compensation
		Annual Compensation				Awards		Payouts
							Securities
				Other		Restricted	Underlying
				Annual		Stock	Options/	LTIP	All Other
Name and		Salary	Bonus	Compensation		Awards	SAR's	Payouts	Compensation
Principal Position	Year	($)	($)	($)(1)		($)	(#)	($)	($)(2)
David W. Sharp	2004	$256,000	$50,000	$—		—	—	—	$10,027
Executive Vice President and	2003	228,000	—	—		—	35,000	—	8,780
Chief Financial Officer	2002	200,000	—	27,543	(8)	—	29,000	—	8,625

George G. Reuter	2004	$236,333	$50,000	$—		—	—	—	$5,582
Executive Vice President and	2003	191,500	—	—		—	17,500	—	5,070
Chief Operating Officer (9)	2002	152,500	—	—		—	7,500	—	4,672

William B. Gibbens, III	2004	$256,000	$50,000	$—		—	—	—	$4,172
Executive Vice President and	2003	240,500	—	—		—	30,000	—	3,370
General Counsel(10)	2002	210,417	—	—		—	33,000	—	2,783

(1)	For years in which no amounts are disclosed in this column, perquisites and other personal benefits paid to such executive officer in that year did not exceed the lesser of $50,000 or 10% of such executive officer’s salary and bonus for that year.

(2)	Comprised of (i) matching contributions to our 401(k) Plan and (ii) premiums that we paid on term life insurance policies that we maintain for these executive officers for which we are not the named beneficiary, in each case as follows:

		401(k) Plan	Life Insurance
Name	Year	Contributions	Premiums
Mr. Lam	2004	$6,500	$7,458
	2003	6,000	4,231
	2002	5,450	5,217

Mr. Sharp	2004	$3,900	$6,127
	2003	3,600	5,180
	2002	3,300	5,325

Mr. Reuter	2004	$4,875	$707
	2003	4,500	570
	2002	4,125	547

Mr. Gibbens	2004	$2,600	$1,572
	2003	2,400	970
	2002	2,200	583

(3)	Mr. Lam served as our Chief Executive Officer until August 30, 2004 and resigned as President on December 15, 2004.

(4)	Of this aggregate amount, $28,800 is attributable to an annual automobile allowance and $25,000 is attributable to an annual financial planning allowance.

(5)	On December 15, 2004, we permitted Mr. Lam to exercise his right to terminate his employment in accordance with his amended employment contract. Subject to the terms and conditions of his amended employment agreement, Mr. Lam is entitled to receive deferred payments of the severance benefits due under his amended employment agreement in the amount of approximately $1.9 million, of which $50,000 was paid in 2004.

(6)	Mr. Sebastiao has served as our Chief Restructuring Officer and principal executive officer since August 30, 2004 pursuant to a management consulting agreement that we entered into with RAS Management Advisors, Inc., of which Mr. Sebastiao is President.

(7)	This amount represents payments to RAS Management Advisors, Inc., pursuant to the management consulting agreement that we entered into with it for services performed by Mr. Sebastiao as our Chief Restructuring Officer and principal executive officer and other agents of RAS Management Advisors, Inc.

(8)	Of this aggregate amount, $21,000 is attributable to an annual automobile allowance.

(9)	Mr. Reuter became an executive officer on December 15, 2004.

(10)	Mr. Gibbens became an executive officer on July 1, 2003.

Aggregate Options

The following table shows all outstanding stock options held by each of our executive officers as of December 31, 2004. None of these stock options was in-the-money as of December 31, 2004. None of our executive officers exercised stock options in 2004.

Options at December 31, 2004

Number of securities underlying
unexercised options/SARs
at December 31, 2004 (#)
Exercisable/
Name	Unexercisable
Bill J. Lam	360,000 / --
Richard A. Sebastiao	-- / --
David W. Sharp	144,666/23,334
George G. Reuter	43,333/11,667
William B. Gibbens, III	68,000/20,000

Director Compensation

     In 2004, each member of our board of directors who was not one of our employees received an annual retainer of $30,000 plus $5,000 for serving on a committee of the board. The chairman of each of our standing board committees received an additional $5,000 per year for his service. We reimburse all directors for reasonable out of pocket expenses incurred in attending board and committee meetings, and each board member receives $1,500 for each board meeting attended.

     Under our Amended and Restated 2002 Stock Incentive Plan (the Plan), each person who becomes a non-employee director also receives options to buy 10,000 shares of common stock at an exercise price equal to the fair market value of our common stock on the date such person becomes a director. In addition, in each year during which a sufficient number of shares are available under the Plan, on the day following each annual meeting of stockholders, each non-employee director receives options to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of our common stock on such date. Each stock option will become fully exercisable on the first anniversary of its grant and will expire ten years from the date of grant, unless the non-employee director ceases to be a director. In that case, the former director must exercise all options that are exercisable at the time of termination within one year from the date of termination of board service, provided, however, that if he or she left the board as a result of retirement (at age 65 or later or having completed five or more years of service on the board), he or she must exercise all stock options within ten years from the date of termination of board service. Notwithstanding these provisions, however, no stock options may be exercised later than ten years after the date of grant.

Executive Employment Agreements

     We have entered into employment agreements with all of our current executive officers, except for RAS Management Advisors, Inc. with which we entered into a management consulting agreement pursuant to which Richard A. Sebastiao serves as our Chief Restructuring Officer and principal executive officer. All such contracts contain agreements of the executive officers to refrain from using or disclosing confidential information. Each agreement with our executive officers, except for RAS Management Advisors, Inc., contains an agreement of the executive officer to refrain from competing with us in specified geographic areas during the officer’s employment and for one year after the termination of such officer’s employment. We may terminate each of the executive officer’s employment at any time for cause or for breach of the employment agreement.

     On June 1, 2001, we entered into an employment agreement with Bill J. Lam, our former President and Chief Executive Officer, that provided for an initial term of employment expiring on May 31, 2004. His employment term automatically extended for an additional year each May 31, unless on or before the preceding May 15, he provided us with written notice of his intent not to extend the term. On September 14, 2004, we amended Mr. Lam’s employment agreement in connection with the engagement of RAS Management Advisors, Inc. for Richard A. Sebastiao to serve as our Chief Restructuring Officer and principal executive officer. Mr. Lam agreed to serve as our President and not immediately exercise his right to terminate his employment for at least 120 days following the date of engagement of RAS Management Advisors, Inc. We, however, were permitted to terminate his employment at any time after 30 days of the engagement of RAS Management Advisors, Inc. We agreed to pay Mr. Lam additional severance benefits for agreeing not to terminate his employment with the Company immediately and defer payment of a portion of the severance benefits due under his employment agreement. On December 15, 2004, we permitted Mr. Lam to exercise his right to terminate his employment with the Company in accordance with his employment contract within the 120 day period described above. As a result of the termination of his employment, Mr. Lam is entitled to receive deferred payments of the severance benefits due under his amended employment agreement in the amount of approximately $1.9 million. The amended employment agreement requires us to pay monthly installments of $100,000 commencing on the date of termination and until the severance amount is paid in full. However, upon consummation of a consensual exchange of all or a portion of our 16% and 18% Subordinated Secured Notes into our common stock prior to such time, we are required to pay the remaining balance within 90 days from the date of the consummation of the exchange transaction.

     On April 1, 2001 we entered into an employment agreement with Mr. Sharp that we amended on July 1, 2003 to provide for a term of employment expiring on July 1, 2006 and an annual base salary of $256,000. If Mr. Sharp terminates the agreement after a public announcement of certain defined change in control events, he is entitled to: (i) a lump sum payment equal to two times his annual base salary at the time of termination; (ii) a lump sum payment equal to the difference between the option exercise price of any unvested options held by him and the market value of our common stock on the date of termination; and (iii) continued participation in benefits plans and continued receipt of any perquisites he is receiving on the date of termination for a period of two years. In the event payments or benefits to Mr. Sharp are subject to excise tax imposed by Section 4999 of the Internal Revenue Code, we will pay to Mr. Sharp an additional amount so that the net amount retained by him after deduction of any excise tax, together with any interest or penalties, shall be equal to the value of such payments or benefits.

     On July 1, 2003, we entered into an employment agreement with Mr. Reuter that provides for a term of employment expiring on July 1, 2006 and an annual base salary of $218,000. If Mr. Reuter terminates the agreement after a public announcement of certain defined change in control events, he is entitled to: (i) a lump sum payment equal to two times his annual base salary at the time of termination; (ii) a lump sum payment equal to the difference between the option exercise price of any unvested options held by him and the market value of our common stock on the date of termination; and (iii) continued participation in benefits plans and continued receipt of any perquisites he is receiving on the date of termination for a period of two years. In the event payments or benefits to Mr. Reuter are subject to excise tax imposed by Section 4999 of the Internal Revenue Code, we will pay to Mr. Reuter an additional amount so that the net amount retained by him after deduction of any excise tax, together with any interest or penalties, shall be equal to the value of such payments or benefits. On December 15, 2004, Mr. Reuter was named as Executive Vice President and Chief Operating Officer, and his annual base salary was increased to $275,000.

     On July 1, 2003, we entered into an employment agreement with Mr. Gibbens that provides for a term of employment expiring on July 1, 2006 and an annual base salary of $256,000. If Mr. Gibbens terminates the agreement after a public announcement of certain defined change in control events, he is entitled to: (i) a lump sum payment equal to two times his annual base salary at the time of termination; (ii) a lump sum payment equal to the difference between the option exercise price of any unvested options held by him and the market value of our common stock on the date of termination; and (iii) continued participation in benefits plans and continued receipt of any perquisites he is receiving on the date of termination for a period of two years. In the event payments or benefits to Mr. Gibbens are subject to excise tax imposed by Section 4999 of the Internal Revenue Code, we will pay to Mr. Gibbens an additional amount so that the net amount retained by him after deduction of any excise tax, together with any interest or penalties, shall be equal to the value of such payments or benefits.

     On August 27, 2004, we entered into a management consulting agreement with RAS Management Advisors, Inc. pursuant to which Richard A. Sebastiao, President of RAS Management Advisors, Inc., serves as our Chief Restructuring Officer and principal executive officer on behalf of RAS Management Advisors, Inc. During 2004, we paid $547,047 to RAS Management Advisors, Inc. for services provided under this agreement.

Compensation Committee Interlocks and Insider Participation

     The members of the compensation committee are Messrs. Mills, LeSuer and Buckner. No member of the compensation committee of our board of directors served as an officer or employee of our company or any of our subsidiaries prior to or while serving on the compensation committee. In 2004, none of our executive officers served as a director or member of the compensation committee of another entity, any of whose executive officers served on our board of directors or on our compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan

     See Item 5. for our equity compensation plan information.

Common Stock Ownership of Principal Stockholders

     The following table provides you with information, as of April 22, 2005, regarding beneficial ownership of our common stock of each stockholder that we know to be the beneficial owner of more than 5% of our outstanding common stock, determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise indicated, all information set forth in the following table is based on the most recent information filed by such stockholder with the Securities and Exchange Commission and the shares are held with sole voting and investment power. As of April 22, 2005, we had 32,323,124 shares of common stock outstanding.

			Percent
	No. of		of
Name and Address of Beneficial Owner	Shares		Class
Dimensional Fund Advisors Inc. (1) 1299 Ocean Avenue 11th Floor Santa Monica, CA 90401	1,768,061		5.5%

Falcon Mezzanine Investments, LLC (2) 60 Kendrick Street Needham, MA 02494	7,280,339.63	(3)	7.9	%(4)

B. Riley & Co., Inc. (5) 11100 Santa Monica Blvd. Suite 800 Los Angeles, CA 90024	5,801,115.12	(3)	6.3	%(4)

Elliott Associates, L.P. (6) 712 Fifth Avenue 36th Floor New York, NY 10019	23,943,774.1	(3)	25.9	%(4)

Lloyd I. Miller, III (7) 4550 Gordon Drive Naples, Fl 34102	12,746,961	(3)	13.8	%(4)

(1)	In its Schedule 13G/A, Dimensional Fund Advisors Inc. reported it has sole voting power and disclaims beneficial ownership with respect to all reported shares.

(2)	In its Schedule 13D, Falcon Mezzanine Investments, LLC reported it has shared voting and dispositive power with respect to all reported shares with Falcon Mezzanine Partners, LP, of which Falcon Mezzanine Investments, LLC is the general partner, and Falcon Investment Advisors, LLC, which manages Falcon Mezzanine Partners, LP. Falcon Mezzanine Investments, LLC is a wholly-owned subsidiary of Falcon Partners Holdings, LLC, which is controlled by Mr. Sandeep D. Alva.

(3)	The beneficial owner has the right to acquire these shares within 60 days pursuant to the recapitalization letter agreement, dated as of March 31, 2005, that we entered into with all of the holders of our 16% and 18% Subordinated Secured Notes and Series A Redeemable Participating Preferred Stock (Series A Preferred Stock). Pursuant to this recapitalization letter agreement, we agreed to issue these shares of common stock to the beneficial owner in exchange for a portion of the holder’s 16% and 18% Subordinated Secured Notes and shares of the Series A Preferred Stock and additional consideration described in the recapitalization letter agreement. We expect to complete this exchange transaction in May 2005.

(4)	This percentage is calculated assuming that the 60,000,000 shares of our common stock that we are required to issue pursuant to the recapitalization letter agreement are outstanding as required by Rule 13d-3 under the Securities Exchange Act of 1934.

(5)	In its Schedule 13D, B. Riley & Co., Inc. reported it has shared voting and dispositive power with respect to 5,771,271.54 of these shares with SACC Partners, LP, B. Riley & Co. Retirement Trust, Riley Investment Management LLC and Bryant R. Riley and Carleen Riley and that Richard Riley has sole voting and dispositive power with respect to 29,843.58 of these shares. Bryant R. Riley is the manager and sole owner of Riley Investment Management LLC, which is the investment advisor to and general partner of SACC Partners, LP.

(6)	In its Schedule 13D, Elliott Associates, L.P. reported it has sole voting and dispositive power with respect to 14,301,771.9 of these shares and shared voting and dispositive power with respect to 9,636,002.2 of these shares with Elliott International, L.P. and Elliott International Capital Advisors, Inc. Paul E. Singer and an entity controlled by him are the general partners of Elliott Associates, L.P., and an entity controlled by Mr. Singer is the general partner of Elliott International, L.P.

(7)	In his Schedule 13G, Lloyd I. Miller, III reported he has sole voting power with respect to 10,748,813 of these shares as an individual, a manager of a limited liability company that is the general partner of certain limited partnerships, the trustee to a grantor retained annuity trust, the trustee to certain generation skipping trusts and the custodian to an account set up under the Florida Uniform Gift to Minors Act; shared voting power with respect to 1,998,148 of these shares as an investment advisor to the trustee of a certain family trust; sole dispositive power with respect to 10,649,127 of these shares as an individual, a manager of a limited liability company that is the general partner of certain limited partnerships, the trustee to certain generation skipping trusts and the custodian to an account set up under the Florida Uniform Gift to Minors Act; and shared dispositive power with respect to 2,097,834 of these shares as an investment advisor to the trustee of a certain family trust and the trustee to a grantor retained annuity trust.

Common Stock Ownership of Management

     The following table provides you with information, as of April 22, 2005 regarding beneficial ownership of our common stock of each of our directors and named executive officers and all of our directors and current executive officers as a group. All information set forth in the following table is based on the most recent information filed by such officer or director with the Securities and Exchange Commission. All shares are held with sole voting and investment power.

		No. of Shares
		Acquirable
	No. of	Through	Percent of
Name of Beneficial Owner(1)	Shares(2)	Stock Options	Class
Bill J. Lam (former executive)	—	360,000	1.1%
Richard A. Sebastiao	—	—	*
David W. Sharp	10,000	156,332	*
George G. Reuter	—	46,666	*
William B. Gibbens, III	3,000	78,000	*
John T. Mills	55,000	10,000	*
J. Louis Frank	35,000	49,998	*
Michael R. Latina	—	25,000	*
Harry L. Max, Jr.	—	10,000	*
Charles O. Buckner	—	10,000	*

		No. of Shares
		Acquirable
	No. of	Through	Percent of
Name of Beneficial Owner(1)	Shares(2)	Stock Options	Class
Edward L. Moses, Jr.	—	85,000	*
Ken R. LeSuer	10,000	15,000	*
Raymond L. Steele	—	—	*
All current executive officers and directors as a group (12 persons)	113,000	485,996	1.9%

*	Less than 1%

(1)	The address for the directors and executive officers is 2500 CityWest Boulevard, Suite 2200, Houston, Texas 77042.

(2)	Excludes shares subject to options that will be exercisable by June 21, 2005, which shares are set forth separately in the next column.

Change of Control

     On March 31, 2005, we entered into a recapitalization letter agreement with the holders of all of our 16% and 18% Subordinated Secured Notes pursuant to which these holders agreed to exchange approximately $85 million aggregate principal amount of 16% and 18% Subordinated Secured Notes and all of the outstanding shares of our Series A Preferred Stock for 1,000,000 shares of Series B Mandatorily Convertible Redeemable Preferred Stock (Series B Preferred Stock) and 60,000,000 shares of our common stock which will give these entities 95% of the common stock ownership of the company. We expect to complete this exchange transaction in May 2005, which will result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions

     In August 1998, we entered into a master services agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates, L.P. and Elliott International, L.P. (the Elliott Companies) to charter certain marine vessels from Odyssea. During the 2004 fiscal year, Odyssea billed us $10.3 million and we paid Odyssea $7.9 million for services rendered under the agreement. As of December 31, 2004, we owed Odyssea $3.5 million for services rendered.

     During 2004, we paid Odyssea approximately $8.1 million for materials it purchased on our behalf for use on a project with Pemex offshore Mexico, which Odyssea made approximately $400,000 profit on this transaction.

     In June 2003, we secured a $15.0 million term loan due June 30, 2004 from Elliott Associates, L.P. All amounts of principal and interest under this loan were repaid in March 2004 with a portion of the proceeds received from our issuance of the 16% Subordinated Secured Notes. During 2004, we issued 16% Subordinated Secured Notes and 18% Subordinated Secured Notes in a series of private placements. In these private placements, we issued 16% Subordinated Secured Notes and 18% Subordinated Secured Notes to the Elliott Companies, B. Riley & Co., Inc. and its affiliates, Falcon Mezzanine Investments, LLC and its affiliates and Lloyd I. Miller and his affiliates, each of which are 5% beneficial owners of our common stock, as follows (in millions):

			Amount Purchased By
		Total		B. Riley &	Falcon Mezzanine
		Amount	Elliott	Co., Inc.	Investments, LLC	Lloyd I. Miller
Date	Notes	Issued	Companies	and affiliates	and affiliates	and affiliates
March 11, 2004	16% Subordinated Notes	$65.4	$15.0	$5.25	$17.85	$10.5
May 27, 2004	16% Subordinated Notes	$3.4	$0.8	$0.3	$1.0	$0.6
May 27, 2004	18% Subordinated Notes	$18.75	$5.3	$2.3	$4.7	$4.8
September 17, 2004	18% Subordinated Notes	$5.3	$1.6	$0.7	$1.4	$1.4
November 4, 2004	18% Subordinated Notes	$9.625	$3.3	$1.4	$1.9	$3.0

     On December 4, 1997, we entered into a registration rights agreement with the Elliott Companies pursuant to which they had limited rights to require us to register under the Securities Act of 1933 (the Securities Act) shares of our common stock owned by them. We amended this registration rights agreement in connection with the March 2004 private placement of our $65.4 million aggregate principal amount of 16% Subordinated Secured Notes and warrants to purchase shares of our common stock (the Warrants) to permit us to enter into a registration rights agreement with the purchasers of the Warrants. Under this registration rights agreement with the Warrant purchasers, the purchasers of the Warrants required us to file a registration statement under the Securities Act registering all of the common stock issuable to them upon exercise of their Warrants for resale. In addition, the Elliott Companies requested that we register all of the shares of our common stock held by them for resale. As a result, on April 8, 2004, we filed a registration statement under the Securities Act registering all of the shares of common stock held by the Elliott Companies and shares of common stock issuable upon exercise of the Warrants. Since that time, all of these shares of common stock have been sold pursuant to the registration statement.

     On May 31, 2002, we entered into an employment agreement with J. Louis Frank, our prior Chairman of the Board and current Chairman, Emeritus, which has a term expiring on May 31, 2005 that will automatically extend for an additional year unless Mr. Frank notifies us by May 15 of his intent not to extend such term. The term shall not extend beyond May 31, 2006, unless otherwise agreed to in writing by both Mr. Frank and us. On September 3, 2004, in connection with Mr. Frank’s resignation as Chairman of the Board, we amended his employment agreement to accommodate him serving as Chairman, Emeritus. Mr. Frank will continue to serve on our board of directors with a term expiring in 2007. The agreement provides for an annual base salary of $200,000. In addition, upon execution of the agreement, Mr. Frank received an option, which vests annually in three equal increments, to purchase 20,000 shares of our common stock, and each year during the term of his employment agreement receives an additional option, which vests annually in three equal installments, to purchase 20,000 shares of our common stock. The agreement also provides Mr. Frank with an annual bonus to be determined by our board of directors of not less than 20% of his annual base salary and an annual automobile allowance of $24,000.

     On November 8, 2004, we amended our consulting agreement with Edward L. Moses, Jr., one of our directors, to serve as a liaison with the senior management of Pemex on the collection of our contractual claims against Pemex. We paid Mr. Moses an aggregate of $355,000 under his consulting agreement, which has expired. Mr. Moses continues to serve on our board of directors.

Item 14. Principal Accountant Fees and Services

     PricewaterhouseCoopers LLP (PwC) was engaged as our independent accountants for the fiscal year ending December 31, 2003. On June 11, 2004, PwC resigned as our independent registered public accounting firm. On July 14, 2004, we engaged Grant Thornton LLP (Grant Thornton) to serve as our independent registered public accounting firm for 2004. The following table lists the aggregate fees and costs billed by PwC and Grant Thornton to us for the 2003 and 2004 services identified below:

	Amount Billed
	2003		2004
Audit Fees	$328,100	(1)	$718,181	(2)
Audit-Related Fees	—		74,000	(3)
Tax Fees (4)	—		—
All Other Fees (4)	—		—

Total	$328,100		$792,181

(1)	This amount is for fees billed by PwC for audit services in connection with its review of our interim financial statements during 2003 and our fiscal year 2003 year-end audit.

(2)	Of this aggregate amount, $50,510 is attributable to fees billed by PwC for services in connection with its review of our interim financial statements for the first quarter of 2004. The balance of such amount is attributable to fees billed by Grant Thornton for audit services in connection with its review of our interim financial statements for the second and third quarters of fiscal year 2004 and the fiscal 2004 year-end audit.

(3)	Of this aggregate amount, $50,000 is attributable to fees billed by PwC for services in connection with its review of our internal controls. The remaining amount of $24,000 is for fees billed by Grant Thornton for services in connection with their audit of our December 31, 2003 401(k) plan in 2004.

(4)	For the fiscal years 2003 and 2004, PwC and Grant Thornton did not provide us with any tax services or other services.

Audit Committee Pre-Approval Policy

     All of the services performed by the independent registered public accounting firms in 2004 were pre-approved by the audit committee of our board of directors. Any requests for audit, audit-related, tax and other services must be submitted to the audit committee for specific pre-approval. Normally, pre-approval is considered at regularly scheduled meetings.

SIGNATURE

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

HORIZON OFFSHORE, INC.

	By:	/s/ David W. Sharp

David W. Sharp
Executive Vice President and
Chief Financial Officer

April 28, 2005

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

10.67	—	Financing Agreement, dated as of March 31, 2005, by and among Horizon Offshore, Inc., Horizon Offshore Contractors, Inc., and Horizon Vessels, Inc., as borrowers, the guarantors specified therein, Manchester Securities Corp., as agent, and the other lenders specified therein. (31)

10.68	—	Recapitalization Letter Agreement, dated as of March 31, 2005, by and among Horizon Offshore, Inc. and the holders of subordinated notes specified therein. (31)

10.69	—	Amendment No. 11 to Loan Agreement, dated as of March 31, 2005, to the Loan Agreement, dated as of December 30, 1998, as amended, among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., Horizon Offshore, Inc., The CIT Group/Equipment Financing, Inc, as agent and for the other lenders specified therein. (31)

10.70	—	Second Amendment to Amended and Restated Loan Agreement, dated as of March 31, 2005, among Horizon Vessels, Inc., Horizon Offshore, Inc., Horizon Offshore Contractors, Inc. and Wachovia Bank, National Association (as successor by merger to SouthTrust Bank). (31)

10.71	—	Third Amendment to Loan Agreement, dated as of March 31, 2005, among Horizon Vessels International, Ltd. and General Electric Capital Corporation of Tennessee. (31)

10.72	—	Amendment No. 1, dated as of March 31, 2005, to that certain Rights Agreement dated January 11, 2002, by and between Horizon Offshore, Inc. and Mellon Investor Services, LLC., as Rights Agent. (31)

14.1	—	Code of Ethics and Business Conduct(18)

16.1	—	Letter Regarding Change in Certifying Accountant dated June 18, 2004(20)

21.1	—	Subsidiaries of the Company(30)

31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(32)

31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(32)

32.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(32)

32.2	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(32)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-43965).

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(7)	Incorporated herein by reference to Exhibits 1, 2, 3 and 4 to the Company’s Registration Statement on Form 8-A12B, filed with the Commission on January 18, 2002.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10K-405 for the year ended December 31, 2001.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(13)	Incorporated by reference to Exhibit A to our Definitive Schedule 14A filed on April 8, 2002.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 18, 2004.

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 14, 2004.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 21, 2004.

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 5, 2004.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 8, 2004.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 16, 2004.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 20, 2005.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 10, 2005.

(29)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 18, 2005.

(30)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(31)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 5, 2005.

(32)	Filed herewith.

* Management Contract or Compensatory Plan or Arrangement.