Form 10-Q
period 2005-03-31
HORIZON OFFSHORE INC
filed 2005-05-10
CIK 1051431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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
(713) 361-2600
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     Yes ☑          No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes     Yes ☑          No ☐
     The number of shares of the registrant’s common stock, $1.00 par value per share, outstanding as of April 29, 2005 was 32,323,124.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except
	share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,290	$37,975
Restricted cash	5,700	—
Accounts receivable —
Contract receivables, net	37,624	81,861
Costs in excess of billings, net	28,886	24,058
Other	248	346
Other current assets	2,848	5,079
Assets held for sale	8,632	8,632

Total current assets	91,228	157,951
PROPERTY AND EQUIPMENT, net	196,748	198,804
RESTRICTED CASH	9,247	9,247
INVENTORY	1,004	1,415
INSURANCE RECEIVABLE	9,416	9,255
OTHER ASSETS	30,005	26,671

	$337,648	$403,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,420	$35,267
Accrued liabilities	8,611	9,181
Accrued job costs	21,259	31,152
Billings in excess of costs	6,740	9,900
Current maturities of long-term debt	48,690	42,243
Current taxes payable	1,629	1,186

Total current liabilities	110,349	128,929
LONG-TERM DEBT, net of current maturities	45,664	81,379
SUBORDINATED NOTES, net of discount	92,193	88,968
OTHER LIABILITIES	1,174	1,311
PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION	1,271	416

Total liabilities	250,651	301,003
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par value, 5,000,000 shares authorized, 1,400 mandatorily redeemable shares issued and outstanding, respectively	—	—
Common stock, $1 par value, 100,000,000 shares authorized, 32,573,882 and 32,583,882 shares issued, respectively	21,867	21,877
Subscriptions receivable	—	(42)
Additional paid-in capital	190,901	191,759
Accumulated deficit	(124,127)	(108,654)
Treasury stock, 250,757 and 396,458 shares, respectively	(1,644)	(2,600)

Total stockholders’ equity	86,997	102,340

	$337,648	$403,343

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
	(In thousands, except share
	and per share data)
CONTRACT REVENUES	$37,346	$42,483
COST OF CONTRACT REVENUES	34,750	42,607

Gross profit (loss)	2,596	(124)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,568	5,841

Operating loss	(2,972)	(5,965)
OTHER:
Interest expense	(10,314)	(3,737)
Interest income	38	14
Loss on debt extinguishment	(1,263)	(165)
Other income (expense), net	(57)	(58)

NET LOSS BEFORE INCOME TAXES	(14,568)	(9,911)
INCOME TAX PROVISION	905	787

NET LOSS	$(15,473)	$(10,698)

EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED:
Net loss per share — basic and diluted	$(0.48)	$(0.40)

WEIGHTED AVERAGE SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
BASIC AND DILUTED	32,219,204	26,542,622
The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,473)	$(10,698)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities —
Depreciation and amortization	3,643	4,042
Loss on sale of assets	1	—
Paid in-kind interest on subordinated notes	4,239	610
Amortization of subordinated debt discount recorded as interest expense	1,963	266
Amortization of deferred loan fees recorded as interest expense	1,035	344
Adjustment of mandatorily redeemable preferred stock charged to interest expense	855	—
Expense recognized for issuance of treasury stock for 401(k) plan contributions	98	110
Loss on debt extinguishment	1,263	165
Changes in operating assets and liabilities —
Restricted cash	(5,700)	(5,335)
Accounts receivable	44,174	5,943
Costs in excess of billings	(4,828)	(2,761)
Billings in excess of costs	(3,160)	11,189
Inventory	411	4
Other assets	(330)	(1,453)
Accounts payable	(11,847)	3,936
Accrued and other liabilities	(3,001)	139
Accrued job costs	(9,893)	(16,910)
Current taxes payable	443	228

Net cash provided by (used in) operating activities	3,893	(10,181)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and additions to property and equipment	(418)	(2,050)
Proceeds from sale of assets	1	—

Net cash used in investing activities	(417)	(2,050)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term debt	(1,969)	(2,409)
Borrowings on revolving credit facilities	—	6,650
Payments on revolving credit facilities	(27,299)	(34,400)
Proceeds from issuance of subordinated notes	—	28,305
Proceeds from issuance of subordinated notes allocable to warrants	—	16,593
Principal payments on subordinated notes	(3,481)	—
Deferred loan fees	(1,444)	(1,470)
Stock option and warrant transactions and other	32	6

Net cash (used in) provided by financing activities	(34,161)	13,275

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,685)	1,044
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,975	10,115

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,290	$11,159

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,286	$2,831
Cash paid for income taxes, net of refunds received	$433	$559
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures for property and equipment included in accrued liabilities	$2,647	$2,450
Repayment of debt with proceeds of subordinated notes and additional term debt	$—	$15,000
Payment of deferred loan fees and warrant issuance costs with proceeds of subordinated notes	$—	$5,502
The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation
      Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (references to Horizon, company, we or us are intended to refer to Horizon Offshore, Inc. and its subsidiaries) provide marine construction services for the offshore oil and gas and other energy related industries domestically in the U.S. Gulf of Mexico, and internationally in Latin America, Southeast Asia, West Africa and the Mediterranean. These services generally consist of laying, burying or repairing marine pipelines for the transportation of oil and gas; providing hook-up and commissioning services; and installing and salvaging production platforms and other marine structures. Substantially all of our projects are performed on a fixed-price basis or a combination of a fixed-price and day-rate basis in the case of extra work to be performed under the contract. From time to time, we also perform projects on a day-rate or cost-reimbursement basis. The accompanying consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles, assuming Horizon continues as a going concern, which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business, and are unaudited. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2005, the statements of operations for the three months ended March 31, 2005 and 2004, and the statements of cash flows for the three months ended March 31, 2005 and 2004. Although management believes the unaudited interim disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the SEC). The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2005. The consolidated interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2004 Annual Report on Form 10-K.

Status of Horizon
      On March 31, 2005, we implemented the first step of our previously announced recapitalization plan with the holders of our 16% Subordinated Secured Notes due March 31, 2007 (the 16% Subordinated Notes) and 18% Subordinated Secured Notes due March 31, 2007 (the 18% Subordinated Notes). The first step consisted of closing two senior secured term loans (the Senior Credit Facilities) of $30 million and $40 million with holders and affiliates of holders of our 16% and 18% Subordinated Notes (collectively, the Subordinated Notes) on March 31, 2005. We received net proceeds of $44.2 million from the Senior Credit Facilities on April 1, 2005 after repayment of the $25.8 million outstanding, including $0.2 million of accrued interest, under our revolving credit facility with The CIT Group/ Equipment Financing, Inc. (the CIT Group). We also used the proceeds to pay closing costs and will use the balance from this financing transaction to provide working capital to support our operations and for other general corporate purposes.
      The second step of our recapitalization plan consists of a debt for equity exchange. In order to implement this exchange, we entered into a letter agreement dated March 31, 2005 (the Recapitalization Agreement) with the holders of all of our Subordinated Notes that contemplates that we will use our best efforts to close the exchange transaction. Pursuant to the Recapitalization Agreement, the Subordinated Note holders agreed to exchange approximately $85 million aggregate principal amount of Subordinated Notes, and any accrued interest due thereon, and all of the outstanding shares of our Series A Redeemable Participating Preferred Stock (the Series A Preferred Stock) for one million shares of a new series of Series B Mandatorily Convertible Redeemable Preferred Stock (the Series B Preferred Stock) and 60 million shares of our common stock. We expect to complete this exchange transaction in May 2005, which will result in a change of

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
control of our company. The Series B Preferred Stock has a liquidation preference of $40 million and each share is convertible into shares of our common stock such that the common stock and Series B Preferred Stock issued in the debt for equity exchange on an “as converted” basis will be equivalent to 95% of our aggregate outstanding common stock after giving effect to the exchange transaction. This equity will also be issued in consideration of the Subordinated Note holders consenting to the financing transaction and release of all of the collateral securing the Subordinated Notes, amending the terms of the $25 million of Subordinated Notes that will remain outstanding after the exchange transaction to extend their maturity to March 2010 and reduce their interest rate to 8% per annum payable in-kind, and if applicable, participating in the financing transaction as a lender.
      In order to be able to issue common stock and the Series B Preferred Stock as required by the Recapitalization Agreement without the lengthy delay associated with obtaining stockholder approval required under the Nasdaq Marketplace Rules, we delisted our shares of common stock from the Nasdaq National Market, effective as of the close of business on April 1, 2005. In connection with the financing transaction, we also amended our CIT Group term loan to, among other things, extend the $15 million payment due in December 2005 until March 2006 and accelerate the maturity date of the loan from June 2006 to March 2006. See Note 5.

Significant Customers
      We have domestic and international operations in one industry segment, the marine construction services industry for offshore oil and gas companies and energy companies. We currently operate in five geographic segments. See Note 8 for geographic information. Customers accounting for more than 10% of consolidated revenues for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months
	Ended
	March 31,

Customer	2005	2004

Customer A	29%	—%
Customer B	23%	—%
Customer C	13%	11%
Customer D	10%	11%
Customer E	—%	26%
Customer F	—%	13%
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

Concentration of Credit Risk
      Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We control our exposure to credit risk associated with these instruments by placing our financial interests with credit-worthy financial institutions and performing services for national oil companies, major and independent oil and gas companies, energy companies and their affiliates. The concentration of customers in the energy industry may impact our overall credit exposure, either positively or negatively, since these customers may be similarly affected by changes in economic or other conditions. As of March 31, 2005 and December 31, 2004, three and four customers accounted for 64% and

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
77% of total billed and unbilled receivables, respectively. No other single customer accounted for more than 10% of accounts receivable as of March 31, 2005 and December 31, 2004.

Principles of Consolidation
      The consolidated financial statements include the accounts of Horizon and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Interest Expense
      Included in interest expense are charges related to cost of capital and other financing charges related to our outstanding debt; amortization of deferred loan fees over the term of the respective debt; amortization of debt discount related to our Subordinated Notes over their term; paid in-kind interest on our Subordinated Notes; and recognition of the change in the fair value from the previous reporting date of the Series A Preferred Stock, which is subject to mandatory redemption.

Accounts Receivable
      As of March 31, 2005 and December 31, 2004, the allowance for doubtful contract receivables was $0 and $5.7 million, and the allowance for doubtful costs in excess of billings was $33.1 million and $33.1 million, respectively. There were no reserves for claims and receivables recorded during the three months ended March 31, 2005, and $5.7 million of receivables were written-off against the allowances for doubtful accounts for the three months ended March 31, 2005. There were no reserves for claims and receivables and no receivables written-off against the allowances for doubtful accounts for the three months ended March 31, 2004.

Other Assets
      Other assets consist of the following (in thousands):

	March 31,	December 31,
	2005	2004

Capitalized dry-dock costs	$20,613	$17,007
Prepaid loan fees	8,199	8,548
Deposits	294	294
Other	899	822

	$30,005	$26,671

      Dry-dock costs are direct costs associated with scheduled major maintenance on our marine construction vessels. Costs incurred in connection with dry-dockings are capitalized and amortized over the five-year cycle to the next scheduled dry-docking. We incurred and capitalized dry-dock costs of $4.9 million and $3.0 million for the three months ended March 31, 2005 and 2004, respectively. The significant dry-dock costs capitalized for the three months ended March 31, 2005 relate primarily to the costs incurred due to the special periodical survey — hull performed on the Sea Horizon and the Pacific Horizon that was required by the American Bureau of Shipping for these vessels to maintain their class certification.
      Loan fees paid in connection with new loan facilities are deferred and amortized over the term of the respective loans. The amortization of the deferred loan fees is recorded as interest expense in the accompanying consolidated statements of operations. In connection with closing the loans under the Senior Credit Facilities on March 31, 2005, we incurred and capitalized $3.0 million in closing fees. As of December 31, 2004, we incurred and capitalized loan fees of $10.7 million in connection with the issuance of

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Subordinated Notes in 2004. During the first quarter of 2005, we wrote-off $759,000 of the unamortized portion of deferred loan fees for the 18% Subordinated Notes related to the prepayment of those notes with the $3.5 million of proceeds collected from Petróleos Mexicanos (Pemex), which is included in loss on debt extinguishment in the accompanying consolidated statements of operations for the three months ended March 31, 2005. We expect to write-off the remaining unamortized portion of deferred loan fees for the Subordinated Notes of approximately $5.5 million during the second quarter of 2005 following the exchange of approximately $85 million aggregate principal amount of these notes for equity in the exchange transaction contemplated in the Recapitalization Agreement.
      Deposits consist of security deposits on office leases as of March 31, 2005 and December 31, 2004.

Inventory
      Inventory consists of production platforms and other marine structures received from time to time as partial consideration from salvage projects performed in the U.S. Gulf of Mexico. These structures are held for resale. During the three months ended March 31, 2005, we sold a structure for net proceeds of $0.6 million and recognized a $164,000 gain on the sale of inventory, which is included in gross profit. There were no significant sales of inventory during the three months ended March 31, 2004.

Restricted Cash
      Current restricted cash of $5.7 million represents the net settlement amount that we received from Iroquois that is being held in escrow as collateral for the Subordinated Notes, which amount will be released to us upon the closing of the exchange transaction contemplated in the Recapitalization Agreement. We expect this exchange transaction to occur in May 2005. When released, these funds will be used to meet our working capital needs.
      Long-term restricted cash of $9.2 million represents $9.1 million cash used to secure a letter of credit under the Israel Electric Corporation (IEC) contract plus interest received. Twenty-five percent of the amounts restricted under the IEC letter of credit will be released after the satisfactory completion of the IEC project, which completion is estimated to be in the third quarter of 2005. Upon our satisfactory completion of warranty work, if any, or expiration of the warranty period without discovery of any defective work, the restriction on the remaining funds will be released 60 days after the end of the eighteen-month warranty period, or if there is a defect, twenty-four months after the completion of the warranty work. The cash securing the $9.1 million letter of credit collateralizes the Senior Credit Facilities. Restricted cash is not considered as cash or cash equivalents for purposes of the accompanying consolidated balance sheets and statements of cash flows.

Stock-Based Compensation
      At March 31, 2005, we had two stock-based compensation plans. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”, we have elected to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net loss for the three months ended March 31, 2005 and 2004 because no options were granted during the first three months of 2005 and all options granted in 2004 under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For stock-based compensation grants to non-employees, we recognize as compensation expense the fair market value of such grants as calculated pursuant to SFAS No. 123, amortized ratably over the lesser of the vesting period of the respective option or the individual’s expected service period. In December 2004, the Financial Accounting Standards Board

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)), which mandates expense recognition for stock options and other types of equity-based compensation based on the fair value of the options at the grant date. We will begin to recognize compensation expense for stock options in the first quarter of 2006, as discussed in Note 1 under “Recent Accounting Pronouncements.” The following table illustrates the effect on net loss and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data).

	Three Months Ended
	March 31,

	2005	2004

Net loss, as reported	$(15,473)	$(10,698)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(135)	(406)

Pro forma net loss	$(15,608)	$(11,104)

	Three Months Ended
	March 31,

	2005	2004

Earnings (loss) per share:
Basic and Diluted — as reported	$(0.48)	$(0.40)

Basic and Diluted — pro forma	$(0.48)	$(0.42)

      To determine pro forma information for the three months ended March 31, 2004 (there were no option grants during the first quarter of 2005) as if we had accounted for the employee stock options under the fair-value method as defined by SFAS No. 123, we used the Black-Scholes method, assuming no dividends, as well as the weighted average assumptions included in the following table:

Three Months Ended
March 31, 2004

Expected option life (in years)	7
Expected volatility	76.7%
Risk-free interest rate	3.52%

Income Taxes
      For the three months ended March 31, 2005 and 2004, a valuation allowance of $5.2 million and $4.0 million, respectively, was charged as income tax expense against the net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income. Our valuation allowance as of March 31, 2005 is approximately $48.0 million. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, which would materially impact our financial position and results of operations.
      Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carryforwards against its post-change of control income may be limited. We believe that the exchange transaction contemplated by the Recapitalization Agreement will cause us to undergo an ownership change under the Internal Revenue Code.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Therefore, we believe that we will be limited in our ability to use our net operating loss carryforwards, which may have the effect of reducing our after-tax cash flow.
      The exchange transaction contemplated by the Recapitalization Agreement could result in us realizing cancellation of debt (COD) income for federal income tax purposes if the fair market value of the common stock and the Series B Preferred Stock and the issue price of the remaining Subordinated Notes is less than the adjusted issue price of the Subordinated Notes exchanged therefore. We are still in the process of determining whether, and to what extent, we may realize COD income from the exchange transaction for federal income tax purposes. If we were to realize COD income from the exchange transaction, we believe that any such COD income would be included in our calculation of taxable income for federal income tax purposes. We intend to minimize any income tax payable as a result of any COD income by offsetting the income with our net operating loss carryforwards that are determined to be available under Section 382 of the Internal Revenue Code.

Reclassifications
      Prior period amounts under the captions loss on debt extinguishment, accounts receivable and other assets in the consolidated statement of cash flows have been reclassified to conform to the presentation shown in the consolidated financial statements for the three months ended March 31, 2005. These reclassifications for the first quarter of 2004 had no effect on net income (loss) or total stockholders’ equity and relate to amounts all within cash provided by (used in) operating activities.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123(R), which amends SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R), requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. The SEC adopted a new rule on April 14, 2005 that amends the compliance date for SFAS No. 123(R) to be implemented as of the beginning of our next fiscal year, January 1, 2006.
      We currently plan to adopt SFAS No. 123(R) on January 1, 2006 using the modified prospective method. This change in accounting is not expected to materially impact our financial position. However, because we currently account for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. If we had applied the fair value criteria established by SFAS No. 123(R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying the fair value method under SFAS No. 123, which was an increase to net loss of approximately $0.1 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively. The impact of applying SFAS No. 123 to previous stock option grants is further summarized above under “Stock Based Compensation”. We currently expect the recognition of compensation expense for stock options issued and outstanding at March 31, 2005 to reduce our 2006 net income by approximately $0.05 million.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Property and Equipment
      Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2005	2004

Barges, vessels, and related equipment	$222,147	$222,036
Land and buildings	19,642	19,642
Machinery and equipment	245	245
Office furniture and equipment	6,257	6,232
Leasehold improvements	4,221	4,213

	252,512	252,368
Less — accumulated depreciation	(55,764)	(53,564)

Property and equipment, net	$196,748	$198,804

      During the three months ended March 31, 2005, we incurred $0.1 million of capital expenditures primarily related to improvements on the Sea Horizon, which is expected to mobilize and begin work on the West Africa Pipeline in August 2005.
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
      Depreciation on our other fixed assets is provided using the straight-line method based on the following estimated useful lives:

Buildings	15 years
Machinery and equipment	8-15 years
Office furniture and equipment	3-5 years
Leasehold improvements	3-10 years
      Depreciation expense is included in the following expense accounts (in thousands):

	Three Months Ended
	March 31,

	2005	2004

Cost of contract revenues	$1,871	$2,562
Selling, general and administrative expenses	330	367

	$2,201	$2,929

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Stockholders’ Equity

Earnings Per Share
      Earnings per share data for all periods presented have been computed pursuant to SFAS No. 128, “Earnings Per Share” that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2005, we had outstanding options covering an aggregate of 2,944,929 shares of common stock, of which 2,593,386 shares were exercisable. Excluded from the computation of diluted EPS for the three months ended March 31, 2005 and 2004 are options to purchase 2,944,929 and 4,732,956 shares of common stock at a weighted average price of $7.10 and $7.35 per share, respectively, as they would be anti-dilutive.

Warrants
      In connection with the issuance of our 16% Subordinated Notes in March 2004, we issued to holders of those notes warrants to purchase an aggregate of 5,283,300 shares of our common stock at an exercise price of $1.00 per share. All of these warrants were exercised as of December 31, 2004. Holders paid the initial exercise price of $0.99 per share upon issuance of the warrants and the remaining $0.01 of the per share exercise price upon exercise of the warrants. The fair value of the warrants was initially recorded as a discount totaling approximately $17.3 million. Upon the completion of the exchange transaction, which we expect to occur in May 2005, approximately $11.0 million related to the unamortized portion of the initial $17.3 million discount will be charged to loss on debt extinguishment.

Mandatorily Redeemable Preferred Stock
      Pursuant to SFAS No. 150, we are required to classify the outstanding shares of Series A Preferred Stock as a liability due to their mandatory redemption feature. Because the amount to be paid upon redemption varies and is based on conditions that are currently not determinable, the Series A Preferred Stock is subsequently measured at the amount of cash that would be paid under the specified conditions as if redemption occurred at each reporting date. The change in the fair value of the Series A Preferred Stock from the previous reporting date resulted in a $0.9 million increase in the liability, which increased interest expense. The current fair value of the Series A Preferred Stock is $1.3 million and is reflected as a long-term liability in our consolidated balance sheet as of March 31, 2005. The 1,400 shares of Series A Preferred Stock will be canceled after they are exchanged in the exchange transaction contemplated in the Recapitalization Agreement that is expected to occur in May 2005.

Stockholders’ Rights Plan
      On January 11, 2001, our board of directors adopted a stockholders’ rights plan. In connection with the plan, the board of directors approved the authorization of 100,000 shares of $1.00 par value per share, designated as the Series A Participating Cumulative Preferred Stock. Under the plan, preferred stock purchase rights were distributed as a dividend at a rate of one right for each share of our common stock held as of record as of the close of business on January 11, 2001. Additional rights will be issued in respect of all shares of common stock issued while the rights plan is in effect. Each right entitles holders of common stock to buy a fraction of a share of the Series A Participating Cumulative Preferred Stock at an exercise price of $50. The rights will become exercisable and detach from the common stock, only if a person or group acquires 20% or more of our outstanding common stock, or announces a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 20% or more of our outstanding common stock. Once exercisable, each right will entitle the holder (other than the acquiring person) to acquire common stock with

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a value of twice the exercise price of the rights. We will generally be able to redeem the rights at $.001 per right at any time until the close of business on the tenth day after the rights become exercisable. The rights will expire on January 11, 2011, unless redeemed or exchanged at an earlier date. In connection with the execution of the Recapitalization Agreement, we amended the stockholders’ rights plan to ensure that the exchange transaction did not cause the rights to be exercisable under the stockholders’ rights plan.

Treasury Stock
      As of March 31, 2005, treasury stock consisted of 250,757 shares at a cost of $1.6 million, following the issuance of 145,701 shares for the Company’s 401(k) contributions in the first quarter of 2005. Treasury stock is stated at the average cost basis.

4.	Related Party Transactions
      In August 1998, we entered into a master services agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates, L.P. and Elliott International L.P. (collectively, the Elliott Companies), to charter certain marine vessels from Odyssea. The Elliott Companies are holders of our Subordinated Notes and the beneficial owners of more than 5% of our common stock as a result of the Recapitalization Agreement. As of March 31, 2005, we owed Odyssea $3.2 million for charter services compared to $1.5 million at March 31, 2004. Odyssea billed Horizon and Horizon paid Odyssea for services rendered under the agreement as follows (in millions).

	Three Months
	Ended
	March 31,

	2005	2004

Amount billed to Horizon	$1.0	$2.2
Amount paid to Odyssea	$1.3	$1.8
      On March 31, 2005, we closed the loans under the Senior Credit Facilities of $30 million and $40 million with Manchester Securities Corp., an affiliate of Elliott Associates, L.P. and under common management with Elliott International, L.P., and other holders or affiliates of holders of our Subordinated Notes and beneficial owners of our common stock. In addition to being a lender, Manchester Securities Corp. serves as agent for the other lenders under the Senior Credit Facilities. See Note 5 for details of this financing transaction.
      In June 2003, we secured a $15.0 million term loan due June 30, 2004 from Elliott Associates, L.P. All amounts of principal and interest under this loan were repaid in March 2004 with a portion of the proceeds received from our issuance of the 16% Subordinated Secured Notes. During 2004, we issued 16% Subordinated Notes and 18% Subordinated Notes in a series of private placements. In these private placements, we issued Subordinated Notes to the Elliott Companies, B. Riley & Co., Inc. and its affiliates, Falcon Mezzanine Investments, LLC and its affiliates and Lloyd I. Miller and his affiliates, each of which are 5% beneficial owners of our common stock, as follows (in millions):

			Amount Purchased By

		Total		B. Riley &	Falcon Mezzanine
		Amount	Elliott	Co., Inc.	Investments, LLC	Lloyd I. Miller	Other
Date	Notes	Issued	Companies	and affiliates	and affiliates	and affiliates	Purchasers

March 11, 2004	16% Subordinated Notes	$65.4	$15.0	$5.25	$17.85	$10.5	$16.8
May 27, 2004	16% Subordinated Notes	$3.4	$0.8	$0.3	$1.0	$0.6	$0.7
May 27, 2004	18% Subordinated Notes	$18.75	$5.3	$2.3	$4.7	$4.8	$1.65
September 17, 2004	18% Subordinated Notes	$5.3	$1.6	$0.7	$1.4	$1.4	$0.2
November 4, 2004	18% Subordinated Notes	$9.625	$3.3	$1.4	$1.9	$3.0	$0.025

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Debt
      At March 31, 2005, we had approximately $204.3 million face value of total outstanding debt, excluding debt discount of $17.8 million. Of the $186.5 million of outstanding net debt reflected in the accompanying consolidated balance sheet at March 31, 2005, $25.6 million represents borrowings on our revolving credit facility agented by CIT Group, $68.7 million represents outstanding balances on seven term-debt facilities and $92.2 million represents the outstanding balance on our Subordinated Notes, net of $17.8 million debt discount. The total face value of outstanding debt at March 31, 2005 represents an approximate decrease of $28.5 million from December 31, 2004, primarily due to the repayment of our revolving credit facilities with Southwest Bank of Texas, N.A. that were repaid in February 2005. At March 31, 2005, $48.7 million of our debt is classified as current because it matures within the next twelve months or the asset securing the indebtedness is classified as current. Interest rates vary from the one-month commercial paper rate plus 2.45% to 18%, and our average interest rate at March 31, 2005, including amortization of the debt discount on our Subordinated Notes, was 15.7%. Our term-debt borrowings currently require approximately $0.9 million in total monthly principal payments.
      On March 31, 2005, we closed the loans under the Senior Credit Facilities of $30 million and $40 million to refinance our debt maturing in 2005 and provide additional financing to meet our working capital needs. We received proceeds of $44.2 million in this financing transaction, net of $25.8 million, including accrued interest of $0.2 million, that was used to repay our CIT Group revolving credit facility. We also used a portion of the proceeds to make a $2.0 million prepayment on our CIT Group term loan and pay $3.0 million of closing costs and fees. We will use the balance of the proceeds from the financing transaction to provide working capital to support operations and for other general corporate purposes. In connection with this financing transaction, we entered into the Recapitalization Agreement dated March 31, 2005 with holders of all of the Subordinated Notes pursuant to which these holders will exchange approximately $85 million aggregate principal amount of the Subordinated Notes, and any accrued interest thereon, for equity. We expect to complete the exchange transaction in May 2005.
      The $30 million senior secured term loan bears interest at 15% per annum, payable monthly 10% in cash and 5% paid in-kind, requires a monthly principal payment of $500,000 beginning July 2005 and matures on March 31, 2007. The $40 million senior secured term loan bears interest at 10% per annum, payable monthly 8% in cash and 2% paid in-kind, and matures on March 31, 2007. We paid a $1.4 million closing fee in connection with the Senior Credit Facilities, which is included in the $3.0 million of closing costs and fees. Upon an event of default under the Senior Credit Facilities, the interest rate on each loan increases 2%, payable in cash on demand. In addition to interest, a loan servicing fee of 0.5% based upon the aggregate unpaid principal balance of the Senior Credit Facilities is payable quarterly in cash.
      The Senior Credit Facilities are collateralized by the pledge of our equity interests in our subsidiaries that are loan parties to the financing agreement, our accounts receivable, first or second mortgages on all of our vessels, second liens on our Port Arthur, Texas and Sabine, Texas marine facilities, the cash securing the letter of credit under our contract with IEC, the outstanding claims and receivables from Pemex and Williams Oil Gathering LLC, and our future assets. The $30 million senior secured term loan is repaid from the collateral securing the Senior Credit Facilities in priority to the $40 million senior secured term loan. The holders of the Subordinated Notes agreed to release the collateral that secured the Subordinated Notes in favor of the lenders under the Senior Credit Facilities.
      The Senior Credit Facilities have covenants that, among other things, subject to a few limited exceptions, require us to grant the lenders a security interest in any property we acquire and restrict our ability to issue additional capital stock, create additional liens, incur additional indebtedness, enter into affiliate transactions, dispose of assets, make any investments, pay dividends, make payments and settle our Pemex claims without the consent of the lenders. The Senior Credit Facilities also have the same financial covenants as our existing

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
credit facilities, which were amended in connection with this financing transaction. In addition, any events of default under the Senior Credit Facilities could result in acceleration of our indebtedness.
      In connection with closing the financing transaction, we amended all of the loan agreements with our senior lenders. We amended the loan agreement governing our term loan agented by CIT Group to extend the $15 million payment due in December 2005 to March 2006 and accelerate the maturity date of the loan from June 2006 until March 2006. Under this amended loan agreement, we also increased the interest rate to LIBOR plus 6% and are required to make monthly principal payments of $500,000 beginning in April 2005 with the principal balance due on March 31, 2006 and pay a closing fee equal to 1.5% of the outstanding principal term loan balance. In addition to maintaining all of their existing collateral, the CIT Group term loan lenders also obtained second or third liens on the assets collateralizing our Senior Credit Facilities. We also amended all of our loan agreements with our senior lenders to amend a financial covenant. In addition, all of our senior lenders consented to the financing transaction.
      The face value of our total obligation under our Subordinated Notes at March 31, 2005 was $110.0 million, including $15.5 million interest paid in-kind and excluding debt discount of $17.8 million. The Subordinated Notes are subordinate and junior to our existing senior secured debt in all respects. We have classified all of our Subordinated Notes as long-term debt at March 31, 2005 because the Subordinated Note holders released all of the collateral securing the Subordinated Notes in favor of the lenders under the Senior Credit Facilities.
      All of our assets are pledged as collateral to secure our indebtedness. Our loans are collateralized by mortgages on all of our vessels and property and by accounts receivable and claims. Our loans contain customary default and cross-default provisions and some require us to maintain financial ratios at quarterly determination dates. The loan agreements also contain covenants that restrict our ability to issue additional capital stock, create additional liens, incur additional indebtedness, enter into affiliate transactions, dispose of assets, make any investments, pay dividends, make payments and settle our Pemex claims without the lender consent. The Subordinated Notes also have covenants that restrict our ability to enter into any other agreements that would prohibit us from prepaying the Subordinated Notes from the proceeds of an equity offering, entering into certain affiliate transactions, incurring additional indebtedness other than refinancing our existing term and revolving debt, and disposing of assets other than in the ordinary course of business, and our subsidiaries from making certain payments. If we consummate the exchange transaction contemplated by the Recapitalization Agreement, the covenants contained in the Subordinated Note purchase agreement will be amended. At March 31, 2005, we were in compliance with all the financial covenants required by our credit facilities. Following the closing of the financing transaction on March 31, 2005, our credit facilities require:

•	a ratio of current assets to current liabilities, as defined in our loan agreements, of 1.10 to 1 for the period ending March 31, 2005 (actual was 1.26 at March 31, 2005), and each period thereafter, each computed by excluding our revolving credit facilities and balloon payments from current liabilities;

•	a fixed charge coverage ratio, as defined in our loan agreements, of 1.33 to 1 for the nine-month period ending March 31, 2005, (actual was 1.44 to 1 at March 31, 2005), and 1.33 to 1 for each period thereafter on a rolling four quarter basis;

•	a tangible net worth, as defined in our loan agreements, in an amount not less than the sum of $110 million plus 75% of our consolidated net income for each fiscal quarter which has been completed as of the date of calculation, commencing with the fiscal quarter ending March 31, 2004 plus 90% of the net proceeds of any common stock or other equity issued after December 31, 2003 (actual was $133 million at March 31, 2005); and

•	the sum of our net income before gains and losses on sales of assets (to the extent such gains and losses are included in earnings), plus interest expense, plus tax expense and plus depreciation and

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization, as defined in our loan agreements, to be positive (actual was positive $0.9 million for the three months ended March 31, 2005).
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

6.	Loss on Debt Extinguishment
      The $1.3 million loss on debt extinguishment for the three months ended March 31, 2005 relates to the write-off of $759,000 of the unamortized portion of deferred loan fees and $504,000 of the unamortized portion of the debt discount for the 18% Subordinated Notes related to the prepayment of those notes with the $3.5 million of proceeds collected as a portion of the Pemex EPC 64 claim. Loss on debt extinguishment for the three months ended March 31, 2004 relates to the write-off of deferred loan fees of $165,000 for the early payment of our $15.0 million term loan with Elliott Associates, L.P. during the first quarter of 2004 in connection with the issuance of the 16% Subordinated Notes.

7.	Severance Charges
      Through December 31, 2004, we have incurred severance charges related to the severance benefits under employment agreements with former senior employees. There were no additional severance charges for the three months ended March 31, 2005. A rollforward of the severance and restructuring liability for the three months ended March 31, 2005 is presented in the table that follows (in thousands).

Balance, December 31, 2004	$2,198
Severance and restructuring expense	—
Payments	(351)

Balance, March 31, 2005	$1,847

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Geographic Information
      Horizon operates in a single industry segment, the marine construction services industry. Geographic information relating to Horizon’s operations follows (in millions):

	Three Months Ended
	March 31,

	2005	2004

Revenues:
Domestic	$12.3	$21.2
Latin America	0.3	5.3
West Africa	8.5	11.0
Southeast Asia/ Mediterranean	16.2	5.0
Other	—	—

Total	$37.3	$42.5

Gross Profit:
Domestic	$(1.2)	$(0.9)
Latin America	(1.4)	(1.1)
West Africa	0.9	1.0
Southeast Asia/ Mediterranean	4.3	0.9
Other	—	—

Total	$2.6	$(0.1)

	As of

	March 31,	December 31,
	2005	2004

Property and Equipment(1):
Domestic	$118.2	$119.9
Latin America	0.1	0.1
West Africa	18.7	18.8
Southeast Asia/Mediterranean	59.7	60.0

Total	$196.7	$198.8

(1)	Property and equipment includes vessels, property and related marine equipment. Amounts reflect the location of the assets at March 31, 2005 and December 31, 2004. Equipment location changes as necessary to meet working requirements. Other identifiable assets include inventory and other long-term assets, and are primarily located in the domestic region.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Cautionary Statements” included in our 2004 Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ from those expressed or implied by the forward-looking statements.
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
Overview
      For the past three years and the three months ended March 31, 2005, we have experienced operating and net losses due to the reduced levels of work on the U.S. continental shelf in the Gulf of Mexico, competitive market conditions in the U.S. Gulf of Mexico and low utilization of vessels, which have negatively impacted our liquidity. Our contract and backlog levels have not been sufficient to provide funds to support our operating costs due to the highly competitive industry and weak market in the shallow water depths of the U.S. Gulf of Mexico. Our liquidity has also been impacted by our inability to collect outstanding receivables and claims from Petróleos Mexicanos (Pemex) and Williams Oil Gathering LLC (Williams). In order to meet our liquidity needs during the past three years, we have incurred a substantial amount of debt. During 2004, we issued an aggregate of $113.7 million, including paid in-kind interest, face value of 16% Subordinated Secured Notes due March 31, 2007 (the 16% Subordinated Notes) and 18% Subordinated Secured Notes due March 31, 2007 (the 18% Subordinated Notes) in order to meet our immediate liquidity needs. In addition, during the first quarter of 2005, we issued $4.2 million face value of Subordinated Notes for paid-in kind interest. Due to our inability to repay our substantial debt maturing in 2005 and immediate need for working capital financing necessary to continue our operations, we proceeded to implement our previously announced recapitalization plan with the holders of our 16% and 18% Subordinated Notes (collectively, the Subordinated Notes) in two steps.
      The first step consisted of closing two senior secured term loans (the Senior Credit Facilities) of $30 million and $40 million with holders and affiliates of holders of our Subordinated Notes. On March 31, 2005, we closed the loans under the Senior Credit Facilities and received net proceeds of $44.2 million on April 1, 2005, after repayment of the $25.8 million outstanding, including $0.2 million of accrued interest, under our revolving credit facility with The CIT Group/ Equipment Financing, Inc. (the CIT Group). The second step of our recapitalization plan consists of a debt for equity exchange. In order to implement this exchange transaction, we entered into a letter agreement dated March 31, 2005 (the Recapitalization Agreement) with the holders of all of our Subordinated Notes that contemplates that we will use our best efforts to close the exchange transaction. Pursuant to the Recapitalization Agreement, the Subordinated Note holders agreed to exchange approximately $85 million aggregate principal amount of Subordinated Notes, and any accrued interest due thereon, and all of the outstanding shares of our Series A Redeemable Participating Preferred Stock (the Series A Preferred Stock) for one million shares of a new series of Series B Mandatorily Convertible Redeemable Preferred Stock (the Series B Preferred Stock) and 60 million shares of our common stock. We expect to complete this exchange transaction in May 2005, which will result in a change of control of our company. Additionally, the issuance of common stock and the Series B Preferred Stock pursuant to the Recapitalization Agreement will result in significant dilution to our stockholders. Accordingly, any investment in our common stock will continue to be highly speculative. It is of critical importance that we complete the exchange transaction to improve our financial position. In order to be able to issue common stock and the Series B Preferred Stock as required by the Recapitalization Agreement without the lengthy delay associated with obtaining stockholder approval required under the Nasdaq Marketplace Rules, we delisted our shares of common stock from the Nasdaq National Market, effective as of the close of business on April 1, 2005. Our common stock is currently trading over-the-counter. As a result, an investor may find it difficult to sell or obtain quotations as to the price of our common stock. Delisting could also adversely affect investors’ perception, which could lead to further declines in the market price of our common stock. See “Liquidity and Capital Resources — Indebtedness” under this item for detailed discussion of this financing transaction and the Recapitalization Agreement.
      We had an operating loss for the quarter ended March 31, 2005 of $(3.0) million. Gross profit was $2.6 million (7.0% of contract revenues of $37.3 million) for the first quarter of 2005. The demand for offshore construction services depends largely on the condition of the oil and gas industry and, in particular, the level of capital expenditures by oil and gas companies for developmental construction. Despite the increasing energy prices over the last several years, capital expenditures by oil and gas companies operating on the U.S. continental shelf in the Gulf of Mexico remained at reduced levels due to the higher costs and economics of drilling new wells in a mature area. Oil and gas companies are looking to new prospects in international areas where the return on capital expenditures is potentially greater due to the larger, long-lived reservoirs and lower operating costs. The resulting competitive market conditions in response to lower levels of developmental construction have decreased our vessel utilization and profit margins in the U.S. Gulf of Mexico and offshore Mexico and adversely affected our revenues and profitability. In general, our profit margins for marine construction have declined over the past five years.

      In December 2004, we signed a contract with West Africa Gas Pipeline Company Limited (WAPCo) for the installation of the West Africa Gas Pipeline. WAPCo is a consortium of Chevron Texaco, Shell Overseas Holding, Ltd., Nigerian National Petroleum Corporation and Takoradi Power Company Limited of Ghana. The Sea Horizon will mobilize and is expected to begin work on this project in August 2005 to install approximately 360 miles of 20” diameter pipeline and 10 miles of 18” diameter pipeline. The Brazos Horizon is expected to begin work on this project in October 2005 to install four near shore sections of pipeline ranging from 8” diameter to 20” diameter and to complete approximately 22 miles of 8” diameter to 10” diameter lateral pipeline. During the first quarter of 2005, we began work and billed WAPCo for the milestones completed under the contract, including procedural developments and executing subcontract agreements for the initial phases of the project. Work under the contract is expected to be substantially complete in October 2006.
      The timing and collection of progress payments, our ability to negotiate payment terms with our trade payable creditors and large subcontractors, our ability to secure additional projects and our ability to stay on budget and meet our cash flows for our projects is of critical importance to provide sufficient liquidity for operations. As of May 6, 2005, our backlog totaled approximately $203 million compared to our backlog at April 30, 2004 of approximately $180 million. Of the total backlog as of May 6, 2005, approximately $26 million is not expected to be earned until after March 31, 2006.
Critical Accounting Policies and Estimates
      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We must apply significant, subjective and complex estimates and judgments in this process. Among the factors, but not fully inclusive of all factors, that may be considered by management in these processes are: the range of accounting policies permitted by accounting principles generally accepted in the United States; management’s understanding of our business; expected rates of business and operational change; sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. Among the most subjective judgments employed in the preparation of these financial statements are: estimates of expected costs to complete construction projects; the collectibility of contract receivables and claims; the fair value of salvage inventory; the depreciable lives of and future cash flows to be provided by our equipment and long-lived assets; the expected timing of the sale of assets; the amortization period of maintenance and repairs for dry-docking activity; estimates for the number and related costs of insurance claims for medical care and Jones Act obligations; judgments regarding the outcomes of pending and potential litigation and certain judgments regarding the nature of income and expenditures for tax purposes. We review all significant estimates on a recurring basis and record the effect of any necessary adjustments prior to publication of our financial statements. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date.
      We consider certain accounting policies to be critical policies due to the significant judgments, subjective and complex estimation processes and uncertainties involved for each in the preparation of our consolidated financial statements. We believe the following represent our critical accounting policies. We have discussed our critical accounting policies and estimates, together with any changes thereto, with the audit committee of our board of directors.

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

Other Assets
      Other assets consist principally of capitalized dry-dock costs, prepaid loan fees and deposits. Dry-dock costs are direct costs associated with scheduled major maintenance on our marine vessels and are capitalized and amortized over a five-year cycle. Loan fees paid in connection with new loan facilities are deferred and amortized over the term of the respective loans. The amortization of the deferred loan fees is recorded as interest expense in the accompanying consolidated statements of operations. Deposits consist of security deposits on office leases as of March 31, 2005 and December 31, 2004.

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

Stock-Based Compensation
      At December 31, 2004, we had two stock-based compensation plans. Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”, we have elected to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net loss for the three months ended March 31, 2005 and 2004 because no options were granted during the first three months of 2005 and all options granted in 2004 under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For stock-based compensation grants to non-employees, we recognize as compensation expense the fair market value of such grants as calculated pursuant to SFAS No. 123, amortized ratably over the lesser of the vesting period of the respective option or the individual’s expected service period. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)), which mandates expense recognition for stock options and other types of equity-based compensation based on the fair value of the options at the grant date. We will begin to recognize compensation expense for stock options in the first quarter of 2006.

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
      Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carryforwards against its post-change of control income may be limited. We believe that the exchange transaction contemplated by the Recapitalization Agreement will cause us to undergo an ownership change under the Internal Revenue Code. Therefore, we believe that we will be limited in our ability to use our net operating loss carryforwards, which may have the effect of reducing our after-tax cash flow.
      The exchange transaction contemplated by the Recapitalization Agreement could result in us realizing cancellation of debt (COD) income for federal income tax purposes if the fair market value of the common stock and the Series B Preferred Stock and the issue price of the remaining Subordinated Notes is less than the adjusted issue price of the Subordinated Notes exchanged therefore. We are still in the process of determining whether, and to what extent, we may realize COD income from the exchange transaction for federal income tax purposes. If we were to realize COD income from the exchange transaction, we believe that any such COD income would be included in our calculation of taxable income for federal income tax purposes. We intend to minimize any income tax payable as a result of any COD income by offsetting the income with our net operating loss carryforwards that are determined to be available under Section 382 of the Internal Revenue Code.

Results of Operations
      Information relating to Horizon’s operations follows (in millions):

	Three Months Ended
	March 31,

	2005	2004

Revenues:
Domestic — U.S. Gulf of Mexico	$12.3	$17.9
Domestic — Other	—	3.3
Latin America	0.3	5.3
West Africa	8.5	11.0
Southeast Asia/Mediterranean	16.2	5.0
Other	—	—

Total	$37.3	$42.5

Gross Profit:
Domestic — U.S. Gulf of Mexico	$(1.2)	$(1.9)
Domestic — Other	—	1.0
Latin America	(1.4)	(1.1)
West Africa	0.9	1.0
Southeast Asia/Mediterranean	4.3	0.9
Other	—	—

Total	$2.6	$(0.1)

Quarter Ended March 31, 2005 Compared to the Quarter Ended March 31, 2004
      Contract Revenues. Contract revenues were $37.3 million for the quarter ended March 31, 2005, compared to $42.5 million for the quarter ended March 31, 2004. The decline in revenues is primarily attributable to a decrease in pricing of services for marine construction and continuing low levels of vessel utilization on the U.S. continental shelf of the Gulf of Mexico due to the highly competitive market. The decline in revenues is also a result of not performing additional projects in Mexico after completion of a major project for Pemex during 2004, offset by the revenues generated from our Israel Electric Corporation (IEC) project in the Mediterranean.
      Gross Profit. Gross profit was $2.6 million (7.0% of contract revenues) for the quarter ended March 31, 2005, compared to a $(0.1) million loss for the first quarter of 2004. Execution of major projects in West Africa, Southeast Asia and the Mediterranean during the first quarter of 2005 improved gross profit compared to the same period last year. Our Domestic and Latin American operations generated losses as we did not have the level of contract activity and associated revenues to support our operating cost structure in those geographic areas during this period. In addition, Domestic gross profit was negative as a result of the continuing low levels of vessel utilization due to competitive market conditions on the U.S. continental shelf of the Gulf of Mexico.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.6 million (14.9% of contract revenues) for the three months ended March 31, 2005, compared with $5.8 million (13.7% of contract revenues) for the first quarter of 2004. Although selling, general and administrative expenses did not significantly change in total from the same period last year, we incurred additional expenses related to the audit of our internal controls pursuant to Section 404 of the Sarbanes-Oxley Act, offset by decreased expenses related to a reduction of our workforce that occurred during the second half of 2004.

      Interest Expense. Interest expense was $10.3 million for the three months ended March 31, 2005 and $3.7 million for the same period last year. Our total outstanding debt was $186.5 million at March 31, 2005, compared to $191.7 million at March 31, 2004. Interest expense increased significantly due to higher interest rates on outstanding debt balances and other finance costs associated with the repayment of debt during the first quarter of 2005. Cash paid for interest was $2.3 million, and interest paid in-kind was $4.2 million. Interest expense also increased due to the amortization of the debt discount of $1.9 million associated with the Subordinated Notes issued in March, May, September and November of 2004 and amortization of $1.0 million for prepaid loan fees. The change in the fair value of the Series A Preferred Stock from the previous reporting date resulted in a $0.9 million increase in the liability, which increased interest expense for the three months ended March 31, 2005.
      Interest Income. Interest income on cash investments for the three months ended March 31, 2005 was $38,000 compared to $14,000 for the three months ended March 31, 2004. Cash investments consist of interest bearing demand deposits.
      Loss on Debt Extinguishment. Loss on debt extinguishment was $1.3 million including the write-off of $759,000 of the unamortized portion of deferred loan fees and $504,000 of the unamortized portion of the debt discount for the 18% Subordinated Notes related to the prepayment of those notes with the $3.5 million of proceeds collected as a portion of the Pemex EPC 64 claim. Loss on debt extinguishment was $165,000 for the early payment during the first quarter of 2004 of our $15.0 million term loan with Elliott Associates. In March 2004, we issued $65.4 million of 16% Subordinated Notes and used a portion of the proceeds to repay our outstanding loan with Elliott Associates. Elliott Associates purchased $15.0 million aggregate principal amount of the 16% Subordinated Notes.
      Other Income (Expense), Net. Other income (expense) for the quarter ended March 31, 2005 primarily consisted of approximately $59,000 of foreign currency loss due to activity in Mexico denominated in Mexican pesos and a decline of the U.S. dollar compared to the Mexican peso. Other income (expense) for the quarter ended March 31, 2004 primarily consisted of approximately $72,000 of foreign currency loss due to activity in West Africa denominated in Nigerian naira and a decline of the U.S. dollar compared to the Nigerian naira.
      Income Taxes. We use the liability method of accounting for income taxes. For the quarter ended March 31, 2005, we recorded an income tax provision of $0.9 million on pre-tax loss from continuing operations of $(14.6) million. For the quarter ended March 31, 2004, we recorded an income tax provision of $0.8 million on pre-tax loss from continuing operations of $(9.9) million. The provision for income tax relates to foreign taxes on income generated from international operations. There was no tax benefit recorded on pre-tax losses due to the recording of additional valuation allowance to fully offset our net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income.
      Net Loss. Net loss for the quarter ended March 31, 2005 was $(15.5) million, or $(0.48) per share-diluted. This compares with net loss of $(10.7) million, or $(0.40) per share-diluted for the quarter ended March 31, 2004.
Liquidity and Capital Resources

General
      For the past three years and the three months ended March 31, 2005, we have experienced operating and net losses due to the reduced levels of work on the U.S. continental shelf in the Gulf of Mexico, competitive market conditions in the U.S. Gulf of Mexico and low utilization of vessels, which have negatively impacted our liquidity. Our contract and backlog levels have not been sufficient to provide funds to support our operating cost structure due to the highly competitive industry and weak market in the shallow water depths of the U.S. Gulf of Mexico. Our liquidity has also been impacted by our inability to collect outstanding receivables and claims from Pemex and Williams, a fire on the Gulf Horizon in May 2004, our inability to secure performance bonds and letters of credit on large international contracts without utilizing cash collateral and the repayment of our two revolving credit facilities with Southwest Bank of Texas N.A. (Southwest Bank) in

February 2005. We have closely managed cash as a result of our lack of liquidity and negotiated extended payment schedules with our large trade payable creditors and subcontractors. In order to meet our liquidity needs during the past three years, we have incurred a substantial amount of debt. During 2004, we issued an aggregate of $113.7 million, including paid in-kind interest, face value of Subordinated Notes in order to meet our immediate liquidity needs. In addition, during the first quarter of 2005, we issued $4.2 million face value of Subordinated Notes for paid-in kind interest.

Recent Events
      Due to our inability to repay our substantial debt maturing in 2005 and immediate need for working capital financing necessary to continue our operations, we proceeded to implement our previously announced recapitalization plan with the holders of our Subordinated Notes in two steps. The first step consisted of closing loans of $30 million and $40 million under the Senior Credit Facilities with holders and affiliates of holders of our Subordinated Notes. Upon closing these loans, we received net proceeds of $44.2 million, after repayment of the $25.8 million outstanding, including $0.2 million of accrued interest, under our revolving credit facility with the CIT Group. The second step of our recapitalization plan consists of a debt for equity exchange. In order to implement this exchange transaction, we entered into the Recapitalization Agreement with the holders of all of our Subordinated Notes that contemplates that we will use our best efforts to close the exchange transaction, which is expected to be completed in May 2005. It is of critical importance that we complete the exchange transaction to improve our financial position. See “Liquidity and Capital Resources — Indebtedness” below for detailed discussion of this financing transaction and the Recapitalization Agreement.

Cash Flows
      Cash provided by operations was $3.9 million for the first quarter of 2005 compared to cash used in operations of $(10.2) million for the first quarter of 2004. Cash provided by operations is primarily attributable to the billing and subsequent collection on the IEC and Pemex projects, the settlement of the Iroquois claim in March 2005 and the requirement that we pay interest on the Subordinated Notes in-kind with additional Subordinated Notes. Cash used in operations for the quarter ended March 31, 2004 is primarily attributable to our pre-tax loss of $(9.9) million during the quarter ended March 31, 2004 and payments to vendors as funds became available from financing activities.
      Cash used in investing activities was $(0.4) million for the first quarter of 2005 compared to cash used in investing activities of $(2.1) million for the first quarter of 2004. The decrease in cash used in investing activities is attributable to a decrease in capital expenditures.
      Cash used in financing activities was $34.1 million for the first quarter of 2005 compared to cash provided by financing activities of $13.3 million for the first quarter of 2004. We repaid our two revolving credit facilities with Southwest Bank during February 2005. Funds provided by financing activities for the first quarter of 2004 included $44.9 million from the issuance of our Subordinated Notes, offset by net $27.8 million used to reduce our indebtedness under our three revolving credit facilities. In addition to repaying our revolving credit facilities with Southwest Bank that matured in February 2005, we repaid our CIT Group revolving credit facility on April 1, 2005 with a portion of the proceeds from the Senior Credit Facilities.

Working Capital
      As of March 31, 2005, we had a working capital deficit of $(19.1) million compared to $29.0 million of working capital at December 31, 2004. The decrease in working capital was primarily attributable to the collection of our contract receivables and use of available funds to repay our trade payables. We have closely managed cash due to our lack of liquidity and negotiated extended payment schedules with our large trade payable creditors and subcontractors. In addition, we repaid our revolving credit facilities with Southwest Bank that matured in February 2005. On March 31, 2005, we refinanced our debt maturing in 2005 and obtained net proceeds of $44.2 million on April 1, 2005 to provide additional financing necessary to meet our working capital needs.

Indebtedness
      At March 31, 2005, we had approximately $204.3 million face value of total outstanding debt, excluding debt discount of $17.8 million. Of the $186.5 million of outstanding net debt reflected in the accompanying consolidated balance sheet at March 31, 2005, $25.6 million represents borrowings on our revolving credit facility agented by the CIT Group, $68.7 million represents outstanding balances on seven term-debt facilities and $92.2 million represents the remaining outstanding balance on our Subordinated Notes, net of $17.8 million debt discount. The total face value of outstanding debt at March 31, 2005 represents an approximate decrease of $28.5 million from December 31, 2004, primarily due to the repayment of our revolving credit facilities with Southwest Bank in February 2005. At March 31, 2005, $48.7 million of our debt is classified as current because it matures within the next twelve months or the asset securing the indebtedness is classified as current. Interest rates vary from the one-month commercial paper rate plus 2.45% to 18%, and our average interest rate at March 31, 2005, including amortization of the debt discount on our Subordinated Notes, was 15.7%. Our term-debt borrowings currently require approximately $0.9 million in total monthly principal payments.
      On March 31, 2005, we closed the loans under the Senior Credit Facilities of $30 million and $40 million to refinance our debt maturing in 2005 and provide additional financing to meet our working capital needs. We received proceeds of $44.2 million in this financing transaction, net of $25.8 million, including accrued interest of $0.2 million, that was used to repay our CIT Group revolving credit facility that was maturing in May 2005. We also used a portion of the proceeds to make a $2.0 million prepayment on our CIT Group term loan and pay $3.0 million of closing costs and fees. We will use the balance of the proceeds from the financing transaction to provide working capital to support operations and for other general corporate purposes.
      The $30 million senior secured term loan bears interest at 15% per annum, payable monthly 10% in cash and 5% paid in-kind, requires a monthly principal payment of $500,000 beginning July 2005 and matures on March 31, 2007. The $40 million senior secured term loan bears interest at 10% per annum, payable monthly 8% in cash and 2% paid in-kind, and matures on March 31, 2007. We paid a $1.4 million closing fee in connection with the Senior Credit Facilities, which is included in the $3.0 million of closing costs and fees. Upon an event of default under the Senior Credit Facilities, the interest rate on each loan increases 2%, payable in cash on demand. In addition to interest, a loan servicing fee of 0.5% based upon the aggregate unpaid principal balance of the Senior Credit Facilities is payable quarterly in cash.
      The Senior Credit Facilities are collateralized by the pledge of our equity interests in our subsidiaries that are loan parties to the financing agreement, our accounts receivable, first or second mortgages on all of our vessels, second liens on our Port Arthur, Texas and Sabine, Texas marine facilities, the cash securing the letter of credit under our contract with the IEC, the outstanding claims and receivables from Pemex and Williams, and our future assets. The $30 million senior secured term loan is repaid from the collateral securing the Senior Credit Facilities in priority to the $40 million senior secured term loan. The holders of the Subordinated Notes agreed to release the collateral that secured the Subordinated Notes in favor of the lenders under the Senior Credit Facilities.
      The Senior Credit Facilities have covenants that, among other things, subject to a few limited exceptions, require us to grant the lenders a security interest in any property we acquire and restrict our ability to issue additional capital stock, create additional liens, incur additional indebtedness, enter into affiliate transactions, dispose of assets, make any investments, pay dividends, make payments and settle our Pemex claims without the consent of the lenders. The Senior Credit Facilities also have the same financial covenants as our existing credit facilities, which were amended in connection with this financing transaction. In addition, any events of default under the Senior Credit Facilities could result in acceleration of our indebtedness.
      In connection with this financing transaction, we entered into the Recapitalization Agreement dated March 31, 2005 with holders of all of the Subordinated Notes to exchange debt for equity. The Recapitalization Agreement terminated the October 29, 2004 recapitalization letter agreement that we entered into with holders of the Subordinated Notes. Pursuant to the Recapitalization Agreement, the holders of our Subordinated Notes have agreed to exchange approximately $85 million aggregate principal amount of Subordinated Notes, and any accrued interest due thereon, and 1,400 shares of our Series A Preferred Stock for one million shares of Series B Preferred Stock and 60 million shares of our common stock. This equity will also be issued in consideration of the Subordinated Note holders consenting to the financing transaction and release of all of the collateral securing the Subordinated Notes, amending the terms of the $25 million of Subordinated Notes that will remain outstanding following the closing of the exchange transaction and, if applicable, participating in the financing transaction as a lender. The $25 million of Subordinated Notes that will remain outstanding after the exchange transaction will accrue interest annually at 8% payable in-kind and mature on March 31, 2010. In addition, the documents governing the Subordinated Notes will be amended to delete certain covenants and events of default. In addition, in order to be able to issue common stock and the Series B Preferred Stock as required by the Recapitalization Agreement without the lengthy delay associated with obtaining stockholder approval required under the Nasdaq Marketplace Rules, we delisted our shares of common stock from the Nasdaq National Market, effective as of the close of business on April 1, 2005. We expect the exchange transaction to be completed in May 2005.
      Upon an amendment to our certificate of incorporation to increase our authorized shares of common stock to one billion shares, the Series B Preferred Stock will mandatorily convert into a number of shares of common stock such that the common and preferred stock issued in the exchange transaction will on an “as converted” basis be equivalent to 95% of our outstanding common stock after giving effect to the exchange transaction. We have agreed to call a stockholders’ meeting for this purpose not earlier than September 15, 2005 nor later than October 31, 2005. Prior to this mandatory conversion, the Series B Preferred Stock will have a liquidation preference equal to the greater of $40 million or the value of the shares of our common stock into which the Series B Preferred Stock is convertible immediately prior to liquidation. In addition, if the Series B Preferred Stock is not mandatorily converted into common stock by March 31, 2011, we will be required to redeem the Series B Preferred Stock for cash equal to $40 million increased at a rate of 10% per year, compounded quarterly, commencing June 30, 2005.
      The face value of our total obligation under our outstanding Subordinated Notes at March 31, 2005 was $110.0 million, including $15.5 million interest paid in-kind, excluding debt discount of $17.8 million. The Subordinated Notes are subordinate and junior to our existing senior secured debt in all respects. The Subordinated Notes are classified as long-term debt at March 31, 2005 because the Subordinated Note holders have released all of the collateral securing the Subordinated Notes in favor of the lenders under the Senior Credit Facilities.
      All of our assets are pledged as collateral to secure our indebtedness. Our loans are collateralized by mortgages on all of our vessels and property and by accounts receivable and claims. Our loans contain customary default and cross-default provisions and some require us to maintain financial ratios at quarterly determination dates. The loan agreements also contain covenants that restrict our ability to issue additional capital stock, create additional liens, incur additional indebtedness, enter into affiliate transactions, dispose of assets, make any investments, pay dividends, make payments and settle our Pemex claims without the lender consent. The Subordinated Notes also have covenants that restrict our ability to enter into any other agreements which would prohibit us from prepaying the Subordinated Notes from the proceeds of an equity offering, entering into certain affiliate transactions, incurring additional indebtedness other than refinancing our existing term and revolving debt, and disposing of assets other than in the ordinary course of business, and our subsidiaries from making certain payments. If we consummate the exchange transaction contemplated by the Recapitalization Agreement, the covenants contained in the Subordinated Note purchase agreement will be amended. At March 31, 2005, we were in compliance with all the financial covenants required by our credit facilities. In the event that we do not meet our financial covenants and we are unsuccessful in obtaining waivers of non-compliance, our lenders would have the right to accelerate our debt with them, and cross-default provisions could result in acceleration of our indebtedness. If this occurs, we will have to consider alternatives to settle our existing liabilities with our limited resources, including seeking protection from creditors through bankruptcy proceedings.

Claims and Litigation
      We submitted the Pemex EPC 64 claims related to interruptions due to adverse weather conditions to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce in April 2005.

Off-Balance Sheet Arrangements
      We do not have any significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Capital Expenditures
      We have fixed debt service and lease payment obligations under notes payable and operating leases for which we have material contractual cash obligations. Interest rates on our debt vary from the one-month commercial paper rate plus 2.45% to 18%, and our average interest rate at March 31, 2005, including amortization of the debt discount on our Subordinated Notes, was 15.7%. The following table summarizes our long-term material contractual cash obligations (in thousands):

	Remainder
	of 2005	2006	2007	2008	2009	Thereafter	Total

Principal and interest payments on debt	$20,711	$42,200	$68,887	$5,906	$5,673	$47,075	$190,452
Operating leases	2,050	2,537	2,491	2,288	153	269	9,788
Other long-term liabilities	—	—	—	—	—	1,271	1,271

	$22,761	$44,737	$71,378	$8,194	$5,826	$48,615	$201,511

      Planned capital expenditures for the remainder of 2005 are estimated to range from approximately $3 million to $5 million and primarily related to vessel improvements and scheduled dry-docks. These expenditures will depend upon available funds, work awarded and future operating activity.
Forward-Looking Statements
      In addition to historical information, Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements regarding events and financial trends that may affect our future operating results and financial position. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

•	our ability to complete the debt for equity exchange transaction contemplated by the Recapitalization Agreement;

•	our substantial current indebtedness continues to adversely affect our financial condition and the availability of cash to fund our working capital needs;

•	our ability to comply with our financial covenants in the future;

•	our ability to meet our obligations under the terms of our indebtedness;

•	we will need additional financing in the future;

•	the potential receipt of an audit opinion with a “going concern” explanatory paragraph from our independent registered public accounting firm would likely adversely affect our operations;

•	we have had operating losses for 2002, 2003 and 2004 and the first three months of 2005, and there can be no assurance that we will generate operating income in the future;

•	the outcome of the arbitration of our claims against Pemex;

•	the outcome of litigation with Williams;

•	the outcome of litigation with the underwriter of the insurance coverage on the Gulf Horizon;

•	our common stock was delisted from the NASDAQ National Market, effective as of the close of business on April 1, 2005;

•	industry volatility, including the level of capital expenditures by oil and gas companies due to fluctuations in the price, and perceptions of the future price of oil and gas;

•	contract bidding risks, including those involved in performing projects on a fixed-price basis and extra work outside the original scope of work, and the successful negotiation and collection of such contract claims;

•	our ability to obtain performance bonds and letters of credit if required to secure our performance under new international contracts;

•	the highly competitive nature of the marine construction business;

•	operating hazards, including the unpredictable effect of natural occurrences on operations and the significant possibility of accidents resulting in personal injury and property damage;

•	the seasonality of the offshore construction industry in the U.S. Gulf of Mexico;

•	the risks involved in the expansion of our operations into international offshore oil and gas producing areas, where we have previously not been operating;

•	our dependence on the continued strong working relationships with significant customers operating in the U.S. Gulf of Mexico;

•	percentage-of-completion accounting;

•	the continued active participation of our executive officers and key operating personnel;

•	the effect on our performance of regulatory programs and environmental matters;

•	the risks involved in joint venture operations required from time to time on major international projects;

•	our compliance with the Sarbanes-Oxley Act of 2002 and the significant expansion of securities law regulation of corporate governance, accounting practices, reporting and disclosure that affects publicly traded companies, particularly related to Section 404 dealing with our system of internal controls; and

•	a possible terrorist attack or armed conflict could harm our business.
      Many of these factors are beyond our ability to control or predict. We caution investors not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update the forward-looking statements contained in this report, whether as a result of receiving new information, the occurrence of future events or otherwise.
      These and other uncertainties related to the business are described in detail under the heading “Cautionary Statements” in our 2004 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Our market risk exposures primarily include interest rate, exchange rate and equity price fluctuation on financial instruments as detailed below. Our market risk sensitive instruments are classified as “other than trading.” The following sections address the significant market risks associated with our financial activities for the three months ended March 31, 2005. Our exposure to market risk as discussed below includes “forward-looking statements” and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in interest rates, foreign currency exchange rates or changes in our common stock price.

      As of March 31, 2005, the carrying value of our debt, including $0.1 million of accrued interest, was approximately $186.6 million. The fair value of this debt approximates the carrying value because the interest rates on a portion of our debt are based on floating rates identified by reference to market rates. We have $68.7 million aggregate principal amount of Subordinated Notes at a fixed 16% interest rate and $23.5 million aggregate principal amount of Subordinated Notes at a fixed 18% interest rate, excluding debt discount. A hypothetical 1% increase in the applicable floating interest rates as of March 31, 2005 would increase annual interest expense by approximately $0.9 million.
      We collect revenues and pay local expenses in foreign currency. We manage foreign currency risk by attempting to contract as much foreign revenue as possible in U.S. dollars. Approximately 90% of revenues from foreign contracts are denominated in U.S. dollars. We monitor the exchange rate of our foreign currencies in order to mitigate the risk from foreign currency fluctuations. We receive payment in foreign currency equivalent to the U.S. dollars billed, which is converted to U.S. dollars that day or the following day. We recognized a $59,000 net foreign currency loss due to activity in foreign areas denominated in local currency and a decline of the U.S. dollar compared to these local currencies for the three months ended March 31, 2005. Additional exposure could occur if we perform more contracts internationally.
      On November 4, 2004, we issued 1,400 shares of Series A Preferred Stock that are mandatorily redeemable by us in six years from the date of issuance. The Series A Preferred Stock is redeemable in cash for an amount by which the current market price of 14% of the outstanding shares of our common stock on a fully diluted basis exceeds $1.925 million. As of March 31, 2005, we recognized a net $0.9 million increase in the redemption value from the previous reporting date, which increased interest expense. The redemption value at March 31, 2005 was $1.3 million. The 1,400 shares of Series A Preferred Stock will be canceled and retired if we consummate the exchange transaction contemplated by the Recapitalization Agreement.
      The level of construction services required by a customer depends on the size of its capital expenditure budget for construction for the year. Consequently, customers that account for a significant portion of contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures
      As of March 31, 2005, an evaluation was performed under the supervision and with participation of our management, including our principal executive and financial officers, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the principal executive and financial officers concluded that these disclosure controls and procedures were effective to provide reasonable assurance that such disclosure controls and procedures will meet their objectives.

(b)	Changes in internal control over financial reporting
      There have been no significant changes in our internal control over financial reporting or in other factors during our most recent fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
      Management, including our principal executive and financial officers, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      We submitted the Pemex EPC 64 claims related to interruptions due to adverse weather conditions to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce in April 2005.

      There were no other material developments in our outstanding legal proceedings.

Item 6.	Exhibits
      Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration Statement No. 333-43965).

(2)	Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Horizon Offshore, Inc.

/s/ Ronald D. Mogel

Ronald D. Mogel
Vice President and Chief Financial Officer
Date: May 10, 2005

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