Form 10-Q
period 2005-06-30
HORIZON OFFSHORE INC
filed 2005-08-15
CIK 1051431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

or

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
      The number of shares of the registrant’s common stock, $1.00 par value per share, outstanding as of August 1, 2005 was 92,323,139.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands,
	except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,321	$37,975
Restricted cash	2,274	—
Accounts receivable —
Contract receivables, net	60,012	81,861
Costs in excess of billings, net	38,895	24,058
Other	278	346
Other current assets	5,782	5,079
Assets held for sale	8,632	8,632

Total current assets	133,194	157,951
PROPERTY AND EQUIPMENT, net	193,677	198,804
RESTRICTED CASH	7,099	9,247
INVENTORY	879	1,415
OTHER ASSETS	23,235	26,860

	$358,084	$394,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,722	$35,267
Accrued liabilities	6,663	9,181
Accrued job costs	34,632	31,152
Billings in excess of costs	2,927	9,900
Current maturities of long-term debt	28,806	42,243
Current portion of related party term debt	26,818	—
Current taxes payable	1,537	1,186

Total current liabilities	118,105	128,929
LONG-TERM DEBT, net of current maturities	35,349	81,379
RELATED PARTY TERM DEBT, net of current portion	43,765	—
SUBORDINATED NOTES, net of discount	25,111	88,968
OTHER LIABILITIES	1,077	1,311
PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION, net of discount (See Notes 3 and 9)	—	416

Total liabilities	223,407	301,003
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par value, 5,000,000 shares authorized, 1,000,000 mandatorily convertible redeemable shares of Series B Preferred Stock and 1,400 mandatorily redeemable shares of Series A Preferred Stock issued and outstanding, respectively (See Notes 3 and 9)	—	—
Common stock, $1 par value, 100,000,000 shares authorized, 92,573,896 and 32,583,882 shares issued, respectively	81,867	21,877
Subscriptions receivable	—	(42)
Additional paid-in capital	215,385	191,759
Accumulated deficit	(160,931)	(117,720)
Treasury stock, 250,757 and 396,458 shares, respectively	(1,644)	(2,600)

Total stockholders’ equity	134,677	93,274

	$358,084	$394,277

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except share and per share data)
CONTRACT REVENUES	$70,504	$44,932	$107,850	$87,415
COST OF CONTRACT REVENUES	61,380	45,963	96,130	88,570

Gross profit (loss)	9,124	(1,031)	11,720	(1,155)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,994	5,433	12,562	11,274
RESERVE FOR CLAIMS AND RECEIVABLES	1,711	—	1,711	—
IMPAIRMENT LOSS ON ASSETS HELD FOR SALE	—	2,568	—	2,568

Operating income (loss)	419	(9,032)	(2,553)	(14,997)
OTHER:
Interest expense	(6,555)	(6,721)	(16,869)	(10,458)
Interest income	264	14	302	28
Loss on debt extinguishment	(21,875)	—	(23,138)	(165)
Other income (expense), net	20	80	(37)	22

NET LOSS BEFORE INCOME TAXES	(27,727)	(15,659)	(42,295)	(25,570)
INCOME TAX PROVISION	11	536	916	1,323

NET LOSS	$(27,738)	$(16,195)	$(43,211)	$(26,893)

EARNINGS (LOSS) PER SHARE —
BASIC AND DILUTED:
Net loss per share — basic and diluted	$(0.61)	$(0.51)	$(1.11)	$(0.90)

WEIGHTED AVERAGE SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
BASIC AND DILUTED (See Notes 3 and 9)	45,509,941	31,830,727	38,901,287	29,743,560
The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2005	2004

	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,211)	$(26,893)
Adjustments to reconcile net loss to net cash used in operating activities —
Depreciation and amortization	8,620	8,150
Reserve for claims and receivables	1,711	—
Impairment loss on assets held for sale	—	2,568
Net gain on sale of assets	(13)	—
Paid in-kind interest on subordinated notes and related party term debt	4,934	3,528
Amortization of subordinated debt discount recorded as interest expense	3,320	1,609
Amortization of deferred loan fees recorded as interest expense	2,031	1,179
Adjustment of mandatorily redeemable preferred stock charged to interest expense	855	—
Expense recognized for issuance of treasury stock for 401(k) plan contributions	98	228
Loss on debt extinguishment	23,138	165
Changes in operating assets and liabilities —
Restricted cash	(126)	(14,435)
Accounts receivable	20,206	11,336
Costs in excess of billings	(14,837)	(7,229)
Billings in excess of costs	(6,973)	8,338
Inventory	536	83
Other assets	(7,098)	(13,372)
Accounts payable	(18,545)	3,674
Accrued and other liabilities	(2,705)	1,375
Accrued job costs	3,480	(16,973)
Current taxes payable	351	18

Net cash used in operating activities	(24,228)	(36,651)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and additions to property and equipment	(539)	(4,090)
Proceeds from sale of assets	300	—

Net cash used in investing activities	(239)	(4,090)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term debt	(6,596)	(4,823)
Borrowings on revolving credit facilities	—	21,750
Payments on revolving credit facilities	(27,299)	(40,000)
Proceeds from issuance of related party term debt	44,233	—
Proceeds from issuance of subordinated notes	—	43,303
Proceeds from issuance of subordinated notes allocable to warrants	—	16,593
Principal payments on subordinated notes	(3,481)	—
Deferred loan fees	(3,077)	(2,249)
Proceeds from issuance of preferred stock	1	—
Stock option and warrant transactions and other	32	6

Net cash provided by financing activities	3,813	34,580

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,654)	(6,161)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,975	10,115

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,321	$3,954

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$4,698	$4,372
Cash paid for income taxes	$540	$1,305
Cash refund for income taxes	$—	$122
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures for property and equipment included in accrued liabilities	$500	$4,185
Repayment of debt and accrued interest with proceeds of additional debt	$25,767	$15,000
Payment of deferred loan fees and warrant issuance costs with proceeds of subordinated notes	$—	$8,905
The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation
      Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (references to Horizon, company, we or us are intended to refer to Horizon Offshore, Inc. and its subsidiaries) provide marine construction services for the offshore oil and gas and other energy related industries and perform work as awarded domestically in the U.S. Gulf of Mexico, and internationally in Latin America, West Africa and Southeast Asia/ Mediterranean. These services generally consist of laying, burying or repairing marine pipelines for the transportation of oil and gas; providing hook-up and commissioning services; and installing and salvaging production platforms and other marine structures. Substantially all of our projects are performed on a fixed-price basis or a combination of a fixed-price and day-rate basis in the case of extra work to be performed under the contract. From time to time, we also perform projects on a day-rate or cost-reimbursement basis. The accompanying consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles, assuming Horizon continues as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and are unaudited, except for the balance sheet at December 31, 2004 which has been derived from audited consolidated financial statements. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position as of June 30, 2005, the statements of operations for the three and six months ended June 30, 2005 and 2004, and the statements of cash flows for the six months ended June 30, 2005 and 2004. Although management believes the unaudited interim disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the SEC). The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2005. The consolidated interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2004 Annual Report in Amendment No. 2 on Form 10-K/A.

Status of Horizon
      On March 31, 2005, we implemented the first step of our previously announced recapitalization plan with the holders of our 16% Subordinated Secured Notes due March 31, 2007 (the 16% Subordinated Notes) and 18% Subordinated Secured Notes due March 31, 2007 (the 18% Subordinated Notes). The first step consisted of closing two senior secured term loans (the Senior Credit Facilities) of $30 million and $40 million, respectively, with the holders and affiliates of holders of our 16% and 18% Subordinated Notes (collectively, the Subordinated Notes) on March 31, 2005. We received net proceeds of $44.2 million from the Senior Credit Facilities on April 1, 2005 after repayment of the $25.8 million outstanding, including $0.2 million of accrued interest, under our revolving credit facility with The CIT Group/ Equipment Financing, Inc. (the CIT Group). We also used the proceeds to pay closing costs and used the balance from this financing transaction to provide working capital to support our operations and for other general corporate purposes.
      On June 10, 2005, we completed the second step of our recapitalization plan and closed the exchange transaction (the Exchange Transaction) contemplated by the letter agreement (the Recapitalization Letter Agreement), dated as of March 31, 2005, that we entered into with the holders of all of our Subordinated Notes. We issued 60,000,015 shares of our common stock and one million shares of Series B Mandatorily Convertible Redeemable Preferred Stock, $1.00 par value per share (Series B Preferred Stock), to the holders of our Subordinated Notes in exchange for approximately $85 million of the approximately

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$110 million aggregate principal amount of outstanding Subordinated Notes at June 10, 2005 and all of the 1,400 outstanding shares of our Series A Redeemable Participating Preferred Stock (the Series A Preferred Stock). Interest on the Subordinated Notes ceased to accrue as of March 31, 2005, and approximately $2.9 million of interest on the Subordinated Notes was not incurred or paid from March 31, 2005 through the date of the Exchange Transaction. We recognized a loss on debt extinguishment of $21.9 million during the second quarter of 2005 from the Exchange Transaction, which reflects the write-off of the unamortized portion of the deferred loan fees and debt discount.
      In the original recapitalization letter agreement that we entered into with the holders of our Subordinated Notes in November 2004, based on our receipt of a fairness opinion from our financial advisor, we agreed to issue shares of common stock equal to 95% of the number of outstanding shares of our common stock on a fully diluted basis in exchange for $65 million of the Subordinated Notes. In connection with obtaining the $70 million Senior Credit Facilities on March 31, 2005, we successfully renegotiated the consideration to be received in the proposed exchange transaction contemplated by the original recapitalization letter agreement. As a result, we issued equity that will on an “as converted” basis be equivalent to 95% of the number of shares of our aggregate outstanding common stock as of March 31, 2005 in consideration of (i) the exchange of approximately $85 million of Subordinated Notes and all of the outstanding shares of Series A Preferred Stock and (ii) all of the holders of our Subordinated Notes consenting to the $70 million financing transaction and release of the collateral securing the Subordinated Notes, amending the terms of the $25 million aggregate principal amount of Subordinated Notes that remained outstanding after the consummation of the Exchange Transaction and, if applicable, participating in the $70 million Senior Credit Facilities as a lender.
      We amended and restated the purchase agreements governing the Subordinated Notes and the terms of the $25 million aggregate principal amount of Subordinated Notes that remained outstanding after the closing of the Exchange Transaction to reduce their interest rates to 8% per annum, extend their maturity to March 31, 2010 and to delete most events of default and covenants. See Note 5.
      Also, we entered into a registration rights agreement (the Registration Rights Agreement), dated as of April 30, 2005 and effective as of June 10, 2005, with the holders of our Subordinated Notes that acquired shares of our common stock and Series B Preferred Stock in the Exchange Transaction. In the Registration Rights Agreement, we agreed to file a resale registration statement, within 60 days of the closing date of the Exchange Transaction, with respect to the 60,000,015 shares of our common stock that we issued in the Exchange Transaction. In addition, we agreed to file a resale registration statement with respect to all of the shares of our common stock into which the Series B Preferred Stock is convertible within 15 days of the conversion, which we expect to occur on or shortly after September 15, 2005.
      Upon an amendment to our amended and restated certificate of incorporation to increase our authorized shares of common stock to 1.5 billion shares and to reduce the par value of our common stock to $0.001 per share, which we expect to occur on or shortly after September 15, 2005, the Series B Preferred Stock will mandatorily convert into 554,139,356 shares of common stock, which together with the common stock issued in the Exchange Transaction, will on an “as converted” basis be equivalent to 95% of the number of shares of our aggregate outstanding common stock as of March 31, 2005. Prior to this mandatory conversion that is contingent upon stockholder approval, the Series B Preferred Stock has a liquidation preference equal to the greater of $40 million or the value of the shares of our common stock into which the Series B Preferred Stock is convertible immediately prior to liquidation. (The liquidation value is approximately $182.9 million for the 554,139,356 shares of common stock based upon the closing bid price of $0.33 per share on June 30, 2004 as reported by the OTC Bulletin Board.) In addition, if the Series B Preferred Stock is not mandatorily converted into common stock by March 31, 2011, we will be required to redeem the Series B Preferred Stock for cash equal to $40 million increased at a rate of 10% per year, compounded quarterly, commencing June 30, 2005.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The issuance of shares of common stock and Series B Preferred Stock in connection with the Exchange Transaction has resulted in, and the mandatory conversion of the Series B Preferred Stock contingent upon stockholder approval will result in further, significant dilution to our existing common stockholders and the book value of their shares of our common stock. In addition, the liquidation preference of the Series B Preferred Stock is senior to the rights of our common stockholders upon our liquidation, dissolution or sale. The holders of the Series B Preferred Stock also have voting rights with respect to any amendment to our amended and restated certificate of incorporation that would alter or change their rights, and they must consent to the issuance by us of any capital stock.
      The issuance of shares of our common stock in the Exchange Transaction resulted in a change of control of our company. If these stockholders act together, they are in a position to control the election of our directors and to control or exercise substantial influence over the outcome of any matter requiring a stockholder vote. In addition, these stockholders have agreed in the Recapitalization Letter Agreement to vote in favor of an amendment to our amended and restated certificate of incorporation that will result in the mandatory conversion of the Series B Preferred Stock. See Notes 4 and 9.
      In order to be able to issue common stock and the Series B Preferred Stock as required by the Recapitalization Letter Agreement without the lengthy delay associated with obtaining stockholder approval required under the Nasdaq Marketplace Rules, we delisted our shares of common stock from the Nasdaq National Market, effective as of the close of business on April 1, 2005. In connection with the financing transaction discussed above, we also amended our CIT Group term loan to, among other things, extend the $15 million payment due in December 2005 until March 2006 and accelerate the maturity date of the loan from June 2006 to March 2006. See Note 5.

Significant Customers
      We have domestic and international operations in one industry segment, the marine construction services industry for offshore oil and gas companies and energy companies. We currently operate in four geographic segments. See Note 9 for geographic information. Customers accounting for more than 10% of consolidated revenues for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

Customer	2005	2004	2005	2004

Customer A	25%	—%	24%	—%
Customer B	34%	23%	23%	18%
Customer C	6%	37%	14%	19%
Customer D	16%	8%	11%	4%
Customer E	—%	23%	—%	18%
Customer F	—%	5%	—%	16%
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

Concentration of Credit Risk
      Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We control our exposure to credit risk associated with these instruments by placing our financial interests with credit-worthy financial institutions and performing

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
services for national oil companies, major and independent oil and gas companies, energy companies and their affiliates. The concentration of customers in the energy industry may impact our overall credit exposure, either positively or negatively, since these customers may be similarly affected by changes in economic or other conditions. At June 30, 2005 and December 31, 2004, four customers as of each date accounted for 55% and 77%, respectively, of total billed and unbilled receivables. No other single customer accounted for more than 10% of accounts receivable as of June 30, 2005 and December 31, 2004.

Principles of Consolidation
      The consolidated financial statements include the accounts of Horizon and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Interest Expense
      Included in interest expense are charges related to cost of capital and other financing charges related to our outstanding debt; amortization of deferred loan fees over the term of the respective debt; amortization of debt discount related to our Subordinated Notes over their term; paid in-kind interest on our Subordinated Notes; and recognition of the change in the fair value of the Series A Preferred Stock, which was subject to mandatory redemption, from the previous reporting date. The Series A Preferred Stock was exchanged for equity on June 10, 2005 in the Exchange Transaction.

Cash and Cash Equivalents
      Cash and cash equivalents include interest bearing demand deposits and highly liquid investments with original maturities of three months or less.

Accounts Receivable
      On July 7, 2005, we settled all claims related to the suit filed against Williams Oil Gathering LLC (Williams) for breach of contract and wrongful withholding of amounts due to us for services provided on a pipeline project in 2003. Williams paid $4.8 million for all claims related to the suit and for the settlement of Williams’ portion of the insurance deductibles for Builder’s Risk insurance claims under the contract. We previously reported that our best estimate of the amount recoverable in connection with the lawsuit and the carrying amount reflected in our financial statements was $5.5 million for the breach of contract claim and $1.0 million for the Builder’s Risk insurance claims. A $1.7 million reserve for the settlement of the Williams claim was recorded during the second quarter of 2005. A rollforward of the allowance for doubtful contract receivables is presented in the following table (in millions):

Balance, December 31, 2003	$—
Reserve for contract receivables	5.7
Write-off of receivables	—

Balance, December 31, 2004	5.7
Reserve for contract receivables	1.7
Write-off of receivables	(5.7)

Balance, June 30, 2005	$1.7

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      There were no allowances for costs in excess of billings for the six months ended June 30, 2005. A rollforward of the allowance for doubtful costs in excess of billings is presented in the following table (in millions):

Balance, December 31, 2003	$33.1
Reserve for costs in excess of billings	—
Write-off of receivables	(—)

Balance, December 31, 2004	33.1
Reserve for costs in excess of billings	—
Write-off of receivables	(—)

Balance, June 30, 2005	$33.1

Other Assets
      Other assets consist of the following (in thousands):

	June 30,	December 31,
	2005	2004

Capitalized dry-dock costs	$19,174	$17,007
Deferred loan fees	3,380	8,548
Deposits	274	294
Other	407	1,011

	$23,235	$26,860

      Dry-dock costs are direct costs associated with scheduled major maintenance on our marine construction vessels. Costs incurred in connection with dry-dockings are capitalized and amortized over the five-year cycle to the next scheduled dry-docking. We incurred and capitalized dry-dock costs of $5.4 million and $11.8 million for the six months ended June 30, 2005 and 2004, respectively. The dry-dock costs capitalized for the six months ended June 30, 2005 relate primarily to the costs incurred from the special hull surveys performed on the Sea Horizon and the Pacific Horizon by the American Bureau of Shipping. The dry-dock costs capitalized for the first six months of 2004 relate primarily to the vessels utilized to perform the work awarded under the IEC and Pemex contracts. Major maintenance on the Canyon Horizon prior to its mobilization to Israel, as well as regulatory dry-dockings for the American Horizon and the Pecos Horizon required by the U.S. Coast Guard and the American Bureau of Shipping, were completed during the first half of 2004.
      Loan fees paid in connection with new loan facilities are deferred and amortized over the term of the respective loans. The amortization of the deferred loan fees is recorded as interest expense in the accompanying consolidated statements of operations. In connection with closing the loans under the Senior Credit Facilities on March 31, 2005, we incurred and capitalized $3.0 million in closing fees. As of December 31, 2004, we had incurred and capitalized loan fees of $10.7 million in connection with the issuance of the Subordinated Notes in 2004. We wrote-off the remaining unamortized portion of deferred loan fees for the Subordinated Notes of approximately $5.5 million during the second quarter of 2005 following the exchange of approximately $85 million aggregate principal amount of these notes for equity in the Exchange Transaction. During the first quarter of 2005, we wrote-off $759,000 of the unamortized portion of deferred loan fees for the 18% Subordinated Notes related to the $3.5 million prepayment of those notes. The write-off of these deferred loan fees is included in loss on debt extinguishment in the accompanying consolidated statements of operations for the six months ended June 30, 2005.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deposits consist of security deposits on office leases as of June 30, 2005 and December 31, 2004.

Inventory
      Inventory consists of production platforms and other marine structures received from time to time as partial consideration from salvage projects performed in the U.S. Gulf of Mexico. During the three months ended June 30, 2005, we sold inventory structures for net proceeds of $0.1 million and recognized a gain on the sales of inventory of $26,000, which is included in gross profit. Net proceeds from the sales of inventory structures were $0.7 million and the gain recognized was $190,000 for the six months ended June 30, 2005. There were no significant sales of inventory during the three and six months ended June 30, 2004.

Restricted Cash
      Total restricted cash of $9.4 million represents $9.1 million cash used to secure a letter of credit under the Israel Electric Corporation (IEC) contract plus interest received. Twenty-five percent of the amounts restricted under the IEC letter of credit will be released after the satisfactory completion of the IEC project, which completion is estimated to be in the third quarter of 2005. Accordingly, we have classified $2.3 million of restricted cash as a current asset. Upon our satisfactory completion of warranty work, if any, or expiration of the 18-month warranty period without discovery of any defective work, the restriction on the remaining funds will be released 60 days after the end of the warranty period, or if there is a defect, twenty-four months after the completion of the warranty work. The cash securing the $9.1 million letter of credit collateralizes the Senior Credit Facilities. Restricted cash is not considered as cash or cash equivalents for purposes of the accompanying consolidated balance sheets and statements of cash flows.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation
      At June 30, 2005, we had two stockholder approved stock-based compensation plans. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”, we have elected to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in the net loss for the six months ended June 30, 2005 and 2004 because all options granted to employees under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For stock-based compensation grants to non-employees, we recognize as compensation expense the fair market value of such grants as calculated pursuant to SFAS No. 123, amortized ratably over the lesser of the vesting period of the respective option or the individual’s expected service period. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)), which mandates expense recognition for stock options and other types of equity-based compensation based on the fair value of the options at the grant date. We will begin to recognize compensation expense using the modified prospective method under SFAS No. 123(R) for stock options in the first quarter of 2006. We currently expect to recognize approximately $0.05 million of compensation expense for stock options issued and outstanding at June 30, 2005. The following table illustrates the effect on net loss and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data). We have restated earnings (loss) per share — basic and diluted for 2004 (including the interim periods therein), reflected in our Annual Report in Amendment No. 2 on Form 10-K/A for the year ended December 31, 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

		Restated		Restated
	2005	2004	2005	2004

Net loss, as reported	$(27,738)	$(16,195)	$(43,211)	$(26,893)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(76)	(208)	(208)	(614)

Pro forma net loss	$(27,814)	$(16,403)	$(43,419)	$(27,507)

Earnings per share — Basic and Diluted:
As reported	$(0.61)	$(0.51)	$(1.11)	$(0.90)
Pro forma	$(0.61)	$(0.52)	$(1.12)	$(0.92)
      To determine pro forma information for the three and six months ended June 30, 2004 (there were no option grants during the first six months of 2005) as if we had accounted for the employee stock options under the fair-value method as defined by SFAS No. 123, we used the Black-Scholes method, assuming no dividends, as well as the weighted average assumptions included in the following table:

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004

Expected option life (in years)	7	7
Expected volatility	78.1%	78.1%
Risk-free interest rate	4.13%	3.86%

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal Income Taxes
      A valuation allowance of $7.9 million and $4.7 million for the three months ended June 30, 2005 and 2004 and $13.5 million and $8.7 million for the six months ended June 30, 2005 and 2004, respectively, was charged as income tax expense against the net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income. Our valuation allowance as of June 30, 2005 is approximately $2 million, after adjustment of the net deferred tax asset and valuation allowance related to the Section 382 limitation of the Internal Revenue Code disclosed below.
      Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carryforwards against its post-change of control income may be limited. The Exchange Transaction caused us to undergo an ownership change under Section 382 of the Internal Revenue Code. As a result of this ownership change, the amount of our pre-change of control net operating losses that may be utilized to offset future taxable income is subject to an annual limitation. The limitation under Section 382 is defined as the product obtained by multiplying (i) the aggregate market value of our stock, as applicable, immediately prior to the ownership change (with certain adjustments) by (ii) the highest of the long-term tax exempt rate in effect for any month in the 3-calendar month period ending with the calendar month in which the change date occurs. If a corporation has a net unrealized built-in gain that exceeds a certain threshold, the Section 382 limitation for each of the first five years following the ownership change will be increased by the amount of any recognized built-in gains for the year. Following the Exchange Transaction, the utilization of our net operating loss carryforwards incurred prior to June 2005 is subject to an annual limitation of approximately $0.5 million. We estimate that the amount of pre-June 2005 net operating losses that we can utilize during the loss carryforward period expiring beginning in 2016 is limited to approximately $20 million under Section 382. We have reduced our gross deferred tax asset and valuation allowance to reflect the reduced amount of net operating losses available under this limitation. These limitations on our ability to utilize our net operating loss carryforwards could result in an increase in our federal income tax liability in future taxable periods, which could affect our after-tax cash flow.
      The Exchange Transaction did not result in us realizing cancellation of debt income for federal income tax purposes as the fair market value of the common stock and the Series B Preferred Stock and the issue price of the remaining Subordinated Notes was greater than the adjusted issue price of the Subordinated Notes exchanged therefor.

Reclassifications
      Prior period amounts within the caption accounts receivable in the consolidated balance sheet as of December 31, 2004 have been reclassified to conform to the current period presentation. Prior period amounts under the captions loss on debt extinguishment, accounts receivable and other assets in the consolidated statements of cash flows for the six months ended June 30, 2004 have been reclassified to conform to the current period presentation and had no effect on net income (loss) or total stockholders’ equity.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	PROPERTY AND EQUIPMENT:
      Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2005	2004

Barges, vessels, and related equipment	$221,933	$222,036
Land and buildings	19,677	19,642
Machinery and equipment	245	245
Office furniture and equipment	6,232	6,232
Leasehold improvements	4,192	4,213

	252,279	252,368
Less — accumulated depreciation	(58,602)	(53,564)

Property and equipment, net	$193,677	$198,804

      During the six months ended June 30, 2005, we incurred $0.3 million of capital expenditures primarily related to improvements on the Sea Horizon, which was mobilized to West Africa and is expected to begin work on the West Africa Gas Pipeline in August 2005.
      We use the units-of-production method to calculate depreciation on our major barges, vessels and related equipment to accurately reflect the wear and tear of normal use. The estimated useful lives for depreciation purposes of our major barges and vessels range from 15 years to 18 years. Depreciation expense calculated under the units-of-production method may be different than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than 25% of annual straight-line depreciation, and the cumulative depreciation based on utilization of each vessel will not be less than 50% of cumulative straight-line depreciation. If we alternatively applied only a straight-line depreciation method, less depreciation expense would be recorded in periods of high vessel utilization and more depreciation expense would be recorded in periods of low vessel utilization.
      Depreciation on our other fixed assets is provided using the straight-line method based on the following estimated useful lives:

Buildings	15 years
Machinery and equipment	8-15 years
Office furniture and equipment	3-5 years
Leasehold improvements	3-10 years
      Depreciation expense is included in the following expense accounts (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Cost of contract revenues	$2,630	$2,349	$4,501	$4,911
Selling, general and administrative expenses	317	369	647	736

	$2,947	$2,718	$5,148	$5,647

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	STOCKHOLDERS’ EQUITY:

Earnings Per Share
      Earnings per share data for all periods presented have been computed pursuant to SFAS No. 128, “Earnings Per Share” that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2005, we had outstanding options covering an aggregate of 2,713,118 shares of common stock, of which 2,397,643 shares were exercisable. Excluded from the computation of diluted EPS for the three and six months ended June 30, 2005 are options to purchase 2,713,118 shares of common stock at a weighted average price of $7.15 per share and 554,139,356 shares of our common that the Series B Preferred Stock is convertible into contingent upon stockholder approval, as they would be anti-dilutive in the computation of diluted EPS. Excluded from the computation of diluted EPS for the three and six months ended June 30, 2004 are 4,732,956 outstanding warrants, that had a remaining exercise price of $0.01 each, and options to purchase 3,292,000 shares of common stock at a weighted average price of $7.22 per share as they would be anti-dilutive in the computation of diluted EPS.

Mandatorily Redeemable Preferred Stock
      Pursuant to SFAS No. 150, we were required to classify the outstanding shares of Series A Preferred Stock as a liability at December 31, 2004 due to their mandatory redemption feature. Because the amount to be paid upon redemption varied and was based on conditions that were not determinable, the Series A Preferred Stock was subsequently measured at the amount of cash that would be paid under the specified conditions as if redemption occurred at each reporting date. The fair value of the Series A Preferred Stock was $0.4 million and was reflected as a long-term liability in our consolidated balance sheet as of December 31, 2004. The 1,400 shares of Series A Preferred Stock were canceled pursuant to the Recapitalization Letter Agreement in the Exchange Transaction on June 10, 2005.
      Upon stockholder approval, the Series B Preferred Stock issued in the Exchange Transaction described in Note 1 will mandatorily convert into 554,139,356 shares of common stock, which together with the common stock issued in the Exchange Transaction, will on an “as converted” basis be equivalent to 95% of the number of shares of our aggregate outstanding common stock as of March 31, 2005. Prior to this mandatory conversion that is contingent upon stockholder approval, the Series B Preferred Stock has a liquidation preference equal to the greater of $40 million or the value of the shares of our common stock into which the Series B Preferred Stock is convertible immediately prior to liquidation. In addition, if the Series B Preferred Stock is not mandatorily converted into common stock by March 31, 2011, we will be required to redeem the Series B Preferred Stock for cash equal to $40 million increased at a rate of 10% per year, compounded quarterly, commencing June 30, 2005.
      In accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (EITF No. 00-27), we determined that the Series B Preferred Stock issued on June 10, 2005 contained a beneficial conversion feature. Based on the effective conversion price (the conversion price of the Series B Preferred Stock into common, and the fair value of the common stock at the date of issue) of the Series B Preferred Stock of $47.80 per share and the market value of our common stock of $0.30 per share at June 10, 2005, the intrinsic value was calculated to be $118.2 million; however, in accordance with EITF No. 00-27, the amount of the debt discount allocated to the beneficial conversion feature is limited to the amount of proceeds allocated to the instrument. The beneficial conversion feature resulted in a debt discount of the Series B Preferred Stock of $47.8 million at June 10, 2005. Accordingly, we recognized $47.8 million as additional paid-in-capital to account for the deemed debt discount on the

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Series B Preferred Stock as of the issuance date on June 10, 2005. As this convertible security is only convertible contingent upon stockholder approval, the debt discount will be amortized upon extinguishment of this contingency and the $47.8 million discount will be charged to interest expense when the Series B Preferred Stock is converted into common stock, which we expect to occur in September 2005.

Stockholders’ Rights Plan
      On January 11, 2001, our board of directors adopted a stockholders’ rights plan. In connection with the plan, the board of directors approved the authorization of 100,000 shares of $1.00 par value per share, designated as the Series A Participating Cumulative Preferred Stock. Under the plan, preferred stock purchase rights were distributed as a dividend at a rate of one right for each share of our common stock held as of record as of the close of business on January 11, 2001. Additional rights have been issued in respect of all shares of common stock issued while the rights plan is in effect. Each right entitles holders of common stock to buy a fraction of a share of the Series A Participating Cumulative Preferred Stock at an exercise price of $50. The rights will become exercisable and detach from the common stock, only if a person or group acquires 20% or more of our outstanding common stock, or announces a tender or exchange offer that, if consummated, would result in a person or group beneficially owning 20% or more of our outstanding common stock. Once exercisable, each right will entitle the holder (other than the acquiring person) to acquire common stock with a value of twice the exercise price of the rights. We will generally be able to redeem the rights at $0.001 per right at any time until the close of business on the tenth day after the rights become exercisable. The rights will expire on January 11, 2011, unless redeemed or exchanged at an earlier date. In connection with the execution of the Recapitalization Letter Agreement, we amended the stockholders’ rights plan to ensure that the Exchange Transaction did not cause the rights to be exercisable under the stockholders’ rights plan.

Treasury Stock
      Treasury stock is stated at the average cost basis. As of June 30, 2005, treasury stock consisted of 250,757 shares at a cost of $1.6 million, following the issuance of 145,701 shares for the Company’s 401(k) matching contributions in the quarter ended March 31, 2005. There were no shares issued for the Company’s 401(k) matching contributions in the quarter ended June 30, 2005. We are prohibited from issuing treasury stock for the matching contributions, without consent from the parties to the Exchange Transaction under the Recapitalization Letter Agreement and are currently making cash matching contributions.

4.	RELATED PARTY TRANSACTIONS:
      In August 1998, we entered into a master services agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates, L.P. and Elliott International L.P. (collectively, the Elliott Companies), to charter certain marine vessels from Odyssea. The Elliott Companies and their affiliated companies are holders of our Subordinated Notes, parties to our Senior Credit Facilities and the beneficial owners of more than 5% of our common stock as a result of the Exchange Transaction. As of June 30, 2005, we owed Odyssea $1.9 million for charter services compared to $0.2 million at June 30, 2004. Odyssea billed Horizon and Horizon paid Odyssea for services rendered under the agreement as follows (in millions).

	Six Months
	Ended
	June 30,

	2005	2004

Amount billed to Horizon	$3.0	$4.0
Amount paid to Odyssea	$4.7	$4.9

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On March 31, 2005, we closed the loans under the Senior Credit Facilities of $30 million and $40 million, respectively, with Manchester Securities Corp., an affiliate of Elliott Associates, L.P. and under common management with Elliott International, L.P., and other holders or affiliates of holders of our Subordinated Notes and beneficial owners of our common stock. In addition to being a lender, Manchester Securities Corp. serves as collateral agent for the other lenders under the Senior Credit Facilities. See Note 5 for details of this financing transaction.
      The issuance of shares of our common stock in the Exchange Transaction resulted in a change of control of our company. We issued an aggregate of 60,000,015 shares of our common stock and an aggregate of one million shares of Series B Preferred Stock in the Exchange Transaction to the holders of our Subordinated Notes in consideration of exchanging approximately $85 million of the approximately $110 million aggregate principal amount of total outstanding Subordinated Notes at June 10, 2005 and all of the 1,400 shares of Series A Preferred Stock, consenting to and participating as a lender in the $70 million financing transaction, consenting to the release of the collateral security of the Subordinated Notes and amending the terms of the $25 million aggregate principal amount of Subordinated Notes that remained outstanding after the Exchange Transaction. The shares of common stock were issued to Elliott Associates, L.P., Elliott International, L.P., and Manchester Securities Corp. (collectively, the Elliott Entities), Lloyd I. Miller and his affiliates (collectively, Miller), Falcon Mezzanine Partners, LP (Falcon), B. Riley & Co., Inc. and its affiliates (collectively, Riley) and Highland Crusader Offshore Partners (Highland), each of which are 5% beneficial owners of our common stock at June 30, 2005, and other holders as follows:

				% of
		% of	Shares of	Outstanding
	Shares of	Outstanding	Series B	Series B
	Common Stock	Common Stock	Preferred Stock	Preferred Stock

Elliott Entities	23,943,775	25.9%	399,062.93	39.9%
Miller	12,679,448	13.7%	211,324.04	21.1%
Falcon	7,280,340	7.9%	121,338.99	12.2%
Riley	5,771,274	6.3%	96,187.86	9.6%
Highland	5,107,471	5.5%	85,124.50	8.5%
Other Subordinated Note holders	5,217,707	5.7%	86,961.68	8.7%

	60,000,015	65.0%	1,000,000.00	100.0%

      If these stockholders act together, they are in a position to control the election of our directors and to control or exercise substantial influence over the outcome of any matter requiring a stockholder vote. In addition, these stockholders have agreed in the Recapitalization Letter Agreement to vote in favor of an amendment to our amended and restated certificate of incorporation that will result in the mandatory conversion of the Series B Preferred Stock. See Note 10.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      After the Exchange Transaction, $25.0 million of Subordinated Notes remained outstanding. As of June 10, 2005, the Subordinated Notes are held by the Elliott Entities, Riley, Falcon, Miller, Highland, each of which are 5% beneficial owners of our common stock at June 30, 2005, and other purchasers as follows (in millions):

Amount

Elliott Entities	$6.2
Miller	4.8
Falcon	6.6
Riley	2.3
Highland	1.4
Other Subordinated Note holders	3.7

$25.0

      The total obligation under our Subordinated Notes at June 30, 2005 was $25.1 million, including $0.1 million interest paid in-kind.

5.	DEBT:
      At June 30, 2005, we had approximately $159.8 million of total outstanding debt, including outstanding borrowings of $70.6 million under our Senior Credit Facilities classified as related party term debt, including paid in-kind interest, $20.3 million on our CIT Group term loan, $43.8 million on six other term-debt facilities and $25.1 million on our Subordinated Notes, including paid in-kind interest. The outstanding debt at June 30, 2005 represents an approximate decrease of $73.0 million from the face value of our debt at December 31, 2004. This decrease in debt is primarily due to the exchange of approximately $85 million aggregate principal amount of Subordinated Notes for equity and the repayment in February 2005 of our revolving credit facilities with Southwest Bank of Texas, N.A., offset by the net proceeds received from the Senior Credit Facilities. At June 30, 2005, $55.6 million of our debt is classified as current because it matures within the next twelve months or the asset securing the indebtedness is classified as current. Interest rates vary from the one-month commercial paper rate plus 2.45% to 15%, and our average interest rate at June 30, 2005 was 9.8%. Our term-debt borrowings currently require approximately $1.0 million in total monthly principal payments.
      On March 31, 2005, we closed the two loans under the Senior Credit Facilities of $30 million and $40 million, respectively, to refinance a portion of our debt maturing in 2005 and provide additional financing to meet our working capital needs. We received proceeds of $44.2 million in this financing transaction, net of $25.8 million, including accrued interest of $0.2 million, that was used to repay all amounts under our CIT Group revolving credit facility. We also used a portion of the proceeds to make a $2.0 million prepayment on our CIT Group term loan and pay $3.0 million of closing costs and fees. We used the balance of the proceeds from the financing transaction to provide working capital to support operations and for other general corporate purposes. In addition to this financing transaction, we completed the Exchange Transaction on June 10, 2005 with the holders of all of the Subordinated Notes. See Note 1. We recognized a loss on debt extinguishment of $21.9 million during the second quarter of 2005 from the Exchange Transaction, which reflects the write-off of the unamortized portion of the deferred loan fees and debt discount.
      The $30 million senior secured term loan bears interest at 15% per annum, payable monthly 10% in cash and 5% paid in-kind, currently requires a monthly principal payment of $85,325 and matures on March 31, 2007. The $40 million senior secured term loan bears interest at 10% per annum, payable monthly 8% in cash and 2% paid in-kind, and matures on March 31, 2007. We paid a $1.4 million closing

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fee to the lenders of the Senior Credit Facilities for this financing transaction, which is included in the $3.0 million of closing costs and fees. Upon an event of default under the Senior Credit Facilities, the interest rate on each loan increases 2%, payable in cash on demand. In addition to interest, a loan servicing fee of 0.5% based upon the aggregate unpaid principal balance of the Senior Credit Facilities is payable quarterly in cash.
      The Senior Credit Facilities are collateralized by the pledge of our equity interests in our subsidiaries that are loan parties to the financing agreement, our accounts receivable, first or second mortgages on all of our vessels, second liens on our Port Arthur, Texas and Sabine, Texas marine facilities, the cash securing the letter of credit under our contract with IEC, the outstanding claims and receivables from Pemex, and our future assets. The $30 million senior secured term loan is repaid from the collateral securing the Senior Credit Facilities in priority to the $40 million senior secured term loan. The holders of the Subordinated Notes agreed to release the collateral that secured the Subordinated Notes in favor of the lenders under the Senior Credit Facilities.
      The Senior Credit Facilities have covenants that, subject to a few limited exceptions, require us to grant the lenders a security interest in any property we acquire and restrict our ability to issue additional capital stock, create additional liens, incur additional indebtedness, enter into affiliate transactions, dispose of assets, make any investments, pay dividends, make payments and settle our Pemex claims, among other things, without the consent of the lenders. The Senior Credit Facilities also have the same financial covenants as our existing credit facilities, which were amended in connection with this financing transaction. Subsequent to June 30, 2005, we amended the Senior Credit Facilities with the consent of two of the lenders and their affiliates to reduce the monthly installments from $500,000 per month to $85,325 per month beginning in July 2005. In addition, any events of default under the Senior Credit Facilities could result in acceleration of all of our indebtedness.
      In connection with closing this financing transaction, we amended all of the loan agreements with our senior lenders. We amended the loan agreement governing our term loan agented by CIT Group to extend the $15 million payment due in December 2005 to March 2006 and accelerate the maturity date of the loan from June 2006 to March 2006. Under this amended loan agreement, we also increased the interest rate to LIBOR plus 6%, paid a closing fee equal to 1.5% of the outstanding principal term loan balance that was capitalized as deferred loan fees and are required to make monthly principal payments of $500,000 beginning in April 2005 with the principal balance due on March 31, 2006. We also are required to obtain appraisals on vessels securing this indebtedness by August 15, 2005. In addition to maintaining all of their existing collateral, the CIT Group term loan lenders also obtained second or third liens on the assets collateralizing our Senior Credit Facilities. We also amended all of our loan agreements with our senior lenders to amend our tangible net worth financial covenant. In addition, all of our senior lenders consented to the financing transaction.
      The Subordinated Notes are subordinate and junior to our existing senior secured debt in all respects. We have classified all of our Subordinated Notes as long-term debt at June 30, 2005 because the Subordinated Notes mature on March 31, 2010 and their holders released all of the collateral securing the Subordinated Notes in favor of the lenders under the Senior Credit Facilities.
      All of our assets are pledged as collateral to secure our indebtedness. Our loans are collateralized by mortgages on all of our vessels and property and by accounts receivable and claims. Our loans contain customary default and cross-default provisions and some require us to maintain financial ratios at quarterly determination dates. The loan agreements also contain covenants that restrict our ability to issue additional capital stock, create additional liens, incur additional indebtedness, enter into affiliate transactions, dispose of assets, make any investments, pay dividends, make payments and settle our Pemex claims without the

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lender consent. At June 30, 2005, we were in compliance with all the financial covenants required by our credit facilities. Our credit facilities require:

•	a ratio of current assets to current liabilities, as defined in our loan agreements, of 1.10 to 1 for the period ending June 30, 2005 (actual was 1.83 at June 30, 2005), and each period thereafter, each computed by excluding our revolving credit facilities and balloon payments from current liabilities;

•	a fixed charge coverage ratio, as defined in our loan agreements, of 1.33 to 1 for the twelve-month period ending June 30, 2005, (actual was 1.40 to 1 at June 30, 2005), and for each period thereafter on a rolling four quarter basis; and

•	a tangible net worth, as defined in our loan agreements, in an amount not less than the sum of $110 million plus 75% of our consolidated net income for each fiscal quarter which has been completed as of the date of calculation, commencing with the fiscal quarter ending March 31, 2004 plus 90% of the net proceeds of any common stock or other equity issued after December 31, 2003 (requirement of $186 million and actual was $208 million at June 30, 2005).
      In the event that we do not meet our financial covenants and we are unsuccessful in obtaining waivers of non-compliance, our lenders would have the right to accelerate our debt with them, and cross-default provisions could result in the acceleration of all of our indebtedness. If this occurs, we would have to consider alternatives to settle our existing liabilities with our limited resources, including seeking protection from creditors through bankruptcy proceedings.

6.	LOSS ON DEBT EXTINGUISHMENT:
      We recognized a loss on debt extinguishment of $21.9 million during the second quarter of 2005 from the Exchange Transaction, which reflects the write-off of the unamortized portion of the deferred loan fees of $5.5 million and debt discount of $16.4 million. During the first quarter of 2005, we wrote-off $759,000 of the unamortized portion of deferred loan fees and $504,000 of the unamortized portion of the debt discount for the 18% Subordinated Notes related to the $3.5 million prepayment of those notes. Loss on debt extinguishment for the six months ended June 30, 2004 relates to the write-off of deferred loan fees of $165,000 for the early payment of our $15.0 million term loan with Elliott Associates, L.P. during the first quarter of 2004 in connection with the issuance of the 16% Subordinated Notes.

7.	SEVERANCE AND RESTRUCTURING CHARGES:
      Through December 31, 2004, we incurred severance charges related to the severance benefits under employment agreements with former senior employees. There were no additional severance charges for the six months ended June 30, 2005. A rollforward of the severance and restructuring liability included in accrued liabilities for the six months ended June 30, 2005 is presented in the table that follows (in thousands).

Balance, December 31, 2004	$2,198
Payments	(702)

Balance, June 30, 2005	$1,496

8.	COMMITMENTS AND CONTINGENCIES:

Claims and Litigation
      We submitted the Pemex EPC 64 claims related to interruptions due to adverse weather conditions to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Commerce in April 2005. The arbitration process is at an early stage, and we intend to vigorously pursue our claims.
      The underwriters on the marine hull insurance policy for the Gulf Horizon on its tow to Israel filed suit for a declatory judgment that the policy was void from inception due to alleged misrepresentation of the risk. The underwriters recently added a claim that the barge was unseaworthy at the inception of coverage. We counter-claimed for the total policy limits of $28 million, plus sue and labor expenses of $1.5 million. The court recently held a scheduling conference at which time the parties were instructed to exchange evidence by August 30, 2005. The court also was asked to set the case for trial at the earliest date after March 1, 2006, and we expect trial to be set for June 2006. Management intends to vigorously pursue its claims against the marine hull insurance underwriters.
      We are involved in various routine legal proceedings primarily involving claims for personal injury under the Jones Act and general maritime laws which we believe are incidental to the conduct of our business. We believe that none of these proceedings, if adversely determined, would have a material adverse effect on our business or financial condition.

9.	GEOGRAPHIC INFORMATION:
      Horizon operates in a single industry segment, the marine construction services industry. Geographic information relating to Horizon’s operations follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues:
Domestic	$50.3	$13.2	$62.6	$34.4
Latin America	—	10.6	0.3	15.9
West Africa	17.9	2.5	26.5	13.5
Southeast Asia/Mediterranean	2.3	18.6	18.5	23.6

Total	$70.5	$44.9	$107.9	$87.4

Gross Profit(1):
Domestic	$11.2	$(5.1)	$10.0	$(6.0)
Latin America	(1.7)	1.4	(3.1)	0.3
West Africa	2.1	(0.1)	3.0	0.8
Southeast Asia/Mediterranean	(2.5)	2.8	1.8	3.7

Total	$9.1	$(1.0)	$11.7	$(1.2)

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of

	June 30,	December 31,
	2005	2004

Property and Equipment(2):
Domestic	$115.7	$119.9
Latin America	0.1	0.1
West Africa	58.1	18.8
Southeast Asia/Mediterranean	19.8	60.0

Total	$193.7	$198.8

(1)	Gross profit for each geographic segment includes costs incurred related to idle and stacked equipment.

(2)	Property and equipment includes vessels, property and related marine equipment. Amounts reflect the location of the assets at June 30, 2005 and December 31, 2004. Equipment location changes as necessary to meet working requirements. Other identifiable assets include inventory and other long-term assets, and are primarily located in the domestic region.

10.	SUBSEQUENT EVENTS:
      The stockholders that were issued 60,000,015 shares of our common stock on June 10, 2005 in the Exchange Transaction have agreed to vote in favor of amendments to our amended and restated certificate of incorporation to (i) increase the number of authorized shares of our common stock from 100 million to 1.5 billion, (ii) reduce the par value of our common and preferred stock from $1.00 per share to $0.001 per share, and (iii) permit less than all of our stockholders to act by written consent. Since these stockholders hold more than a majority of the outstanding shares of our common stock, these proposals will be approved at our 2005 annual meeting. When the proposal to increase the number of authorized shares of our common stock to 1.5 billion is approved, upon the filing of the certificate of amendment to our amended and restated certificate of incorporation with the Secretary of State of Delaware, the Series B Preferred Stock will mandatorily convert into 554,139,356 shares of our common stock, which, together with the common stock issued in the Exchange Transaction, will on an “as converted” basis be equivalent to 95% of the number of shares of our aggregate outstanding common stock as of March 31, 2005. As a result, substantially all of the equity of our company will be held by a limited number of stockholders who, if they act together, will control our company.
      Our Board has adopted the Horizon Offshore, Inc. 2005 Stock Incentive Plan (the 2005 Incentive Plan), subject to its approval by the stockholders at our 2005 annual meeting, to provide an effective means of attracting and retaining qualified key personnel while encouraging long-term focus on maximizing stockholder value. The 2005 Incentive Plan supersedes our existing stock-based compensation plans, and if it is approved at our 2005 annual meeting, no additional grants will be made under our existing stock-based compensation plans. Currently, approximately 2,099,503 shares of our common stock remain available for grant under our existing stock-based compensation plans. If the 2005 Incentive Plan is approved, a total of 70 million shares of our common stock are authorized to be issued under the 2005 Incentive Plan, representing approximately 10% of the outstanding shares of our common stock after giving effect to the conversion of the Series B Preferred Stock and the issuance of 35 million shares of restricted shares of our common stock to key officers and employees available under the 2005 Incentive Plan. If the stockholders approve the 2005 Incentive Plan at our 2005 annual meeting, we will immediately thereafter grant 27.2 million shares of restricted stock under the 2005 Incentive Plan to key members of our management team.
      Subsequent to June 30, 2005, we amended the Senior Credit Facilities with the consent of two of the lenders and their affiliates to reduce the monthly installments from $500,000 per month to $85,325 per month beginning in July 2005. See Note 5.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
      You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Cautionary Statements” included in our 2004 Annual Report in Amendment No. 2 on Form 10-K/A. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ from those expressed or implied by the forward-looking statements.
General
      We provide marine construction services for the offshore oil and gas and other energy related industries and perform work as awarded in the U.S. Gulf of Mexico, Latin America, West Africa and Southeast Asia/ Mediterranean.
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
Overview
      For the past three years and the six months ended June 30, 2005, we have experienced operating and net losses, which have negatively impacted our liquidity. Our contract revenues and backlog levels were not sufficient to provide funds to support our operating costs due to the highly competitive industry and reduced levels of work on the continental shelf in the U.S. Gulf of Mexico. Our liquidity has also been impacted by our inability to collect outstanding claims, including our claims against Pemex and against the underwriters for our marine hull insurance policy on the Gulf Horizon. In order to meet our liquidity needs during the past three years, we have incurred a substantial amount of debt. During 2004, we issued an aggregate of $113.7 million, including paid in-kind interest, face value of 16% Subordinated Secured Notes due March 31, 2007 (the 16% Subordinated Notes) and 18% Subordinated Secured Notes due March 31, 2007 (the 18% Subordinated Notes) in order to meet our immediate liquidity needs. Additionally, due to our inability to repay our substantial debt maturing in 2005 and immediate need for working capital financing necessary to continue our operations, we proceeded to implement our previously announced recapitalization plan with the holders of our 16% and 18% Subordinated Notes (collectively, the Subordinated Notes) in two steps.
      The first step consisted of closing two senior secured term loans (the Senior Credit Facilities) of $30 million and $40 million, respectively, with the holders and affiliates of holders of our Subordinated Notes. On March 31, 2005, we closed the loans under the Senior Credit Facilities and received net proceeds of $44.2 million on April 1, 2005, after repayment of the $25.8 million outstanding, including $0.2 million of accrued interest, under our revolving credit facility with The CIT Group/ Equipment Financing, Inc. (the CIT Group). On June 10, 2005, we completed the second step of our recapitalization plan, which consisted of a debt for equity exchange. In connection with closing the exchange transaction (the Exchange Transaction) contemplated by the letter agreement (the Recapitalization Letter Agreement), dated as of March 31, 2005, we issued 60,000,015 shares of our common stock and one million shares of Series B Mandatorily Convertible Redeemable Preferred Stock, $1.00 par value per share (Series B Preferred Stock), to the holders of our Subordinated Notes in exchange for approximately $85 million of the approximately $110 million aggregate principal amount of total outstanding Subordinated Notes at June 10, 2005, and all of the 1,400 outstanding shares of our Series A Redeemable Participating Preferred Stock (the Series A Preferred Stock). Interest on the Subordinated Notes ceased to accrue as of March 31, 2005, and approximately $2.9 million of interest on the Subordinated Notes was not incurred or paid from March 31, 2005 through the date of the Exchange Transaction. We recognized a loss on debt extinguishment of $21.9 million during the second quarter of 2005 from the Exchange Transaction, which reflects the write-off of the unamortized portion of the deferred loan fees and debt discount.
      The issuance of shares of our common stock in the Exchange Transaction resulted in a change of control of our company. If these stockholders act together, they are in a position to control the election of our directors and to control or exercise substantial influence over the outcome of any matter requiring a stockholder vote. In addition, these stockholders have agreed in the Recapitalization Letter Agreement to vote in favor of an amendment to our amended and restated certificate of incorporation that will result in the mandatory conversion of the Series B Preferred Stock. Upon an amendment to our amended and restated certificate of incorporation to increase our authorized shares of common stock to 1.5 billion shares and to reduce the par value of our common stock to $0.001 per share, the Series B Preferred Stock will mandatorily convert into 554,139,356 shares of common stock such that the common and preferred stock issued in the Exchange Transaction will on an “as converted” basis be equivalent to 95% of the number of shares of our aggregate outstanding common stock as of March 31, 2005, after giving effect to the Exchange Transaction. Prior to this mandatory conversion that is contingent upon stockholder approval, the Series B Preferred Stock has a liquidation preference equal to the greater of $40 million or the value of the shares of our common stock into which the Series B Preferred Stock is convertible immediately prior to liquidation. In addition, if the Series B Preferred Stock is not mandatorily converted into common stock by March 31, 2011, we will be required to redeem the Series B Preferred Stock for cash equal to $40 million increased at a rate of 10% per year, compounded quarterly, commencing June 30, 2005. The issuance of shares of common stock and Series B Preferred Stock in connection with the Exchange Transaction has resulted in, and the mandatory conversion of the Series B Preferred Stock that is contingent upon stockholder approval will result in further, significant dilution to our existing common stockholders and the book value of their shares of our common stock. We expect the conversion of the

Series B Preferred Stock to occur on or shortly after September 15, 2005. Also, the liquidation preference of the Series B Preferred Stock is senior to the rights of our common stockholders upon our liquidation, dissolution or sale. The holders of the Series B Preferred Stock also have voting rights with respect to any amendment to our amended and restated certificate of incorporation that would alter or change their rights, and they must consent to the issuance by us of any capital stock. Accordingly, any investment in our common stock will continue to be highly speculative.
      In accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (EITF No. 00-27), we determined that the Series B Preferred Stock issued on June 10, 2005 contained a beneficial conversion feature. Based on the effective conversion price (the conversion price of the Series B Preferred Stock into common, and the fair value of the common stock at the date of issue) of the Series B Preferred Stock of $47.80 per share and the market value of our common stock of $0.30 per share at June 10, 2005, the intrinsic value was calculated to be $118.2 million; however, in accordance with EITF No. 00-27, the amount of the debt discount allocated to the beneficial conversion feature is limited to the amount of proceeds allocated to the instrument. The beneficial conversion feature resulted in a debt discount of the Series B Preferred Stock of $47.8 million at June 10, 2005. Accordingly, we recognized $47.8 million as additional paid-in-capital to account for the deemed debt discount on the Series B Preferred Stock as of the issuance date on June 10, 2005. As this convertible security is only convertible contingent upon stockholder approval, the debt discount will be amortized upon extinguishment of this contingency and the $47.8 million discount will be charged to interest expense when the Series B Preferred Stock is converted into common stock, which we expect to occur in September 2005.
      In order to be able to issue common stock and the Series B Preferred Stock as required by the Recapitalization Letter Agreement without the lengthy delay associated with obtaining stockholder approval required under the Nasdaq Marketplace Rules, we delisted our shares of common stock from the Nasdaq National Market, effective as of the close of business on April 1, 2005. Our common stock is currently trading over-the-counter. As a result, an investor may find it difficult to sell or obtain quotations as to the price of our common stock. Delisting could also adversely affect investors’ perception, which could lead to further declines in the market price of our common stock.
      Also, we entered into a registration rights agreement (the Registration Rights Agreement), dated as of April 30, 2005 and effective as of June 10, 2005, with the holders of our Subordinated Notes that acquired shares of our common stock and Series B Preferred Stock in the Exchange Transaction. In the Registration Rights Agreement, we agreed to file a resale registration statement, within 60 days of the closing date of the Exchange Transaction, with respect to the 60,000,015 shares of our common stock that we issued in the Exchange Transaction. In addition, we agreed to file a resale registration statement with respect to all of the shares of our common stock into which the Series B Preferred Stock is convertible within 15 days of the conversion, which we expect to occur on or shortly after September 15, 2005.
      We had an operating loss for the six months ended June 30, 2005 of $(2.6) million. Gross profit was $11.7 million (10.9% of contract revenues of $107.9 million) for the first six months of 2005. With recent high energy prices, capital expenditures by oil and gas companies operating on the U.S. continental shelf in the Gulf of Mexico have increased during the first half of 2005. Torch Offshore, Inc., a competitor in the Gulf of Mexico, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2005, and all of its vessels are currently stacked and temporarily removed from the market. The increase in the demand for our services and improvement in the competitive market conditions have increased our vessel utilization and profit margins in the U.S. Gulf of Mexico during the first six months of 2005. In addition to improved market conditions, we performed repair work on pipelines and structures that were damaged by Hurricane Ivan in September 2004.
      In December 2004, we signed a contract with West Africa Gas Pipeline Company Limited (WAPCo) for the installation of the West Africa Gas Pipeline. WAPCo is a consortium of Chevron Texaco, Shell Overseas Holding, Ltd., Nigerian National Petroleum Corporation and Takoradi Power Company Limited of Ghana. The Sea Horizon is expected to begin work on this project in August 2005 to install approximately 360 miles of 20” diameter pipeline and 10 miles of 18” diameter pipeline. The Brazos

Horizon is expected to begin work on this project in October 2005 to install four near shore sections of pipeline ranging from 8” diameter to 20” diameter and to complete approximately 22 miles of 8” diameter to 10” diameter lateral pipeline. We began work and have billed WAPCo during the first and second quarters of 2005 for the milestones completed under the contract, including procedural developments and executing subcontract agreements for the initial phases of the project. Work under the contract is expected to be substantially complete in October 2006.
      In July 2005, we signed a contract with Pemex for the installation of four pipelines totaling approximately 7 miles ranging from 12” diameter to 24” diameter, including tie-in and associated topside hookup works for these pipelines. The Lone Star Horizon will mobilize to Mexico and is expected to begin work on this project in the third quarter of 2005.
      The timing and collection of progress payments and our ability to negotiate payment terms with our trade payable creditors and large subcontractors, secure additional projects and stay on budget and meet our cash flows for our projects is of critical importance to provide sufficient liquidity for operations. As of August 1, 2005, our backlog totaled approximately $215 million compared to our backlog at August 1, 2004 of approximately $133 million. Of the total backlog as of August 1, 2005, approximately $5 million is not expected to be earned until after August 2006.
Critical Accounting Policies And Estimates
      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We must apply significant, subjective and complex estimates and judgments in this process. Among the factors, but not fully inclusive of all factors, that may be considered by management in these processes are: the range of accounting policies permitted by accounting principles generally accepted in the United States; management’s interpretation and understanding of the accounting policies permitted by accounting principles generally accepted in the United States; management’s understanding of our business; expected rates of business and operational change; sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. Among the most subjective judgments employed in the preparation of these financial statements are: estimates of expected costs to complete construction projects; the collectibility of contract receivables and claims; the depreciable lives of and future cash flows to be provided by our equipment and long-lived assets; the expected timing of the sale of assets; the amortization period of maintenance and repairs for dry-docking activity; estimates for the number and related costs of insurance claims for medical care and Jones Act obligations; judgments regarding the outcomes of pending and potential litigation and certain judgments regarding the nature of income and expenditures for tax purposes. We review all significant estimates on a recurring basis and record the effect of any necessary adjustments prior to publication of our financial statements. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date.
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

Other Assets
      Other assets consist principally of capitalized dry-dock costs, deferred loan fees and deposits. Dry-dock costs are direct costs associated with scheduled major maintenance on our marine vessels and are capitalized and amortized over a five-year cycle. Loan fees paid in connection with new loan facilities are deferred and amortized over the term of the respective loans. The amortization of the deferred loan fees is recorded as interest expense in the accompanying consolidated statements of operations. Deposits consist of security deposits on office leases.

Property and Equipment
      We use the units-of-production method to calculate depreciation on our major barges and vessels to approximate the wear and tear of normal use. The annual depreciation based on utilization of each vessel will not be less than 25% of annual straight-line depreciation, and the cumulative depreciation based on utilization of each vessel will not be less than 50% of cumulative straight-line depreciation. Accelerated depreciation methods are used for tax purposes. The estimated useful lives for depreciation purposes of our major barges and vessels range from 15 years to 18 years. Upon sale or retirement, the cost of the equipment and accumulated depreciation are removed from the accounts and any gain or loss is recognized. If we alternatively applied only a straight-line depreciation method, less depreciation expense would be recorded in periods of high vessel utilization and more depreciation expense would be recorded in periods of low vessel utilization. We believe the method we use better matches costs with the physical use of the equipment.
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

Stock-Based Compensation
      At June 30, 2005, we had two stockholder approved stock-based compensation plans. Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”, we have elected to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in the net loss for the six months ended June 30, 2005 and 2004 because all options granted to employees had an exercise price equal to the market value of the underlying common stock on the date of grant. For stock-based compensation grants to non-employees, we recognize as compensation expense the fair market value of such grants as calculated pursuant to SFAS No. 123, amortized ratably over the lesser of the vesting period of the respective option or the individual’s expected service period. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)), which mandates expense recognition for stock options and other types of equity-based compensation based on the fair value of the options at the grant date. We will begin to recognize compensation expense for stock options in the first quarter of 2006.

Federal Income Taxes
      We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. The current provision for income tax is based upon the current tax laws and our interpretation of these laws, as well as the probable outcomes of any foreign or domestic tax audits. The value of our net deferred tax asset is dependent upon our estimates of the amount and category of future taxable income and is reduced by the amount of any tax benefits that are not expected to be realized. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred tax assets inaccurate, thus impacting our financial position and results of operations.
      Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carryforwards against its post-change of control income may be limited. The Exchange Transaction on June 10, 2005 caused us to undergo an ownership change under Section 382 of the Internal Revenue Code. As a result of this ownership change, the amount of our pre-change of control net operating losses that may be utilized to offset future taxable income is subject to an annual limitation. The limitation under Section 382 is defined as the product obtained by multiplying (i) the aggregate market value of our stock, as applicable, immediately prior to the ownership change (with certain adjustments) by (ii) the highest of the long-term tax exempt rate in effect for any month in the 3-calendar month period ending with the calendar month in which the change date occurs. If a corporation has a net unrealized built-in gain that exceeds a certain threshold, the Section 382 limitation for each of the first five years following the ownership change will be increased by the amount of any recognized built-in gains for the year. Following the Exchange Transaction, the utilization of our net operating loss carryforwards incurred prior to June 2005 is subject to an annual limitation of approximately $0.5 million. We estimate that the amount of pre-June 2005 net operating losses that we can utilize during the loss carryforward period expiring beginning in 2016 is limited to approximately $20 million under Section 382. We have reduced our gross deferred tax asset and valuation allowance to reflect the reduced amount of net operating losses available under this limitation. These limitations on our ability to utilize our net operating loss carryforwards could result in an increase in our federal income tax liability in future taxable periods, which could affect our after-tax cash flow.

      The Exchange Transaction did not result in us realizing cancellation of debt income for federal income tax purposes as the fair market value of the common stock and the Series B Preferred Stock and the issue price of the remaining Subordinated Notes was greater than the adjusted issue price of the Subordinated Notes exchanged therefor.
Results of Operations
      Oil and gas companies operating on the U.S. continental shelf in the Gulf of Mexico have increased their capital expenditures in response to the recent high energy prices, and offshore construction activity and the demand for our services in the U.S. Gulf of Mexico began to increase during the second half of 2004. Unusually adverse weather in the U.S. Gulf of Mexico during the second and third quarters of 2004, culminating with Hurricane Ivan in September 2004, resulted in many projects being delayed until 2005 and created a substantial amount of pipeline and structural repair work. Approximately 45% of our work in the U.S. Gulf of Mexico during the fist six months of 2005 has been due to Hurricane Ivan repair work. We expect the current level of offshore construction activity in the U.S. Gulf of Mexico to continue for the remainder of 2005 and into 2006.
      In addition to the increased demand for our services, we have also experienced an improvement in the competitive market conditions in the U.S. Gulf of Mexico. Several of our competitors working in the U.S. Gulf of Mexico have deployed vessels to perform work in international areas or have changed their bidding approach for many projects on the outer continental shelf. Also, Torch Offshore, Inc., a competitor in the Gulf of Mexico, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2005, and all of its vessels are currently stacked and temporarily removed from the market. The decrease in vessels located in the U.S Gulf of Mexico allowed us to improve our vessel utilization during the first half of 2005. The current market conditions have improved pricing levels and resulted in our increased revenues and profit margins during the first six months of 2005.
      Information relating to Horizon’s operations follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues:
Domestic	$50.3	$13.2	$62.6	$34.4
Latin America	—	10.6	0.3	15.9
West Africa	17.9	2.5	26.5	13.5
Southeast Asia/Mediterranean	2.3	18.6	18.5	23.6

Total	$70.5	$44.9	$107.9	$87.4

Gross Profit(1):
Domestic	$11.2	$(5.1)	$10.0	$(6.0)
Latin America	(1.7)	1.4	(3.1)	0.3
West Africa	2.1	(0.1)	3.0	0.8
Southeast Asia/Mediterranean	(2.5)	2.8	1.8	3.7

Total	$9.1	$(1.0)	$11.7	$(1.2)

(1)	Gross profit for each geographic segment includes costs incurred related to idle and stacked equipment.
Quarter Ended June 30, 2005 Compared to the Quarter Ended June 30, 2004
      Contract Revenues. Contract revenues were $70.5 million for the quarter ended June 30, 2005, compared to $44.9 million for the quarter ended June 30, 2004. The increase in revenues for the second quarter of 2005 is primarily attributable to the construction activity related to projects delayed until 2005 due to unusually adverse weather in the U.S. Gulf of Mexico during the second and third quarters of 2004, and new projects for 2005. In West Africa, we performed work and billed WAPCo for the milestones completed under the contract for the installation of the West Africa Gas Pipeline. This increase in revenues was partially offset by not performing additional projects in Mexico after completing a major project for Pemex during 2004 and the substantial completion of the IEC project in the Mediterranean in January 2005.
      Gross Profit. Gross profit was $9.1 million (12.9% of contract revenues) for the quarter ended June 30, 2005, compared to a $(1.0) million loss for the second quarter of 2004. The demand for our services in the U.S. Gulf of Mexico has increased our contract activity and revenues to levels required to support our operating cost structure, resulting in improved margins. In addition to the increased demand for our services, we have also experienced an improvement in the competitive market conditions in the U.S. Gulf of Mexico. The decrease in vessels located in the U.S. Gulf of Mexico allowed us to improve our vessel utilization and pricing levels, resulting in an increase in profit margins for second quarter of 2005. Execution of our current project in West Africa during the second quarter of 2005 improved gross profit in this geographic area compared to the same period last year. Our Latin American operations generated losses as we did not have any contract activity and associated revenues to support our operating cost structure in this geographic area during this period. Our Southeast Asia/ Mediterranean operations generated losses due to equipment failure and scheduling conflicts with a chartered vessel we utilized on a project in Indonesia. We have chartered another vessel and resumed work on the project, which is estimated for completion in the third quarter of 2005. We estimated a loss on the project due to the delay in the completion of the project and have recognized the total estimated loss of $1.5 million during the second quarter of 2005 in accordance with SOP 81-1.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.0 million (9.9% of contract revenues) for the three months ended June 30, 2005, compared with $5.4 million (12.1% of contract revenues) for the second quarter of 2004. Selling, general and administrative expenses increased due to legal fees incurred relating to our claims and litigation and increased labor costs in 2005. The increase was partially offset by less expense related to the audit of our internal controls pursuant to Section 404 of the Sarbanes-Oxley Act in the second quarter of 2005 compared to the second quarter of 2004.
      Reserves for claims and receivables. On July 7, 2005, we settled all claims related to the suit filed against Williams Oil Gathering LLC (Williams) for breach of contract and wrongful withholding of amounts due to us for services provided on a pipeline project in 2003. Williams paid $4.8 million for all claims related to the suit and the insurance deductibles for Builder’s Risk insurance claims under the contract. The carrying amount reflected in our financial statements was $5.5 million for the breach of contract claim and $1.0 million for the Builder’s Risk insurance claims. A $1.7 million reserve for the settlement of the Williams claim was recorded during the second quarter of 2005.
      Impairment loss on assets held for sale. During the second quarter of 2004, we recorded a charge of $2.6 million as impairment loss on assets held for sale to reduce the net carrying value to the fair value, less the cost to sell the assets, for two marine vessels held for sale. Management committed to a plan to sell three of our marine construction vessels and a cargo barge due to the sustained difficult economic environment and depressed market for the marine construction industry throughout 2003 and the first half of 2004. We have listed these assets for sale and are actively attempting to sell them. There were no impairment losses on assets held for sale for the quarter ended June 30, 2005.
      Interest Expense. Interest expense was $6.6 million for the three months ended June 30, 2005 and $6.7 million for the same period last year. Our total outstanding debt was $159.8 million at June 30, 2005, compared to $224.5 million before debt discount of $19.4 million at June 30, 2004. Interest expense decreased slightly due lower average debt balances during the period as a result of the repayment of our revolving credit facilities in February 2005 and the Exchange Transaction on June 10, 2005. We paid $2.4 million interest in cash and $0.7 million interest paid in-kind. Interest expense also includes the amortization of the debt discount of $1.3 million associated with the Subordinated Notes, amortization of $1.0 million for deferred loan fees paid in connection with existing loans and with the issuance of the Subordinated Notes and $1.2 million interest accrued and unpaid.
      Interest Income. Interest income on cash investments for the three months ended June 30, 2005 was $264,000 compared to $14,000 for the three months ended June 30, 2004. Interest income increased due to higher cash and cash investment balances during the second quarter of 2005 as a result of the net proceeds of $44.2 million we received under the Senior Credit Facilities funded on April 1, 2005. Cash investments consist of interest bearing demand deposits and short term money market accounts.
      Loss on Debt Extinguishment. We recognized a loss on debt extinguishment of $21.9 million during the second quarter of 2005 from the Exchange Transaction, which reflects the write-off of the unamortized portion of the deferred loan fees and debt discount. There was no loss on debt extinguishment during the second quarter of 2004.
      Other Income (Expense), Net. Other income (expense) for the quarter ended June 30, 2005 primarily consisted of a $13,000 gain on the sale of assets. Other income (expense) for the quarter ended June 30, 2004 primarily consisted of approximately $82,000 of foreign currency gain due to activity in West Africa denominated in Nigerian naira and an increase of the U.S. dollar compared to the Nigerian naira.
      Income Taxes. We use the liability method of accounting for income taxes. For the quarter ended June 30, 2005, we recorded an income tax provision of $11,000 on pre-tax loss from continuing operations of $(27.7) million. For the quarter ended June 30, 2004, we recorded an income tax provision of $0.5 million on pre-tax loss from continuing operations of $(15.7) million. The provision for income tax relates to foreign taxes on income generated from international operations. There was no tax benefit recorded on pre-tax losses due to the recording of additional valuation allowance to fully offset our net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income.
      Net Loss. Net loss for the quarter ended June 30, 2005 was $(27.7) million, or $(0.61) per share-diluted. This compares with net loss of $(16.2) million, or $(0.51) per share-diluted for the quarter ended June 30, 2004.
Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004
      Contract Revenues. Contract revenues were $107.9 million for the six months ended June 30, 2005, compared to $87.4 million for the six months ended June 30, 2004. Our revenues have increased during the first six months of 2005 due to an increase in the demand for our services in the U.S. Gulf of Mexico, repair work on pipelines and structures that were damaged by Hurricane Ivan in September 2004 and work performed and billed to WAPCo for the milestones completed under the contract for the installation of the West Africa Gas Pipeline. This increase in revenues was partially offset by not performing any additional projects in Mexico after completing a major project for Pemex during 2004 and the substantial completion of the IEC project in the Mediterranean in January 2005.
      Gross Profit. Gross profit was $11.7 million (10.9% of contract revenues) for the six months ended June 30, 2005, compared to a $(1.2) million loss for the six months ended June 30, 2004. The increase in gross profit is primarily due to improved vessel utilization and pricing levels in the U.S. Gulf of Mexico and the execution of our project in West Africa during the first six months of 2005. Current market conditions in the U.S. Gulf of Mexico have allowed us to improve our margins on work in this geographic area. Our Latin American operations generated losses as we did not have the level of contract activity and associated revenues to support our operating cost structure in this geographic area during this period. Our Southeast Asia/ Mediterranean operations generated losses due to a $1.5 million estimated loss recognized during the second quarter of 2005 in accordance with SOP 81-1 on a project in Indonesia, as a result of the delay in the completion of the project caused by equipment failure and scheduling conflicts with a chartered vessel.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $12.6 million (11.6% of contract revenues) for the six months ended June 30, 2005, compared with $11.3 million (12.9% of contract revenues) for the first six months of 2004. Selling, general and administrative expenses increased due to legal fees incurred relating to our claims and litigation and increased labor costs in 2005.
      Reserves for claims and receivables. On July 7, 2005, we settled all claims related to the suit filed against Williams for breach of contract and wrongful withholding of amounts due to us for services provided on a pipeline project in 2003 for $4.8 million. The carrying amount reflected in our financial statements for these claims was $6.5 million, and we recorded a $1.7 million reserve for the settlement of the Williams claim during the second quarter of 2005.
      Impairment loss on assets held for sale. During the second quarter of 2004, we recorded a charge of $2.6 million as impairment loss on assets held for sale to reduce the net carrying value to the fair value, less the costs to sell the assets, for two marine vessels held for sale. Management committed to a plan to sell three of our marine construction vessels and a cargo barge due to the sustained difficult economic environment and depressed market for the marine construction industry throughout 2003 and the first half of 2004. We have listed these assets for sale and are actively attempting to sell them. There were no impairment losses on assets held for sale for the six months ended June 30, 2005.
      Interest Expense. Interest expense was $16.9 million for the six months ended June 30, 2005 and $10.5 million for the same period last year. Our total outstanding debt was $159.8 million, compared to $224.5 million before debt discount of $19.4 million at June 30, 2004. Interest expense was significantly greater due to higher interest rates on outstanding debt balances prior to the refinancing of debt in the second quarter of 2005 and other finance costs associated with the repayment of debt during the first six months of 2005. Interest expense for the six months ended June 30, 2005 includes $4.7 million interest paid in cash, $4.9 million interest paid in-kind and $1.2 million accrued and unpaid interest. Interest expense also increased due to the amortization of the debt discount of $3.2 million associated with the Subordinated Notes issued in 2004 and amortization of $2.0 million for deferred loan fees paid in connection with existing loans and with the issuance of the Subordinated Notes. The change in the fair value of the Series A Preferred Stock at March 31, 2005 from the previous reporting date resulted in a $0.9 million increase in the liability, which increased interest expense in the first quarter of 2005. There was no interest expense recorded in the second quarter of 2005 related to the change in fair value of the Series A Preferred Stock because the Series A Preferred Stock was exchanged for equity pursuant to the Recapitalization Letter Agreement in the Exchange Transaction on June 10, 2005.
      Interest Income. Interest income on cash investments for the six months ended June 30, 2005 was $302,000 compared to $28,000 for the six months ended June 30, 2004. Interest income increased due to higher cash and cash investment balances during the second quarter of 2005 as a result of the net proceeds of $44.2 million we received under the Senior Credit Facilities funded on April 1, 2005. Cash investments consist of interest bearing demand deposits and short term money market accounts.
      Loss on Debt Extinguishment. We recognized a loss on debt extinguishment of $23.1 million for the six months ended June 30, 2005 from the Exchange Transaction on June 10, 2005 and the $3.5 million prepayment of our 18% Subordinated Notes in January 2005, which reflects the write-off of the unamortized portion of the deferred loan fees and debt discount. Loss on debt extinguishment in 2004 relates to the write-off of deferred loan fees of $165,000 for the early payment during the first quarter of 2004 of our $15.0 million term loan with Elliott Associates, L.P.
      Other Income (Expense), Net. Other income (expense) for the six months ended June 30, 2005 primarily consisted of approximately $59,000 of net foreign currency loss due to activity in Mexico in the first quarter of 2005 denominated in Mexican pesos and a decline of the U.S. dollar compared to the Mexican peso, offset by a $13,000 net gain on sale of assets. Other income (expense) for the six months ended June 30, 2004, primarily consisted of $10,000 of net foreign currency gain due to activity in West Africa denominated in Nigerian naira and an increase of the U.S. dollar compared to the Nigerian naira.

      Income Taxes. We use the liability method of accounting for income taxes. For the six months ended June 30, 2005, we recorded an income tax provision of $0.9 million on pre-tax loss of $(42.3) million. The provision for 2005 relates to foreign taxes on income generated from international operations. There was no tax benefit recorded on pre-tax losses due to the recording of additional valuation allowance of $13.5 million for the six months ended June 30, 2005 to fully offset our net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income. For the six months ended June 30, 2004, we recorded an income tax provision of $1.3 million on pre-tax loss of $(25.6) million related to foreign taxes on income generated from international operations.
      Net Loss. Net loss for the six months ended June 30, 2005 was $(43.2) million, or $(1.11) per share-diluted. This compares with net loss of $(26.9) million, or $(0.90) per share-diluted for the six months ended June 30, 2004.
Liquidity and Capital Resources

General
      For the past three years and the six months ended June 30, 2005, we have experienced operating and net losses, which have negatively impacted our liquidity. Our contract revenues and backlog levels were not sufficient to provide funds to support our operating cost structure due to the highly competitive industry and reduced levels of work on the U.S. continental shelf in the Gulf of Mexico. Our liquidity has also been impacted by our inability to collect outstanding receivables and claims, including our claims against Pemex and an insurance claim for a fire on the Gulf Horizon in May 2004. We have incurred a substantial amount of debt, closely managed cash as a result of our liquidity position and negotiated extended payment schedules with our large trade payable creditors and subcontractors.

Recent Events
      Due to our inability to repay our substantial debt maturing in 2005 and immediate need for working capital financing necessary to continue our operations, we proceeded to implement our previously announced recapitalization plan with the holders of our Subordinated Notes in two steps. The first step consisted of closing loans of $30 million and $40 million under the Senior Credit Facilities with the holders and affiliates of holders of our Subordinated Notes. Upon closing these loans, we received net proceeds of $44.2 million, after repayment of the $25.8 million outstanding, including $0.2 million of accrued interest, under our revolving credit facility with the CIT Group. The second step of our recapitalization plan consisted of a debt for equity exchange. We issued 60,000,015 shares of our common stock and one million shares of Series B Preferred Stock to the holders of our Subordinated Notes in exchange for approximately $85 million of the approximately $110 million aggregate principal amount of total outstanding Subordinated Notes at June 10, 2005 and all of the 1,400 outstanding shares of our Series A Preferred Stock. The issuance of shares of our common stock in the Exchange Transaction resulted in a change of control of our company under Section 382 of the Internal Revenue Code. See “Liquidity and Capital Resources — Indebtedness” below for detailed discussion of this financing transaction and the Recapitalization Letter Agreement.

Cash Flows
      Cash used in operations was $(24.2) million for the first six months of 2005 compared to cash used in operations of $(36.7) million for the first six months of 2004. Cash used in operations is primarily attributable to our net loss of $(43.2) million and the reduction of accounts payable as funds became available from the Senior Credit Facilities, partially offset by the $23.1 loss on the early extinguishment of debt. Cash used in operations for the six months ended June 30, 2004 is primarily attributable to our net loss of $(26.9) million during the six months ended June 30, 2004 and the cash used to secure performance bonds and letters of credit.

      Cash used in investing activities was $(0.2) million for the first six months of 2005 compared to cash used in investing activities of $(4.1) million for the first six months of 2004. The decrease in cash used in investing activities is attributable to a decrease in capital expenditures.
      Cash provided by financing activities was $3.8 million for the first half of 2005 compared to cash provided by financing activities of $34.6 million for the first half of 2004. Funds provided by financing activities for the first six months of 2005 included $44.2 million from borrowings under the Senior Credit Facilities, offset by $27.3 million primarily used to repay our two revolving credit facilities with Southwest Bank of Texas, N.A. (Southwest Bank) during February 2005. We repaid our CIT Group revolving credit facility upon closing the loans under the Senior Credit Facilities. Funds provided by financing activities for the first six months of 2004 included $43.3 million from the issuance of our Subordinated Notes, offset by $40.0 million used to reduce our indebtedness under our three revolving credit facilities.

Working Capital
      As of June 30, 2005, we had $15.1 million of working capital compared to $29.0 million of working capital at December 31, 2004. The decrease in working capital was primarily attributable to the collection of our contract receivables and the repayment and refinancing of debt.

Indebtedness
      At June 30, 2005, we had approximately $159.8 million of total outstanding debt, including outstanding borrowings of $70.6 million under our Senior Credit Facilities classified as related party term debt in the accompanying balance sheet, including paid in-kind interest, $20.3 million on our CIT Group term loan, $43.8 million on six other term-debt facilities and $25.1 million on our Subordinated Notes, including paid in-kind interest. The outstanding debt at June 30, 2005 represents an approximate decrease of $73.0 million from the face value of our debt at December 31, 2004. This decrease in debt is primarily due to the exchange of approximately $85 million aggregate principal amount of Subordinated Notes for equity and the repayment in February 2005 of our revolving credit facilities with Southwest Bank, offset by the net proceeds received from the Senior Credit Facilities. At June 30, 2005, $55.6 million of our debt is classified as current because it matures within the next twelve months or the asset securing the indebtedness is classified as current. Interest rates vary from the one-month commercial paper rate plus 2.45% to 15%, and our average interest rate at June 30, 2005 was 9.8%. Our term-debt borrowings currently require approximately $1.0 million in total monthly principal payments.
      On March 31, 2005, we closed the two loans under the Senior Credit Facilities of $30 million and $40 million, respectively, to refinance a portion of our debt maturing in 2005 and provide additional financing to meet our working capital needs. We received proceeds of $44.2 million in this financing transaction, net of $25.8 million, including accrued interest of $0.2, million that was used to repay all amounts under our CIT Group revolving credit facility. We also used a portion of the proceeds to make a $2.0 million prepayment on our CIT Group term loan and pay $3.0 million of closing costs and fees. We used the balance of the proceeds from the financing transaction to provide working capital to support operations and for other general corporate purposes.
      The $30 million senior secured term loan bears interest at 15% per annum, payable monthly 10% in cash and 5% paid in-kind, requires a monthly principal payment of $85,325 and matures on March 31, 2007. The $40 million senior secured term loan bears interest at 10% per annum, payable monthly 8% in cash and 2% paid in-kind, and matures on March 31, 2007. We paid a $1.4 million closing fee to the lenders of the Senior Credit Facilities for this financing transaction, which is included in the $3.0 million of closing costs and fees. Upon an event of default under the Senior Credit Facilities, the interest rate on each loan increases 2%, payable in cash on demand. In addition to interest, a loan servicing fee of 0.5% based upon the aggregate unpaid principal balance of the Senior Credit Facilities is payable quarterly in cash.
      The Senior Credit Facilities are collateralized by the pledge of our equity interests in our subsidiaries that are loan parties to the financing agreement, our accounts receivable, first or second mortgages on all of our vessels, second liens on our Port Arthur, Texas and Sabine, Texas marine facilities, the cash securing the letter of credit under our contract with IEC, the outstanding claims and receivables from Pemex and our future assets. We repaid $3.8 million of the Senior Credit Facilities with the $4.8 million of proceeds we received from the Williams settlement on July 7, 2005. The $30 million senior secured term loan is repaid from the collateral securing the Senior Credit Facilities in priority to the $40 million senior secured term loan. The holders of the Subordinated Notes agreed to release the collateral that secured the Subordinated Notes in favor of the lenders under the Senior Credit Facilities.
      The Senior Credit Facilities have covenants that, subject to a few limited exceptions, require us to grant the lenders a security interest in any property we acquire and restrict our ability to issue additional capital stock, create additional liens, incur additional indebtedness, enter into affiliate transactions, dispose of assets, make any investments, pay dividends, make payments and settle our Pemex claims, among other things, without the consent of the lenders. The Senior Credit Facilities also have the same financial covenants as our existing credit facilities, which were amended in connection with this financing transaction. Subsequent to June 30, 2005, we amended the Senior Credit Facilities with the consent of two of the lenders and their affiliates to reduce the monthly installments from $500,000 per month to $85,325 per month beginning in July 2005 to increase our available liquidity to provide working capital and support operations. In addition, any events of default under the Senior Credit Facilities could result in acceleration of all of our indebtedness.
      In connection with closing this financing transaction, we amended all of the loan agreements with our senior lenders. We amended the loan agreement governing our term loan agented by CIT Group to extend the $15 million payment due in December 2005 to March 2006 and accelerate the maturity date of the loan from June 2006 to March 2006. Under this amended loan agreement, we also increased the interest rate to LIBOR plus 6%, paid a closing fee equal to 1.5% of the outstanding principal term loan balance and are required to make monthly principal payments of $500,000 with the principal balance due on March 31, 2006. We also are required to obtain appraisals on vessels securing this indebtedness by August 15, 2005. In addition to maintaining all of their existing collateral, the CIT Group term loan lenders also obtained second or third liens on the assets collateralizing our Senior Credit Facilities. We also amended all of our loan agreements with our senior lenders to amend our tangible net worth financial covenant. In addition, all of our senior lenders consented to the financing transaction.
      The $25 million of Subordinated Notes that remain outstanding after the Exchange Transaction accrue interest annually at 8% payable in-kind and mature on March 31, 2010. In addition, the documents governing the Subordinated Notes were amended to delete certain covenants and events of default. The Subordinated Notes are subordinate and junior to our existing senior secured debt in all respects. We have classified all of our Subordinated Notes as long-term debt at June 30, 2005 because the Subordinated Notes mature on March 31, 2010 and their holders released all of the collateral securing the Subordinated Notes in favor of the lenders under the Senior Credit Facilities. See Note 5 of the accompanying notes to the consolidated financial statements.
      All of our assets are pledged as collateral to secure our indebtedness. Our loans are collateralized by mortgages on all of our vessels and property and by accounts receivable and claims. Our loans contain customary default and cross-default provisions and some require us to maintain financial ratios at quarterly determination dates. The loan agreements also contain covenants that restrict our ability to issue additional capital stock, create additional liens, incur additional indebtedness, enter into affiliate transactions, dispose of assets, make any investments, pay dividends, make payments and settle our Pemex claims without the lenders consent. Upon the closing of the Exchange Transaction, the covenants contained in the Subordinated Note purchase agreement were amended. At June 30, 2005, we were in compliance with all the financial covenants required by our credit facilities. In the event that we do not meet our financial covenants and we are unsuccessful in obtaining waivers of non-compliance, our lenders would have the right to accelerate our debt with them, and cross-default provisions could result in the acceleration of all of our indebtedness. If this occurs, we would have to consider alternatives to settle our existing liabilities with our limited resources, including seeking protection from creditors through bankruptcy proceedings.

      In addition to this financing transaction, we completed the Exchange Transaction on June 10, 2005 with the holders of all of the Subordinated Notes pursuant to which these holders exchanged approximately $85 million aggregate principal amount of the Subordinated Notes for equity. See “Overview” above. We recognized a loss on debt extinguishment of $21.9 million during the second quarter of 2005 from the Exchange Transaction, which reflects the write-off of the unamortized portion of the deferred loan fees and debt discount.
      The common stock and Series B Preferred Stock was issued in the debt for equity exchange in consideration of the Subordinated Note holders consenting to the financing transaction and release of all of the collateral securing the Subordinated Notes, amending the terms of the $25 million of Subordinated Notes that remain outstanding following the closing of the Exchange Transaction and, if applicable, participating in the financing transaction as a lender. In addition, in order to be able to issue common stock and the Series B Preferred Stock as required by the Recapitalization Letter Agreement without the lengthy delay associated with obtaining stockholder approval required under the Nasdaq Marketplace Rules, we delisted our shares of common stock from the Nasdaq National Market, effective as of the close of business on April 1, 2005.

Claims and Litigation
      We submitted the Pemex EPC 64 claims related to interruptions due to adverse weather conditions to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce in April 2005. The arbitration process is at an early stage, and we intend to vigorously pursue our claims.
      The underwriters on the marine hull insurance policy for the Gulf Horizon on its tow to Israel filed suit for a declatory judgment that the policy was void from inception due to alleged misrepresentation of the risk. The underwriters recently added a claim that the barge was unseaworthy at the inception of coverage. We counter-claimed for the total policy limits of $28 million, plus sue and labor expenses of $1.5 million. The court recently held a scheduling conference at which time the parties were instructed to exchange evidence by August 30, 2005. The court also was asked to set the case for trial at the earliest date after March 1, 2006, and we expect trial to be set for June 2006. Management intends to vigorously pursue its claims against the marine hull insurance underwriters.
      On July 7, 2005, we settled all claims related to the suit filed against Williams for breach of contract and wrongful withholding of amounts due to us for services provided on a pipeline project in 2003. Williams paid $4.8 million for all claims related to the suit and for the settlement of Williams’ portion of the insurance deductibles for Builder’s Risk insurance claims under the contract. We previously reported that our best estimate of the amount recoverable in connection with the lawsuit and the carrying amount reflected in our financial statements was $5.5 million for the breach of contract claim and $1.0 million for the Builder’s Risk insurance claims. In conjunction with this settlement, we also reached agreement with a subcontractor performing non-destructive testing services on the project to reduce the amounts owed to it by $0.3 million. The net $(1.4) million loss, as a result of this settlement and the agreement reached with the subcontractor, was recorded in the second quarter ended June 30, 2005. Of the settlement proceeds, $3.8 million was used to repay a portion of the outstanding amount under our Senior Credit Facilities, and the remaining $1.0 million of proceeds will be used for working capital and other general corporate purposes.

Off-Balance Sheet Arrangements
      We do not have any significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Capital Expenditures
      We have fixed debt service and lease payment obligations under notes payable and operating leases for which we have material contractual cash obligations. Interest rates on our debt vary from the one-month commercial paper rate plus 2.45% to 15%, and our average interest rate at June 30, 2005 was 9.8%. The following table summarizes our long-term material contractual cash obligations, including interest payments calculated at the effective interest rate at June 30, 2005 on variable rate debt and the interest rates on our fixed rate debt (in thousands):

	Remainder
	of 2005	2006	2007	2008	2009	Thereafter	Total

Principal and interest payments on debt	$17,515	$42,184	$69,166	$5,989	$5,744	$56,712	$197,310
Operating leases	1,356	2,537	2,491	2,288	153	269	9,094
Other long-term liabilities	—	—	—	—	—	70,608	70,608

	$18,871	$44,721	$71,657	$8,277	$5,897	$127,589	$277,012

      Planned capital expenditures for the remainder of 2005 are estimated to range from approximately $2 million to $4 million and primarily related to vessel improvements and scheduled dry-docks. These expenditures will depend upon available funds, work awarded and future operating activity.
Forward-Looking Statements
      In addition to historical information, Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements regarding events and financial trends that may affect our future operating results and financial position. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

•	our ability to meet our significant debt service and other obligations;

•	our ability to finance our capital requirements;

•	our ability to obtain additional financing needed in the future;

•	our substantial debt of approximately $159.8 million as of June 30, 2005 continues to adversely affect our financial condition;

•	our ability to comply with our financial and other covenants in the future;

•	the potential impairment of our assets in the future;

•	we have had operating losses for 2002, 2003 and 2004 and the first six months of 2005, and there can be no assurance that we will generate operating income in the future;

•	the outcome of the arbitration of our claims against Pemex;

•	the outcome of litigation with the underwriters of the insurance coverage on the Gulf Horizon;

•	our common stock was delisted from the Nasdaq National Market, effective as of the close of business on April 1, 2005;

•	the potential receipt of an audit opinion with a “going concern” explanatory paragraph from our independent registered public accounting firm would likely adversely affect our operations;

•	our largest stockholders may continue to have a significant degree of influence over us;

•	industry volatility, including the level of capital expenditures by oil and gas companies due to fluctuations in the price, and perceptions of the future price of oil and gas;

•	our ability to obtain performance bonds and letters of credit if required to secure our performance under new international contracts;

•	contract bidding risks, including those involved in performing projects on a fixed-price basis and extra work performed outside the original scope of work, and the successful negotiation and collection of such contract claims;

•	the highly competitive nature of the marine construction business;

•	operating hazards, including the unpredictable effect of natural occurrences on operations and the significant possibility of accidents resulting in personal injury and property damage;

•	seasonality of the offshore construction industry in the U.S. Gulf of Mexico;

•	risks involved in the expansion of our operations into international offshore oil and gas producing areas, where we have previously not been operating;

•	our dependence on the continued strong working relationships with significant customers operating in the U.S. Gulf of Mexico;

•	percentage-of-completion accounting;

•	the continued active participation of our executive officers and key operating personnel;

•	the effect on our performance of regulatory programs and environmental matters;

•	the risks involved in joint venture operations required from the time to time on major international projects; and

•	a possible terrorist attack or armed conflict could harm our business.
      Many of these factors are beyond our ability to control or predict. We caution investors not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update the forward-looking statements contained in this report, whether as a result of receiving new information, the occurrence of future events or otherwise.
      These and other uncertainties related to the business are described in detail under the heading “Cautionary Statements” in our 2004 Annual Report in Amendment No. 2 on Form 10-K/ A.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Our market risk exposures primarily include interest rate and exchange rate fluctuation on financial instruments as detailed below. Our market risk sensitive instruments are classified as “other than trading.” The following sections address the significant market risks associated with our financial activities for the six months ended June 30, 2005. Our exposure to market risk as discussed below includes “forward-looking statements” and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in interest rates or foreign currency exchange rates.
      As of June 30, 2005, the carrying value of our debt, including $1.2 million of accrued interest, was approximately $161.0 million. The fair value of this debt approximates the carrying value because the interest rates on a portion of our debt are based on floating rates identified by reference to market rates. The fair value of our Senior Credit Facilities and Subordinated Notes approximates the carrying value because the interest rates charged are at rates at which we can currently borrow. We have $30.4 million and $40.2 million aggregate principal amount of Senior Credit Facilities at a fixed 15% and 10% interest rate, respectively. We also have $25.1 million aggregate principal amount of Subordinated Notes at a fixed 8% interest rate. A hypothetical 1% increase in the applicable floating interest rates as of June 30, 2005 would increase annual interest expense by approximately $0.6 million on floating rate debt of $64.1 million.
      We collect revenues and pay local expenses in foreign currency. We manage foreign currency risk by attempting to contract as much foreign revenue as possible in U.S. dollars. Approximately 90% of revenues from foreign contracts are denominated in U.S. dollars. We monitor the exchange rate of our foreign currencies in order to mitigate the risk from foreign currency fluctuations. We receive payment in foreign currency equivalent to the U.S. dollars billed, which is converted to U.S. dollars that day or the following day. We recognized a $59,000 net foreign currency loss due to activity in foreign areas denominated in local currency and a decline in the U.S. dollar compared to these local currencies for the six months ended June 30, 2005. Additional exposure could occur as we perform more contracts internationally.
      The level of construction services required by a customer depends on the size of its capital expenditure budget for construction for the year. Consequently, customers that account for a significant portion of contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years.

Item 4.	Controls and Procedures
      As of June 30, 2005, an evaluation was performed under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the rules promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the principal executive and financial officers concluded that the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance that such disclosure controls and procedures will meet their objectives. There have been no changes in our internal controls over financial reporting or in other factors during our most recent fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, these internal controls over financial reporting.
      Management, including our principal executive and financial officers, does not expect that our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in a cost-effective control system, misstatement due to error and/or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      In July 2003, we formally submitted total claims to Pemex of approximately $78 million that included unapproved claims for extra work related to interferences, interruptions and other delays, as well as claims for additional scope of work performed. Since that time, our negotiations with Pemex have resulted in us settling the non-weather claims for $9.1 million. We submitted the Pemex EPC 64 claims related to interruptions due to adverse weather conditions to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce in April 2005. The arbitration process is at an early stage, and we intend to vigorously pursue our claims. As of June 30, 2005, the carrying value of this claim included in costs in excess of billings totaled $18.5 million, net of a $33.1 million allowance for doubtful costs in excess of billings.
      On September 12, 2003, we filed a lawsuit in the 295th Judicial District of the District Court for Harris County, Texas against Williams for whom we provided marine construction services. The lawsuit asserted a claim for damages for breach of contract and wrongful withholding of amounts due to us for services provided in 2003 under the contract and a claim related to Williams’ portion of the insurance deductible under the Builder’s Risk insurance policy for the contract totaling $12.3 million. The lawsuit sought specific compensatory damages and fees and costs. Williams filed a counter-claim against us for alleged breach of contract. On July 7, 2005, we settled all claims related to the lawsuit filed against Williams, and Williams paid $4.8 million for all claims related to the lawsuit and for the settlement of their portion of the insurance deductibles for Builder’s Risk insurance claims under the contract. We previously reported that our best estimate of the amount recoverable in connection with the lawsuit and the carrying amount reflected in our financial statements was $5.5 million for the breach of contract claim and $1.0 million for the Builder’s Risk insurance claims. In conjunction with this settlement, we also reached agreement with a subcontractor performing non-destructive testing services on the project to reduce the amounts owed to it by $0.3 million. The net $(1.4) million loss, as a result of this settlement and the agreement reached with the subcontractor, was recorded in the second quarter ended June 30, 2005. Of the settlement proceeds, $3.8 million was used to repay a portion of the outstanding amount under our Senior Credit Facilities, and the remaining $1.0 million of proceeds will be used for working capital and other general corporate purposes.
      On May 18, 2004, our pipelay barge, the Gulf Horizon, caught fire while on tow from the U.S Gulf of Mexico to Israel to perform the IEC project. In August 2004, the underwriters on the policy for marine hull insurance purchased to cover physical damage to the Gulf Horizon during the tow filed an action for declaratory judgment in the English High Court seeking a declaration that the policy is void from its inception due to a misrepresentation of the risk. The underwriters recently added a claim that the barge was unseaworthy at the inception of coverage. We counter-claimed for the total policy limits of $28 million, plus sue and labor expenses of $1.5 million. The court recently held a scheduling conference at which time the parties were instructed to exchange evidence by August 30, 2005. The court also was asked to set the case for trial at the earliest date after March 1, 2006, and we expect trial to be set for June 2006. Management intends to vigorously pursue its claims against the marine hull insurance underwriters.
      We are involved in various routine legal proceedings primarily involving claims for personal injury under the Jones Act and general maritime laws which we believe are incidental to the conduct of our business. We believe that none of these proceedings, if adversely determined, would have a material adverse effect on our business or financial condition.

Item 2.	Unregistered Sales of Securities and Use of Proceeds
      We entered into a Recapitalization Letter Agreement dated March 31, 2005 with the holders of all of our Subordinated Notes to exchange debt for equity. The Recapitalization Letter Agreement terminated the October 29, 2004 recapitalization letter agreement that we entered into with the holders of the

Subordinated Notes. On June 10, 2005, the holders of our Subordinated Notes exchanged approximately $85 million of the approximately $110 million aggregate principal amount of total outstanding Subordinated Notes at June 10, 2005 and 1,400 shares of our Series A Preferred Stock for one million shares of a new series of Series B Preferred Stock and 60,000,015 shares of our common stock. Upon an amendment to our amended and restated certificate of incorporation to increase our authorized shares of common stock to 1.5 billion shares, the Series B Preferred Stock will mandatorily convert into 554,139,356 shares of common stock such that the common and preferred stock issued in the Exchange Transaction will on an “as converted” basis be equivalent to 95% of the number of shares of our aggregate outstanding common stock as of March 31, 2005, after giving effect to the Exchange Transaction. Prior to this mandatory conversion that is contingent upon stockholder approval, the Series B Preferred Stock has a liquidation preference equal to the greater of $40 million or the value of the shares of our common stock into which the Series B Preferred Stock is convertible immediately prior to liquidation. In addition, if the Series B Preferred Stock is not mandatorily converted into common stock by March 31, 2011, we will be required to redeem the Series B Preferred Stock for cash equal to $40 million increased at a rate of 10% per year, compounded quarterly, commencing June 30, 2005.
      We issued the shares of common stock and new series of preferred stock in reliance on exemptions from registration under the Securities Act of 1933, as amended, including Section 4(2) and Rule 506 promulgated thereunder.

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
Date: August 15, 2005

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