Form 10-K/A
period 2004-12-31
HORIZON OFFSHORE INC
filed 2005-08-16
CIK 1051431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/ A
Amendment No. 2

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
DOCUMENTS INCORPORATED BY REFERENCE
      None.

HORIZON OFFSHORE, INC.
ANNUAL REPORT ON FORM 10-K/ A
Amendment No. 2
For the Year Ended December 31, 2004
EXPLANATORY NOTE
      This Amendment No. 2 on Form 10-K/ A (the 2004 Form 10-K/ A) to our Annual Report on Form 10-K for the year ended December 31, 2004 (the 2004 Form 10-K), which was originally filed on March 31, 2005, is being filed to address comments that we received from the staff of the Division of Corporation Finance (the Staff) of the Securities and Exchange Commission (the SEC) in connection with the Staff’s normal periodic review of our filings. In our 2004 Form 10-K, we recorded insurance recoveries on a policy of mortgagee’s interest insurance expected to be realized for the fire sustained on the Gulf Horizon as a long-term asset under the caption “Insurance Receivable.” Based upon our evaluation and response to the Staff’s comments, we concluded that recording the insurance recovery as a long-term asset has the accounting effect of derecognizing a liability, because the insurance proceeds from the mortgagee’s interest insurance policy would be paid directly to one of our lenders, as named beneficiary on the policy, and then used to reduce our existing debt that the Gulf Horizon secures and the claim has not been filed. Our debt obligation was reflected as a liability on our balance sheet at December 31, 2004. We were advised by our independent registered public accounting firm of a potential error and made the determination to restate our 2004 consolidated financial statements to record an additional loss in the quarter ended September 30, 2004 related to the expected benefit, if any, from the indirect cash flows under the mortgagee’s interest insurance policy for the Gulf Horizon and the recognition of this benefit as a long-term asset. Also, we are restating our earnings (loss) per share — basic and diluted for 2004 (including the interim periods therein) to include 5,283,300 shares of common stock issuable in connection with warrants issued on March 11, 2004 to holders of our 16% Subordinated Notes, each with a remaining exercise price of $0.01, in the calculation of weighted average shares used in computing earnings (loss) per share. The 5,283,300 warrants are considered outstanding common shares for computing earnings (loss) per share — basic and diluted at March 11, 2004 in accordance with SFAS No. 128, “Earnings Per Share” because these shares were issuable for little cash consideration and there was no contingency for the issuance of these shares. The restatement of our 2004 consolidated financial statements increased the operating loss of $(25.1) million to $(34.2) million and increased the net loss of $(54.5) million, or $(2.00) per share — basic and diluted, to $(63.6) million, or $(2.06) per share — basic and diluted, for the year ended December 31, 2004, increased the weighted average shares used in computing earnings (loss) per share — basic and diluted from 27,233,280 to 30,889,021, and reduced assets by $(9.1) million and increased our accumulated deficit by $(9.1) million at December 31, 2004.
      Our independent registered public accounting firm has also reissued their two reports in connection with our restated consolidated financial statements and management’s evaluation and assessment of the effectiveness of our internal control over financial reporting, which are included under the headings “Report of Independent Registered Public Accounting Firm” with the accompanying consolidated financial statements. We have also reissued our report under the heading “Management’s Report on Internal Control over Financial Reporting” included with the accompanying consolidated financial statements. For the convenience of the reader, this 2004 Form 10-K/ A sets forth the complete text of our originally filed 2004 Form 10-K in its entirety rather than just the amended portions thereof. No attempt has been made in this 2004 Form 10-K/ A to modify or update other disclosures presented in the 2004 Form 10-K, other than to correct typographical and other immaterial errors or to include amended information set forth in prior amendments thereto. Except for the adjustment described above, this 2004 Form 10-K/ A does not reflect events occurring after March 31, 2005, the date of the original filing of our 2004 Form 10-K, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this 2004 Form 10-K/ A should be read in conjunction with our filings made with the SEC subsequent to the filing of the 2004 Form 10-K, and any amendments thereto.
      The following items have been amended as a result of the restatement described above:

Part I — Items 1. and 2. — Business and Properties

Part II — Item 6. — Selected Financial Data

Part II — Item 7. —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II — Item 8. — Financial Statements and Supplementary Data

Part II — Item 9A. — Controls and Procedures

Part III — Item 13. — Certain Relationships and Related Transactions

Part IV — Item 15. — Exhibits, Financial Statement Schedules

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
      We will use the proceeds of the Senior Credit Facilities to repay the $25.6 million outstanding under our revolving credit facility with The CIT Group/ Equipment Financing, Inc. (CIT Group) maturing in May 2005, make a $2.0 million prepayment on our CIT Group term loan and pay an estimated $3.0 million of closing costs and fees. We will use the balance of the proceeds from this financing transaction to provide working capital to support our operations and for other general corporate purposes. The second step of our recapitalization plan consists of a debt for equity exchange. In order to implement this exchange, we entered into a letter agreement dated March 31, 2005 (the Recapitalization Agreement) with the holders of all of our

Subordinated Notes that terminated the October 29, 2004 recapitalization letter agreement. The Recapitalization Agreement contemplates that we will use our best efforts to close a series of recapitalization transactions pursuant to which the holders of our Subordinated Notes will exchange approximately $85 million of Subordinated Notes and 1,400 shares of our Series A Redeemable Participating Preferred Stock (Series A Preferred Stock) for one million shares of a new series of Series B Mandatorily Convertible Preferred Stock (Series B Preferred Stock) and 60 million shares of our common stock. The common stock and Series B Preferred Stock issued in the debt for equity exchange on an “as converted” basis will be equivalent to 95% of our aggregate outstanding common stock after giving effect to the recapitalization transactions. This equity will also be issued in consideration of the Subordinated Note holders consenting to the financing transaction and release of all of the collateral securing the Subordinated Notes, amending the terms of the $25 million of Subordinated Notes that are expected to remain outstanding following the closing of the recapitalization transactions to extend their maturity to March 2010 and reduce their interest rate to 8% per annum payable in-kind, and, if applicable, participating in the financing transaction as a lender.
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
      We currently compete in the Gulf in water depths of 200 feet or less primarily with Global Industries, Ltd., Torch Offshore, Inc. and Chet Morrison Contractors, Inc. Torch Offshore, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2005 and several of its vessels are currently stacked and temporarily removed from the market. In projects in water depths of 200 feet or more or where a higher degree of complexity is involved, competition generally is limited to Global Industries, Ltd. and from time to time other international companies that may have vessels operating in the U.S. Gulf of Mexico. We compete primarily with Offshore Specialty Fabricators, Inc., Manson Gulf L.L.C., Bisso Marine Co., Inc. and Diamond Services Corporation for the installation and removal of production platforms.
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

We have had three consecutive years of operating losses and may incur additional operating losses in the future
      We reported operating losses of $(34.2) million, $(69.7) million and $(1.3) million for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, we had an accumulated deficit of $(117.7) million. We expect to continue to incur net losses during 2005. We may not be profitable in the future. If we do achieve profitability in any period, we may not be able to sustain or increase such profitability on a quarterly or annual basis. We had cash flows provided by (used in) operations of $2.1 million for 2004, $(53.1) million in 2003 and $48.5 million in 2002. Insufficient cash flows may adversely affect our ability to fund capital expenditures and pay debt service and other contractual obligations. If revenue generated from our existing backlog or any new projects awarded is less than estimated, we experience difficulty in collecting contractual amounts, or operating expenses exceed our expectations, our business, results of operations and financial condition will be materially and adversely affected.

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
      The fire aboard the Gulf Horizon in May 2004 has negatively impacted revenues, profitability and liquidity, and we recorded an impairment loss of $20.3 million on the Gulf Horizon and related assets. The underwriters on the insurance policy covering the Gulf Horizon while on tow have filed an action seeking to avoid coverage. The process of collecting any insurance proceeds has continued to impact our liquidity. Proceeds received from the insurance company will be used either to repair the vessel, or if the vessel ultimately is determined to be beyond repair, to reduce debt collateralized by the vessel. We have not reflected any recoveries of insurance proceeds from the hull insurance policy in our consolidated financial statements and will recognize a gain in the period of collection.

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

	Year Ended December 31,

	Restated
	2004(1)	2003	2002	2001	2000

	(In thousands, except per share data)
INCOME STATEMENT DATA(2):
Contract revenues	$254,209	$270,313	$283,410	$272,208	$160,532
Cost of contract revenues	226,391	263,812	253,016	237,175	136,146

Gross profit	27,818	6,501	30,394	35,033	24,386
Selling, general and administrative expenses	30,687	21,749	21,845	13,771	9,401
Reserve for claims and receivables	5,692	33,092	—	—	—
Impairment of property, equipment and intangibles	22,361	21,332	9,852	—	—
Impairment loss on assets held for sale	3,268	—	—	—	—

Operating income (loss)	(34,190)	(69,672)	(1,303)	21,262	14,985
Other:
Interest expense, net of amount capitalized	(25,995)	(9,542)	(4,585)	(5,381)	(7,730)
Interest income	286	67	91	403	718
Loss on debt extinguishment	(1,719)	(868)	—	(874)	—
Gain (loss) on sale of assets	—	—	—	(22)	6
Other income (expense), net	152	(88)	(2,831)	(184)	(84)

Net income (loss) before income taxes and cumulative effect of accounting change	(61,466)	(80,103)	(8,628)	15,204	7,895
Income tax provision (benefit)	2,103	(7,599)	(3,079)	4,511	2,902

Net income (loss) before cumulative effect of accounting change	(63,569)	(72,504)	(5,549)	10,693	4,993
Cumulative effect of accounting change, net of taxes of $743	—	—	—	—	1,381

Net income (loss)	$(63,569)	$(72,504)	$(5,549)	$10,693	$6,374

Earnings per share — basic:
Net income (loss) before cumulative effect of accounting change	$(2.06)	$(2.74)	$(0.22)	$0.48	$0.27
Cumulative effect of accounting change	—	—	—	—	0.07

Net income (loss) — basic	$(2.06)	$(2.74)	$(0.22)	$0.48	$0.34

Earnings per share — diluted:
Net income (loss) before cumulative effect of accounting change	$(2.06)	$(2.74)	$(0.22)	$0.46	$0.26
Cumulative effect of accounting change	—	—	—	—	0.07

Net income (loss) — diluted	$(2.06)	$(2.74)	$(0.22)	$0.46	$0.33

	Year Ended December 31,

	Restated
	2004(1)	2003	2002	2001	2000

	(In thousands, except per share data)
STATEMENT OF CASH FLOW DATA:
Net cash provided by (used in) operating activities	$2,095	$(53,065)	$48,487	$(43,994)	$8,723
Net cash used in investing activities	(4,776)	(14,683)	(59,752)	(53,223)	(18,178)
Net cash provided by financing activities	30,541	71,790	9,474	95,838	10,581
OTHER FINANCIAL DATA:
Depreciation and amortization	$19,702	$19,718	$15,959	$12,935	$9,591
Capital expenditures	5,579	17,797	58,752	54,828	19,268

	December 31,

	Restated
	2004	2003	2002	2001	2000

BALANCE SHEET DATA:
Working capital	$29,022	$26,107	$30,385	$78,055	$9,952
Property and equipment, net	198,804	239,411	257,847	221,446	176,895
Total assets	394,277	409,541	420,533	393,584	239,425
Long-term debt, net of current maturities	170,347	146,886	90,062	111,414	78,415
Preferred stock subject to mandatory redemption	416	—	—	—	—
Stockholders’ equity	93,274	139,811	211,675	185,690	104,035
NON-GAAP FINANCIAL DATA:
Adjusted EBITDA(3)	$17,672	$(28,710)	$21,677	$33,117	$24,498

Adjusted EBITDA calculation is as follows:
Net income (loss)	$(63,569)	$(72,504)	$(5,549)	$10,693	$6,374
Cumulative effect of accounting change	—	—	—	—	(1,381)
Income tax provision (benefit)	2,103	(7,599)	(3,079)	4,511	2,902
Net interest expense	25,709	9,475	4,494	4,978	7,012
Depreciation and amortization	19,702	19,718	15,959	12,935	9,591
Loss on debt extinguishment	1,719	868	—	—	—
Non-cash impairments	32,008	21,332	9,852	—	—

Adjusted EBITDA	$17,672	$(28,710)	$21,677	$33,117	$24,498

(1)	We have restated our 2004 consolidated financial statements to record an additional loss of $9.1 million in the quarter ended September 30, 2004 related to the expected benefit, if any, from the indirect cash flows under the mortgagee’s interest insurance policy for the Gulf Horizon and the recognition of this benefit as a long-term asset. Also, we have restated our earnings (loss) per share — basic and diluted for 2004 (including the interim periods therein) to include 5,283,300 shares of common stock issuable in connection with warrants issued on March 11, 2004 to holders of our 16% Subordinated Notes in the calculation of weighted average shares used in computing earnings (loss) per share — basic and diluted.

The effect of the restatement on the amounts previously reported in our 2004 Form 10-K is as follows (in thousands):

	2004

	As Previously
	Reported	As Restated

INCOME STATEMENT DATA:
Impairment of property, equipment and intangibles	$13,295	$22,361
Operating loss	(25,124)	(34,190)
Net loss before income taxes	(52,400)	(61,466)
Net loss	(54,503)	(63,569)
Net loss per share — basic and diluted computed based upon the previously reported weighted average shares used in computing earnings per share of 27,233,280	$(2.00)
Net loss per share — basic and diluted computed based upon the restated weighted average shares used in computing earnings per share of 30,889,021		$(2.06)
Weighted average shares used in computing earnings per share — basic and diluted	27,233	30,889
BALANCE SHEET DATA:
Insurance receivable	$9,255	$—
Other assets	26,671	26,860
Total assets	403,343	394,277
Accumulated deficit	(108,654)	(117,720)
Total stockholders’ equity	102,340	93,274

(2)	We have recorded reserves for claims and receivables and impairment losses on vessels and related equipment, inventory and goodwill during 2004, 2003, and 2002, which are included in the following financial statement captions in our consolidated statements of operations (in thousands). No reserves or impairments were recorded in 2001 and 2000.

	Year Ended December 31,

	Restated
	2004	2003	2002	2001	2000

INCOME STATEMENT CAPTION:
Cost of contract revenues:
Impairment of inventory	$6,379	$—	$—	$—	$—
Reserve for claims and receivables:
Pemex EPC 64	$—	$33,092	$—	$—	$—
Iroquois	5,692	—	—	—	—

	$5,692	$33,092	$—	$—	$—

Impairment of property, equipment and intangibles:
Impairment losses on vessels and related equipment	$1,059	$21,332	$9,852	$—	$—
Impairment loss on the Gulf Horizon	20,302	—	—	—	—
Impairment of goodwill	1,000	—	—	—	—

	$22,361	$21,332	$9,852	$—	$—

Impairment loss on assets held for sale:
Impairment losses on vessels held for sale	$3,268	$—	$—	$—	$—

Total reserves for claims and receivables and impairments	$37,700	$54,424	$9,852	$—	$—

(3)	Horizon calculates Adjusted EBITDA (adjusted earnings before interest, income taxes, depreciation and amortization) as net income or loss excluding income taxes, net interest expense, depreciation and amortization, cumulative effect of accounting change, loss on debt extinguishment and non-cash impairments. Net income or loss includes revenues for services for which non-cash consideration is received. Horizon has separately identified non-cash charges which are non-recurring, infrequent, unusual, or isolated or the result of special circumstances and has excluded these non-cash charges from the calculation of Adjusted EBITDA. Horizon has aligned the disclosure of Adjusted EBITDA with the financial covenants in our material credit agreements with various lenders, including maintaining a required positive EBITDA, as defined. Horizon believes that Adjusted EBITDA is a material component of the financial covenants in our credit agreements and non-compliance with the covenants could result in the acceleration of indebtedness. Adjusted EBITDA is not calculated in accordance with Generally Accepted Accounting Principles (GAAP), but is a non-GAAP measure that is derived from items in Horizon’s GAAP financials and is used as a measure of operational performance. A reconciliation of the non-GAAP measure to Horizon’s income statement is included. Horizon believes Adjusted EBITDA is a commonly applied measurement of financial performance by investors. Horizon believes Adjusted EBITDA is useful to investors because it gives a measure of operational performance without taking into account items that Horizon does not believe relate directly to operations or that are subject to variations that are not caused by operational performance. This non-GAAP measure is not intended to be a substitute for GAAP measures, and investors are advised to review this non-GAAP measure in conjunction with GAAP information provided by Horizon. Adjusted EBITDA should not be construed as a substitute for income from operations, net income (loss) or cash flows from operating activities (all determined in accordance with GAAP) for the purpose of analyzing Horizon’s operating performance, financial position and cash flows. Horizon’s computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Restatement of Previously Issued 2004 Consolidated Financial Statements
      We have restated our 2004 consolidated financial statements to record an additional loss of $9.1 million in the quarter ended September 30, 2004 related to the expected benefit, if any, from the indirect cash flows under the mortgagee’s interest insurance policy for the Gulf Horizon and the recognition of this benefit as a long-term asset. Also, we have restated our earnings (loss) per share — basic and diluted for 2004 (including the interim periods therein) to include 5,283,300 shares of common stock issuable in connection with warrants issued on March 11, 2004 to holders of our 16% Subordinated Notes in the calculation of weighted average shares used in computing earnings (loss) per share — basic and diluted. The restatement of our 2004 consolidated financial statements increased the operating loss of $(25.1) million to $(34.2) million, increased the net loss of $(54.5) million, or $(2.00) per share — basic and diluted, to $(63.6) million, or $(2.06) per share — basic and diluted for the year ended December 31, 2004, increased the weighted average shares used in computing earnings (loss) per share — basic and diluted from 27,233,280 to 30,889,021, and reduced assets by $(9.1) million and increased our accumulated deficit by $(9.1) million at December 31, 2004. We expect to record a gain in a future period when the insurance proceeds, if any, are collected and our debt obligation is reduced. See Notes 1 and 10 in the accompanying notes to consolidated financial statements. Certain information below has been amended to reflect the restatement made to the consolidated financial statements.
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
      We had an operating loss for 2004 of $(34.2) million. Gross profit was $27.8 million (10.9% on revenues of $254.2 million) for the year ended December 31, 2004. Gross profit improved for 2004 due to revenues and gross profits related to our IEC and Pemex contracts, which accounted for 36% and 23% of consolidated revenues for the year ended December 31, 2004, respectively. Offsetting the improvement in gross profit is a $6.4 million impairment loss on the carrying value of our inventory of production platforms and other structures, which is included in cost of contract revenues of our domestic operations for the fourth quarter of 2004. In addition, our domestic operations generated operating losses, as the level of contract activity and associated revenues were not sufficient to support our operating cost structure in this geographic area. The continuing low levels of vessel utilization due to competitive market conditions, a decrease in demand for our services and unusually adverse weather in the U.S. Gulf of Mexico during the second quarter of 2004 were contributing factors to the loss from our domestic operations. Approximately 60% of our work in the U.S. Gulf of Mexico during the fourth quarter of 2004 is attributable to repair work on pipelines and structures that were damaged by Hurricane Ivan in September 2004.
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
      Construction activities related to the two-year pipeline and structural installation program offshore Nigeria were completed in the second quarter of 2004. Our customer in Nigeria did not exercise their option, which expired in September 2004 pursuant to the contract, for a third year of work. During the third quarter of 2004, we completed a contract in West Africa for the repair of a 26” diameter export pipeline. Revenues from our West Africa operations of $17.4 million accounted for 6.8% of our consolidated revenues for 2004. In December 2004, we signed a contract with West Africa Gas Pipeline Company Limited (WAPCo) for the installation of the West Africa Gas Pipeline. WAPCo is a consortium of Chevron Texaco, Shell Overseas Holding, Ltd., Nigerian National Petroleum Corporation and Takoradi Power Company Limited of Ghana. The Sea Horizon will mobilize and is expected to begin work on this project in August 2005 to install approximately 360 miles of 20” diameter pipeline and 10 miles of 18” diameter pipeline. The Brazos Horizon is expected to begin work on this project in October 2005 to install four near shore sections of pipeline ranging from 8” diameter to 20” diameter and to complete approximately 22 miles of 8”diameter to 10” diameter lateral pipeline. The contract is expected to be substantially complete in October 2006.
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
      In addition to the impairment loss on inventory, we recorded impairments and reserves totaling $31.3 million, which also increased the operating loss for 2004. During the fourth quarter of 2004, we recorded a $5.7 million reserve on the Iroquois receivable due to the settlement of our litigation with Iroquois for less than the carrying value of the claims and receivables. The $22.4 million impairment of property, equipment and intangibles includes an impairment loss of $20.3 million on the Gulf Horizon due to a fire in May 2004 while on tow from the U.S. Gulf of Mexico to Israel, a $1.1 million impairment loss on the Cajun Horizon resulting from the removal of this vessel from service and a $1.0 million impairment of goodwill. During the third quarter of 2004, the underwriters on the policy of marine hull insurance purchased to cover physical damage to the Gulf Horizon during the tow filed a declaratory judgment action in England seeking a declaration that the policy was void from its inception. The underwriters claim that we did not adequately describe the work to be performed by the riding crew of the barge while on tow. As a result of the litigation of this claim, we have not recognized the recovery of losses under this policy, and we have recorded an impairment loss of $20.3 million on the Gulf Horizon to reflect its current market value of $2.0 million as of December 31, 2004. Due to the low utilization of our vessels servicing the U.S. Gulf of Mexico, we removed the Cajun Horizon from service. During the fourth quarter, we determined that we will cease operations of one of our Mexican subsidiaries and recognized impairment of the remaining goodwill associated with that entity. We recorded a charge of $3.3 million as impairment loss on assets held for sale during 2004 to reduce the net carrying value of these assets to their fair value, less the estimated cost to sell the assets. During the second quarter of 2004, we implemented a plan to sell the Phoenix Horizon (a marine construction vessel), two dive support vessels and a cargo barge due to the sustained difficult economic environment and depressed market for the marine construction industry throughout 2003 and 2004. Based upon our marketing of these assets for sale, discussions with potential buyers have indicated a decline in market value of two of the assets held for sale. During the fourth quarter of 2004, we completed the sale of the cargo barge and received net proceeds of approximately $745,000 which was used to repay a portion of our CIT Group revolving credit facility and resulted in a $7,000 gain on the sale.
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
      During 2004, we recorded an impairment loss of $20.3 million on the Gulf Horizon and related assets as a result of a fire it sustained while on tow to Israel and because the insurance claim is in litigation, a $1.1 million impairment loss on the Cajun Horizon as a result of our decision to remove this vessel from service and a $3.3 million impairment loss on assets held for sale as discussions with potential buyers have indicated a decline in market value of these assets.

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

Federal Income Taxes
      We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. The current provision for income tax is based upon the current tax laws and our interpretation of these laws, as well as the probable outcomes of any foreign or domestic tax audits. The value of our net deferred tax asset is dependent upon our estimates of the amount and category of future taxable income and is reduced by the amount of any tax benefits that are not expected to be realized. In September 2004, we received a $784,000 refund of alternative minimum tax paid in prior years due to the enactment of the Job Creation and Worker Assistance Act of 2002, which changed the calculation of the alternative minimum tax net operating loss deduction and allowed us to use a portion of our alternative minimum tax net operating loss to be deducted from alternative minimum taxable income generated in prior years. We reduced our deferred tax asset related to alternative minimum tax and accordingly reduced the valuation allowance associated with the realization of this deferred tax asset. For the years ended December 31, 2004, 2003 and 2002, a valuation allowance of $22.3 million, $23.1 million and $0 was charged as income tax expense against the net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income, respectively. Our valuation allowance as of December 31, 2004 is approximately $45.5 million. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our financial position and results of operations. Certain past and anticipated future changes in ownership could limit our ability to realize portions of the loss carryforwards.

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

Impairment of Property, Equipment and Intangibles.
      During 2004, we recorded an impairment loss of $20.3 million on the Gulf Horizon and related assets as a result of a fire it sustained while on tow to Israel, a $1.1 million impairment charge resulting from the removal from service of the Cajun Horizon and a $1.0 million impairment charge for the remaining book value of goodwill related to one of our inactive Mexican subsidiaries. In 2003, we recognized a $21.3 million impairment loss on the value of the Phoenix Horizon, two diving support vessels, one small construction vessel, a cargo barge and related marine equipment due to lower expected utilization levels. The sustained difficult economic environment and depressed market for the marine construction industry throughout 2003 and 2004 has resulted in a decline in the utilization of our vessels, triggering the impairment of the vessels, the cargo barge and related marine equipment.
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

Income Taxes (Benefit).
      We use the liability method of accounting for income taxes. We recorded a federal income tax provision of $2.1 million on a pre-tax loss of $(61.5) million for 2004. We recorded a federal income tax benefit of $(7.6) million, at a net effective rate of 9.5% on a pre-tax loss of $(80.1) million for 2003. The provision for 2004 relates to foreign taxes on income generated from international operations, which was reduced by the refund we received of $784,000 for the deduction of alternative minimum tax net operating losses from prior years against alternative minimum taxable income generated in prior years allowed by the Job Creation and Worker Assistance Act of 2002. For 2003, the difference in the effective tax rate and the statutory tax rate is primarily due to the tax benefit recognized in 2003 attributable to a research and development credit of $(3.4) million. There was no tax benefit recorded on pre-tax losses due to the recording of additional valuation allowance of $22.3 million for the year ended December 31, 2004 to fully offset our net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income. The utilization of any net operating loss carryforwards is dependent on the future profitability of the company. Accordingly, no assurance can be given regarding the ultimate realization of such loss carryforwards.

Net Loss.
      Net loss was $(63.6) million, or $(2.06) per share-diluted, for 2004, compared to a net loss for 2003 of $(72.5) million, or $(2.74) per share-diluted.

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

Working Capital
      As of December 31, 2004, we had working capital of $29.0 million compared to $26.1 million of working capital at December 31, 2003. The increase in working capital was primarily attributable to a decrease in accrued job costs offset by an increase in the current maturities of our long-term debt. We have closely managed cash due to our lack of liquidity and negotiated extended payment schedules with our large trade payable creditors and subcontractors. In addition, we repaid our revolving credit facilities with Southwest Bank that matured in February 2005. On March 31, 2005, we refinanced our debt maturing in 2005 to provide additional financing necessary to meet our working capital needs. As a result of the refinancing of the debt maturing in 2005, we have classified $23.0 million of our three revolving credit facilities as long-term debt at December 31, 2004. We have classified all of our Subordinated Notes as long-term debt at December 31, 2004 as the Subordinated Note holders have released all of the collateral securing the Subordinated Note in favor of the Senior Credit Facilities.

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
      Our consolidated financial statements appear on pages 64 through 108 in this report and are incorporated herein by reference. See Index to consolidated financial statements on page 59.

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
Disclosure Controls and Procedures
      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) at the time of the original filing on March 31, 2005 of our 2004 Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by that annual report.
      We have restated our consolidated balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for year ended December 31, 2004 presented in this Form 10-K/ A as a result of a normal periodic review of our financial reports by the Staff of the SEC and follow-up discussions with the Staff. In our 2004 Form 10-K, we recorded insurance recoveries on a policy of mortgagee’s interest insurance expected to be realized for the fire sustained on the Gulf Horizon as a long-term asset under the caption “Insurance Receivable.” Based upon our evaluation and response to the Staff’s comments, we restated our 2004 consolidated financial statements to record an additional loss in the quarter ended September 30, 2004 related to the expected benefit, if any, from the indirect cash flows under the mortgagee’s interest insurance policy for the Gulf Horizon and the recognition of this benefit as a long-term asset. Please refer to

Note 1 in the accompanying notes to consolidated financial statements for additional information. Management and the Audit Committee of our Board of Directors, in consultation with our independent registered public accounting firm, believed that it was proper to record this economic benefit from the expected insurance recoveries that are probable of realization as an asset. The accounting literature we followed for our basis of accounting for this transaction was SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, SFAS No. 5, “Accounting for Contingencies” and on the conceptual framework of accounting for the definition of an asset as an economic benefit to the company.
      We concluded that recording the insurance recovery as a long-term asset has the accounting effect of derecognizing a liability, because the insurance proceeds from the mortgagee’s interest insurance policy would be paid directly to one of our lenders, as named beneficiary on the policy, and then used to reduce our existing debt that the Gulf Horizon secures and the claim has not been filed. Our debt obligation was reflected as a liability on our balance sheet at December 31, 2004. Unless we had documentation from our lender relieving us of our status as the primary obligor on the debt, the recognition of the asset under the circumstances is contrary to the guidance in SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Replacement of FASB Statement 125.”
      On August 4, 2005, our management and Audit Committee concluded, in consultation with our independent registered public accounting firm, to restate the previously issued financial statements to correct the accounting for the insurance recoveries, if any, expected for the Gulf Horizon.
      Also, we have restated our earnings (loss) per share — basic and diluted for 2004 to include 5,283,300 shares of common stock issuable in connection with warrants issued on March 11, 2004 to holders of our 16% Subordinated Notes, each with a remaining exercise price of $0.01, in the calculation of weighted average shares used in computing earnings (loss) per share. The 5,283,300 warrants are considered outstanding common shares for computing earnings (loss) per share — basic and diluted at March 11, 2004 in accordance with SFAS No. 128, “Earnings Per Share” because these shares were issuable for little cash consideration and there was no contingency for the issuance of these shares.
      As a result of the restatement of our consolidated balance sheet as of December 31, 2004 (including the interim periods therein) and the related statement of operations, stockholders’ equity and cash flows for year ended December 31, 2004, our management, including our principal executive officer and principal financial officer, re-evaluated its assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Based on that re-evaluation, our management concluded that our internal control over financial reporting was effective at December 31, 2004. In concluding that our disclosure controls and procedures were effective as of December 31, 2004, management considered, among other things, the circumstances that resulted in the restatement of our previously issued financial statements and the materiality of the restatement adjustments on the consolidated financial statements. Our management’s assessment of our internal control over financial reporting as of December 31, 2004 was audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.
      Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements.
Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
      The information required to be furnished under this heading is set forth under the captions “Management’s Report on Internal Control over Financial Reporting” on page 60 and “Report of Independent Registered Public Accounting Firm” on Internal Control over Financial Reporting on page 62.

Changes in Internal Control over Financial Reporting
      As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have not been any changes in internal control over financial reporting during the fourth quarter.

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
      Edward L. Moses, Jr. has managed his personal investments since April 2001. Previously, Mr. Moses served as President and Chief Executive Officer of Prime Natural Resources, Inc. from January 1998 until April 2001. Mr. Moses served as Senior Vice President — Engineering and Production of DeepTech International Inc. from 1992 until January 1998 and as a managing director of Deepwater Production Systems, Inc. from August 1993 to January 1998.
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
      Listed below are the names, ages and offices held by our executive officers as of April 22, 2005. As disclosed in the Current Report on Form 8-K that we filed on April 27, 2005, effective on April 30, 2005, Richard A. Sebastiao will resign as our Chief Restructuring Officer and principal executive officer, and David W. Sharp will serve as our President and Chief Executive Officer and Ronald D. Mogel will replace Mr. Sharp as our Chief Financial Officer.

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
Compensation
      The following table sets forth information about the compensation we paid to or accrued for our Chief Executive Officer and to each of our other executive officers who were serving as executive officers at the end of fiscal year ended December 31, 2004 for services rendered during that fiscal year:
Summary Compensation Table

						Long Term Compensation

						Awards		Payouts

		Annual Compensation					Securities
							Underlying
				Other Annual		Restricted	Options/	LTIP	All Other
Name and				Compensation		Stock	SAR’s	Payouts	Compensation
Principal Position	Year	Salary ($)	Bonus ($)	($)(1)		Awards ($)	(#)	($)	($)(2)

Bill J. Lam	2004	$463,000	$—	$61,121	(4)	—	—	—	$1,957,505	(5)
Former President and	2003	441,000	110,250	67,734	(4)	—	60,000	—	10,231
Chief Executive Officer(3)	2002	420,000	105,000	66,554	(4)	—	150,000	—	10,667
Richard A. Sebastiao	2004	$—	$—	$547,047	(7)	—	—	—	$—
Chief Restructuring Officer(6)	2003	—	—	—		—	—	—	—
	2002	—	—	—		—	—	—	—
David W. Sharp	2004	$256,000	$50,000	$—		—	—	—	$10,027
Executive Vice President and	2003	228,000	—	—		—	35,000	—	8,780
Chief Financial Officer	2002	200,000	—	27,543	(8)	—	29,000	—	8,625
George G. Reuter	2004	$236,333	$50,000	$—		—	—	—	$5,582
Executive Vice President and	2003	191,500	—	—		—	17,500	—	5,070
Chief Operating Officer(9)	2002	152,500	—	—		—	7,500	—	4,672
William B. Gibbens, III	2004	$256,000	$50,000	$—		—	—	—	$4,172
Executive Vice President and	2003	240,500	—	—		—	30,000	—	3,370
General Counsel(10)	2002	210,417	—	—		—	33,000	—	2,783

(1)	For years in which no amounts are disclosed in this column, perquisites and other personal benefits paid to such executive officer in that year did not exceed the lesser of $50,000 or 10% of such executive officer’s salary and bonus for that year.

(2)	Comprised of (i) matching contributions to our 401(k) Plan and (ii) premiums that we paid on term life insurance policies that we maintain for these executive officers for which we are not the named beneficiary, in each case as follows:

		401(k) Plan	Life Insurance
Name	Year	Contributions	Premiums

Mr. Lam	2004	$6,500	$7,458
	2003	6,000	4,231
	2002	5,450	5,217
Mr. Sharp	2004	$3,900	$6,127
	2003	3,600	5,180
	2002	3,300	5,325
Mr. Reuter	2004	$4,875	$707
	2003	4,500	570
	2002	4,125	547
Mr. Gibbens	2004	$2,600	$1,572
	2003	2,400	970
	2002	2,200	583

(3)	Mr. Lam served as our Chief Executive Officer until August 30, 2004 and resigned as President on December 15, 2004.

(4)	Of this aggregate amount, $28,800 is attributable to an annual automobile allowance and $25,000 is attributable to an annual financial planning allowance.

(5)	On December 15, 2004, we permitted Mr. Lam to exercise his right to terminate his employment in accordance with his amended employment contract. Subject to the terms and conditions of his amended employment agreement, Mr. Lam is entitled to receive deferred payments of the severance benefits due under his amended employment agreement in the amount of approximately $1.9 million, of which $50,000 was paid in 2004.

(6)	Mr. Sebastiao has served as our Chief Restructuring Officer and principal executive officer since August 30, 2004 pursuant to a management consulting agreement that we entered into with RAS Management Advisors, Inc., of which Mr. Sebastiao is President.

(7)	This amount represents payments to RAS Management Advisors, Inc., pursuant to the management consulting agreement that we entered into with it for services performed by Mr. Sebastiao as our Chief Restructuring Officer and principal executive officer and other agents of RAS Management Advisors, Inc.

(8)	Of this aggregate amount, $21,000 is attributable to an annual automobile allowance.

(9)	Mr. Reuter became an executive officer on December 15, 2004.

(10)	Mr. Gibbens became an executive officer on July 1, 2003.
Aggregate Options
      The following table shows all outstanding stock options held by each of our executive officers as of December 31, 2004. None of these stock options was in-the-money as of December 31, 2004. None of our executive officers exercised stock options in 2004.
Options at December 31, 2004

Number of Securities
Underlying Unexercised
Options/SARs at December 31,
2004 (#)

Name	Exercisable/ Unexercisable

Bill J. Lam	360,000/ —
Richard A. Sebastiao	—/ —
David W. Sharp	144,666/23,334
George G. Reuter	43,333/11,667
William B. Gibbens, III	68,000/20,000
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

			Percent
Name and Address of Beneficial Owner	No. of Shares		of Class

Dimensional Fund Advisors Inc.(1)	1,768,061		5.5%
1299 Ocean Avenue 11th Floor Santa Monica, CA 90401

Falcon Mezzanine Investments, LLC(2)	7,280,339.63	(3)	7.9%	(4)
60 Kendrick Street Needham, MA 02494

B. Riley & Co., Inc.(5)	5,801,115.12	(3)	6.3%	(4)
11100 Santa Monica Blvd. Suite 800 Los Angeles, CA 90024

Elliott Associates, L.P.(6)	23,943,774.1	(3)	25.9%	(4)
712 Fifth Avenue 36th Floor New York, NY 10019

Lloyd I. Miller, III(7)	12,746,961	(3)	13.8%	(4)
4550 Gordon Drive Naples, Fl 34102

(1)	In its Schedule 13G/ A, Dimensional Fund Advisors Inc. reported it has sole voting power and disclaims beneficial ownership with respect to all reported shares.

(2)	In its Schedule 13D, Falcon Mezzanine Investments, LLC reported it has shared voting and dispositive power with respect to all reported shares with Falcon Mezzanine Partners, LP, of which Falcon Mezzanine Investments, LLC is the general partner, and Falcon Investment Advisors, LLC, which manages Falcon Mezzanine Partners, LP. Falcon Mezzanine Investments, LLC is a wholly-owned subsidiary of Falcon Partners Holdings, LLC, which is controlled by Mr. Sandeep D. Alva.

(3)	The beneficial owner has the right to acquire these shares within 60 days pursuant to the recapitalization letter agreement, dated as of March 31, 2005, that we entered into with all of the holders of our 16% and 18% Subordinated Secured Notes and Series A Redeemable Participating Preferred Stock (Series A Preferred Stock). Pursuant to this recapitalization letter agreement, we agreed to issue these shares of common stock to the beneficial owner in exchange for a portion of the holder’s 16% and 18% Subordinated Secured Notes and shares of the Series A Preferred Stock and additional consideration described in the recapitalization letter agreement. We expect to complete this exchange transaction in May 2005.

(4)	This percentage is calculated assuming that the 60,000,000 shares of our common stock that we are required to issue pursuant to the recapitalization letter agreement are outstanding as required by Rule 13d-3 under the Securities Exchange Act of 1934.

(5)	In its Schedule 13D, B. Riley & Co., Inc. reported it has shared voting and dispositive power with respect to 5,771,271.54 of these shares with SACC Partners, LP, B. Riley & Co. Retirement Trust, Riley Investment Management LLC and Bryant R. Riley and Carleen Riley and that Richard Riley has sole voting and dispositive power with respect to 29,843.58 of these shares. Bryant R. Riley is the manager and sole owner of Riley Investment Management LLC, which is the investment advisor to and general partner of SACC Partners, LP.

(6)	In its Schedule 13D, Elliott Associates, L.P. reported it has sole voting and dispositive power with respect to 14,301,771.9 of these shares and shared voting and dispositive power with respect to 9,636,002.2 of these shares with Elliott International, L.P. and Elliott International Capital Advisors, Inc. Paul E. Singer and an entity controlled by him are the general partners of Elliott Associates, L.P., and an entity controlled by Mr. Singer is the general partner of Elliott International, L.P.

(7)	In his Schedule 13G, Lloyd I. Miller, III reported he has sole voting power with respect to 10,748,813 of these shares as an individual, a manager of a limited liability company that is the general partner of certain limited partnerships, the trustee to a grantor retained annuity trust, the trustee to certain generation skipping trusts and the custodian to an account set up under the Florida Uniform Gift to Minors Act; shared voting power with respect to 1,998,148 of these shares as an investment advisor to the trustee of a certain family trust; sole dispositive power with respect to 10,649,127 of these shares as an individual, a manager of a limited liability company that is the general partner of certain limited partnerships, the trustee to certain generation skipping trusts and the custodian to an account set up under the Florida Uniform Gift to Minors Act; and shared dispositive power with respect to 2,097,834 of these shares as an investment advisor to the trustee of a certain family trust and the trustee to a grantor retained annuity trust.
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

		No. of Shares
		Acquirable
		Through
	No. of	Stock	Percent of
Name of Beneficial Owner(1)	Shares(2)	Options	Class

Bill J. Lam (former executive)	—	360,000	1.1%
Richard A. Sebastiao	—	—	*
David W. Sharp	10,000	156,332	*
George G. Reuter	—	46,666	*
William B. Gibbens, III	3,000	78,000	*
John T. Mills	55,000	10,000	*
J. Louis Frank	35,000	49,998	*
Michael R. Latina	—	25,000	*
Harry L. Max, Jr.	—	10,000	*
Charles O. Buckner	—	10,000	*

		No. of Shares
		Acquirable
		Through
	No. of	Stock	Percent of
Name of Beneficial Owner(1)	Shares(2)	Options	Class

Edward L. Moses, Jr.	—	85,000	*
Ken R. LeSuer	10,000	15,000	*
Raymond L. Steele	—	—	*
All current executive officers and directors as a group (12 persons)	113,000	485,996	1.9%

*	Less than 1%

(1)	The address for the directors and executive officers is 2500 CityWest Boulevard, Suite 2200, Houston, Texas 77042.

(2)	Excludes shares subject to options that will be exercisable by June 21, 2005, which shares are set forth separately in the next column.

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

			Amount Purchased by

		Total		B. Riley &	Falcon Mezzanine
		Amount	Elliott	Co., Inc. and	Investments, LLC	Lloyd I. Miller
Date	Notes	Issued	Companies	Affiliates	and Affiliates	and Affiliates

March 11, 2004	16% Subordinated Notes	$65.4	$15.0	$5.25	$17.85	$10.5
May 27, 2004	16% Subordinated Notes	$3.4	$0.8	$0.3	$1.0	$0.6
May 27, 2004	18% Subordinated Notes	$18.75	$5.3	$2.3	$4.7	$4.8
September 17, 2004	18% Subordinated Notes	$5.3	$1.6	$0.7	$1.4	$1.4
November 4, 2004	18% Subordinated Notes	$9.625	$3.3	$1.4	$1.9	$3.0
      In March 2004, we paid B. Riley & Co., Inc. an aggregate of $688,500 in placement agency fees in connection with the private placement of the 16% Subordinated Secured Notes.
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

	Amount Billed

	2003		2004

Audit Fees	$328,100	(1)	$718,181	(2)
Audit-Related Fees	—		74,000	(3)
Tax Fees(4)	—		—
All Other Fees(4)	—		—
Total	$328,100		$792,181

(1)	This amount is for fees billed by PwC for audit services in connection with its review of our interim financial statements during 2003 and our fiscal year 2003 year-end audit.

(2)	Of this aggregate amount, $50,510 is attributable to fees billed by PwC for services in connection with its review of our interim financial statements for the first quarter of 2004. The balance of such amount is attributable to fees billed by Grant Thornton for audit services in connection with its review of our interim financial statements for the second and third quarters of fiscal year 2004 and the fiscal 2004 year-end audit.

(3)	Of this aggregate amount, $50,000 is attributable to fees billed by PwC for services in connection with its review of our internal controls. The remaining amount of $24,000 is for fees billed by Grant Thornton for services in connection with their audit of our December 31, 2003 401(k) plan in 2004.

(4)	For the fiscal years 2003 and 2004, PwC and Grant Thornton did not provide us with any tax services or other services.

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
      (1) Financial Statements

Management’s Report on Internal Control Over Financial Reporting

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
      (3) Exhibits
      See Index to Exhibits on page 111. The Company will furnish to any eligible stockholder, upon written request, a copy of any exhibit listed upon payment of a reasonable fee equal to our expenses in furnishing such exhibit.

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
      We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We did not identify any material weaknesses in our internal controls as a result of this evaluation. There are inherent limitations in the effectiveness of any system of internal controls over financial reporting; however, in our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005, we concluded that our internal controls over financial reporting were effective as of December 31, 2004.
      As a result of the restatement of our consolidated balance sheet as of December 31, 2004 and the related statement of operations, stockholders’ equity and cash flows for year ended December 31, 2004, we re-evaluated our assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2004. Based on that re-evaluation, our management concluded that our internal control over financial reporting was effective at December 31, 2004. In concluding that our disclosure controls and procedures were effective as of December 31, 2004, management considered, among other things, the circumstances that resulted in the restatement of our previously issued financial statements and the materiality of the restatement adjustments on the consolidated financial statements. Our management’s assessment of our internal control over financial reporting as of December 31, 2004 was audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.
      Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements.

/s/ David W. Sharp

David W. Sharp
Principal Executive Officer

/s/ Ronald D. Mogel

Ronald D. Mogel
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
      As discussed in paragraphs two through seven of Note 1 to the accompanying consolidated financial statements, the Company has restated its 2004 consolidated financial statements.

/s/ GRANT THORNTON LLP
Houston, Texas
March 31, 2005, except with respect to the matters discussed in paragraphs two through seven of Note 1, as to which the date is August 15, 2005

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
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Horizon Offshore, Inc. as of December 31, 2004, and the related consolidated statement of operations, stockholders’ equity and cash flows for the period ended December 31, 2004 and our report dated March 31, 2005 except with respect to the matters discussed in paragraphs two through seven of Note 1, as to which the date is August 15, 2005 expressed an unqualified opinion thereon.

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

/s/ PRICEWATERHOUSECOOPERS LLP
Houston, Texas
March 12, 2004

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	Restated
	2004	2003

	(In thousands, except
	share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,975	$10,115
Accounts receivable —
Contract receivables, net	82,126	101,153
Costs in excess of billings, net	24,058	34,697
Affiliated parties	3	170
Income tax refund receivable	78	200
Other current assets	5,079	2,616
Assets held for sale	8,632	—

Total current assets	157,951	148,951
PROPERTY AND EQUIPMENT, NET	198,804	239,411
RESTRICTED CASH	9,247	—
INVENTORY	1,415	8,250
OTHER ASSETS	26,860	12,929

	$394,277	$409,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,267	$31,271
Accrued liabilities	9,181	3,321
Accrued job costs	31,152	56,346
Billings in excess of costs	9,900	5,834
Current maturities of long-term debt	42,243	9,651
Related party debt	—	15,000
Current taxes payable	1,186	1,421

Total current liabilities	128,929	122,844
LONG-TERM DEBT, net of current maturities	81,379	146,886
SUBORDINATED NOTES, net of discount	88,968	—
OTHER LIABILITIES	1,311	—
PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION	416	—

Total liabilities	301,003	269,730
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par value, 5,000,000 shares authorized, 1,400 and no mandatorily redeemable shares issued and outstanding, respectively	—	—
Common stock, $1 par value, 100,000,000 shares authorized, 32,583,882 and 27,290,582 shares issued, respectively	21,877	16,583
Subscriptions receivable	(42)	—
Additional paid-in capital	191,759	182,687
Accumulated deficit	(117,720)	(54,151)
Treasury stock, 396,458 and 809,269 shares, respectively	(2,600)	(5,308)

Total stockholders’ equity	93,274	139,811

	$394,277	$409,541

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	Restated 2004	2003	2002

	(In thousands, except share and per share data)
CONTRACT REVENUES	$254,209	$270,313	$283,410
COST OF CONTRACT REVENUES	226,391	263,812	253,016

Gross profit	27,818	6,501	30,394
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	30,687	21,749	21,845
RESERVE FOR CLAIMS AND RECEIVABLES	5,692	33,092	—
IMPAIRMENT OF PROPERTY, EQUIPMENT AND INTANGIBLES	22,361	21,332	9,852
IMPAIRMENT LOSS ON ASSETS HELD FOR SALE	3,268	—	—

Operating loss	(34,190)	(69,672)	(1,303)
OTHER:
Interest expense, net of amount capitalized	(25,995)	(9,542)	(4,585)
Interest income	286	67	91
Loss on debt extinguishment	(1,719)	(868)	—
Other income (expense), net	152	(88)	(2,831)

NET LOSS BEFORE INCOME TAXES	(61,466)	(80,103)	(8,628)
INCOME TAX PROVISION (BENEFIT)	2,103	(7,599)	(3,079)

NET LOSS	$(63,569)	$(72,504)	$(5,549)

EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED:
Net loss per share — basic and diluted	$(2.06)	$(2.74)	$(0.22)

WEIGHTED AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE:
BASIC AND DILUTED	30,889,021	26,429,014	25,573,326
The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Retained
	Common Stock			Additional	Earnings	Treasury Stock		Total
			Subscriptions	Paid-In	(Accumulated			Stockholders’
	Shares	Amount	Receivable	Capital	Deficit)	Shares	Amount	Equity

	(In thousands)
BALANCE, DECEMBER 31, 2001	24,244	$13,537	$—	$154,636	$23,902	974	$(6,385)	$185,690
Issuance of common stock, net of offering costs	3,000	3,000	—	27,844	—	—	—	30,844
Stock options exercised	46	46	—	238	—	—	—	284
401(k) contributions in company stock	—	—	—	4	—	(62)	402	406
Net loss	—	—	—	—	(5,549)	—	—	(5,549)

BALANCE, DECEMBER 31, 2002	27,290	16,583	—	182,722	18,353	912	(5,983)	211,675
401(k) contributions in company stock	—	—	—	(247)	—	(103)	675	428
Stock compensation expense	—	—	—	212	—	—	—	212
Net loss	—	—	—	—	(72,504)	—	—	(72,504)

BALANCE, DECEMBER 31, 2003	27,290	16,583	—	182,687	(54,151)	809	(5,308)	139,811
401(k) contributions in company stock	—	—	—	(2,290)	—	(413)	2,708	418
Issuance of warrants, net of offering costs	—	—	—	16,593	—	—	—	16,593
Warrants exercised	5,294	5,294	(42)	(5,231)	—	—	—	21
Restated net loss	—	—	—	—	(63,569)	—	—	(63,569)

RESTATED BALANCE, DECEMBER 31, 2004	32,584	$21,877	$(42)	$191,759	$(117,720)	396	$(2,600)	$93,274

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	Restated
	2004	2003	2002

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63,569)	$(72,504)	$(5,549)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities —
Depreciation and amortization	19,702	19,718	15,959
Reserve for claims and receivables	5,692	33,092	—
Impairment of inventory	6,379	—	—
Impairment of property, equipment and intangibles	22,361	21,332	9,852
Impairment loss on assets held for sale	3,268	—	—
Net gain on sale of assets	(32)	—	—
Deferred income tax benefit	—	(9,072)	(3,718)
Paid in-kind interest on subordinated notes	11,217	—	—
Amortization of subordinated debt discount recorded as interest expense	5,068	—	—
Amortization of deferred loan fees recorded as interest expense	3,434	1,240	726
Adjustment of mandatorily redeemable preferred stock charged to interest expense	(1,605)	—	—
Expense recognized for issuance of treasury stock for 401(k) plan contributions	418	428	406
Stock compensation expense	—	212	—
Loss on debt extinguishment	1,719	868	—
Changes in operating assets and liabilities —
Restricted cash	(9,247)	—	—
Accounts receivable	13,624	(52,105)	(7)
Costs in excess of billings	10,639	10,705	17,939
Billings in excess of costs	4,066	5,232	(1,258)
Inventory	456	(434)	(6,111)
Other assets	(17,658)	(6,260)	(7,492)
Accounts payable	5,996	(3,659)	23,432
Accrued and other liabilities	5,596	(4,336)	(1,182)
Accrued job costs	(25,194)	1,480	5,067
Current taxes payable	(235)	998	423

Net cash provided by (used in) operating activities	2,095	(53,065)	48,487
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and additions to property, equipment and intangibles	(5,579)	(17,797)	(59,752)
Proceeds from sale of assets	803	—	—
Proceeds from casualty insurance claim	—	3,114	—

Net cash used in investing activities	(4,776)	(14,683)	(59,752)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term debt	—	21,362	4,045
Principal payments on term debt	(9,615)	(8,967)	(8,040)
Borrowings on revolving credit facilities	30,550	142,516	131,424
Payments on revolving credit facilities	(53,850)	(97,267)	(148,200)
Borrowings under related party debt	—	15,000	—
Proceeds from issuance of subordinated notes	55,237	—	—
Proceeds from issuance of subordinated notes allocable to warrants	16,593	—	—
Principal payments on subordinated notes	(4,472)	—	—
Deferred loan fees	(3,924)	(854)	(883)
Proceeds from issuance of common and preferred stock, net	1	—	30,844
Stock option and warrant transactions and other	21	—	284

Net cash provided by financing activities	30,541	71,790	9,474

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,860	4,042	(1,791)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,115	6,073	7,864

CASH AND CASH EQUIVALENTS AT END OF YEAR	$37,975	$10,115	$6,073

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$8,000	$7,948	$5,449
Cash paid for income taxes	$3,123	$675	$216
Cash refund for income taxes	$928	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures for property and equipment included in accrued liabilities	$353	$778	$3,762
Repayment of debt with proceeds of subordinated notes and additional term debt	$15,000	$14,069	$—
Payment of deferred loan fees and warrant issuance with proceeds of subordinated notes	$8,905	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

1.	ORGANIZATION, RESTATEMENT AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Restatement of Previously Issued 2004 Consolidated Financial Statements
      We have restated our consolidated balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for year ended December 31, 2004 presented in this Amendment No. 2 on Form 10-K/ A (the 2004 Form 10-K/ A) to our Annual Report on Form 10-K for the year ended December 31, 2004 (the 2004 Form 10-K), which was originally filed on March 31, 2005, as a result of a normal periodic review of our financial reports by the staff of the Division of Corporation Finance (the Staff) of the Securities and Exchange Commission (the SEC) and discussions with the Staff. In our 2004 Form 10-K, we recorded insurance recoveries on a policy of mortgagee’s interest insurance expected to be realized for the fire sustained on the Gulf Horizon as a long-term asset under the caption “Insurance Receivable.” Based upon our evaluation and response to the Staff’s comments, we restated our 2004 consolidated financial statements to record an additional loss in the quarter ended September 30, 2004 related to the expected benefit, if any, from the indirect cash flows under the mortgagee’s interest insurance policy for the Gulf Horizon and the recognition of this benefit as a long-term asset. Management and the Audit Committee of our Board of Directors, in consultation with our independent registered public accounting firm, believed that it was proper to record this economic benefit from the expected insurance recoveries that are probable of realization as an asset. The accounting literature we followed for our basis of accounting for this transaction was SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, SFAS No. 5, “Accounting for Contingencies” and on the conceptual framework of accounting for the definition of an asset as an economic benefit to the company.
      We concluded that recording the insurance recovery as a long-term asset has the accounting effect of derecognizing a liability, because the insurance proceeds from the mortgagee’s interest insurance policy would be paid directly to one of our lenders, as named beneficiary on the policy, and then used to reduce our existing debt that the Gulf Horizon secures and the claim has not been filed. Our debt obligation was reflected as a liability on our balance sheet at December 31, 2004. Unless we had documentation from our lender relieving us of our status as the primary obligor on the debt, the recognition of the asset under the circumstances is contrary to the guidance in SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Replacement of FASB Statement 125.”
      On August 4, 2005, our management and Audit Committee concluded, in consultation with our independent registered public accounting firm, to restate the previously issued financial statements to correct the accounting for the insurance recoveries, if any, expected for the Gulf Horizon.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Also, we have restated our earnings (loss) per share — basic and diluted for 2004 (including the interim periods therein) to include 5,283,300 shares of common stock issuable in connection with warrants issued on March 11, 2004 to holders of our 16% Subordinated Notes, each with a remaining exercise price of $0.01, in the calculation of weighted average shares used in computing earnings (loss) per share. The 5,283,300 warrants are considered outstanding common shares for computing earnings (loss) per shares — basic and diluted at March 11, 2004 in accordance with SFAS No. 128, “Earnings Per Share” because these shares were issuable for little cash consideration and there was no contingency for the issuance of these shares.
      The restatement increased the operating loss of $(25.1) million to $(34.2) million, increased the net loss of $(54.5) million, or $(2.00) per share — basic and diluted, to $(63.6) million, or $(2.06) per share — basic and diluted for the year ended December 31, 2004, increased the weighted average shares used in computing earnings (loss) per share — basic and diluted from 27,233,280 to 30,889,021, and reduced assets by $(9.1) million and increased our accumulated deficit by $(9.1) million at December 31, 2004. The information contained in these consolidated financial statements and notes to consolidated financial statements do not reflect events occurring after March 31, 2005, the date of the original filing of our 2004 Form 10-K, or modify or update those disclosures that may have been affected by subsequent events, except for the adjustment described above.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The effect of the restatement on the amounts previously reported in our 2004 Form 10-K is as follows (in thousands):

	2004

	As Previously
	Reported	As Restated

INCOME STATEMENT DATA:
Impairment of property, equipment and intangibles	$13,295	$22,361
Operating loss	(25,124)	(34,190)
Net loss before income taxes	(52,400)	(61,466)
Net loss	(54,503)	(63,569)
Net loss per share — basic and diluted computed based upon the previously reported weighted average shares used in computing earnings per share of 27,233,280	$(2.00)
Net loss per share — basic and diluted computed based upon the restated weighted average shares used in computing earnings per share of 30,889,021		$(2.06)
Weighted average shares used in computing earnings per share — basic and diluted	27,233	30,889
CASH FLOWS DATA:
Net Loss	$(54,503)	$(63,569)
Impairment of property, equipment and intangibles	13,295	22,361
Accounts receivables	13,435	13,624
Other assets	(17,469)	(17,658)
Net cash provided by operating activities	2,095	2,095
SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$2,195	$3,123
Cash refund for income taxes	$—	$928
BALANCE SHEET DATA:
Insurance receivable	$9,255	$—
Other assets	26,671	26,860
Total assets	403,343	394,277
Accumulated deficit	(108,654)	(117,720)
Total stockholders’ equity	102,340	93,274
OTHER DATA:
Benefit computed at federal statutory rate	(17,816)	(20,898)
Deferred tax asset valuation allowance for the year	(19,247)	(22,329)
Deferred tax asset — fixed asset basis difference	(15,764)	(18,846)
Valuation allowance at December 31	(42,396)	(45,478)

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

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      We will use the proceeds of the Senior Credit Facilities to repay the $25.6 million outstanding under our revolving credit facility with The CIT Group/ Equipment Financing, Inc. (CIT Group) maturing in May 2005, make a $2.0 million prepayment on our CIT Group term loan and pay an estimated $3.0 million of closing costs and fees. We will use the balance of the proceeds from this financing transaction to provide working capital to support our operations and for other general corporate purposes. The second step of our recapitalization plan consists of a debt for equity exchange. In order to implement this exchange, we entered into a letter agreement dated March 31, 2005 (the Recapitalization Agreement) with the holders of all of our Subordinated Notes that terminated the October 29, 2004 recapitalization letter agreement. The Recapitalization Agreement contemplates that we will use our best efforts to close a series of recapitalization transactions pursuant to which the holders of our Subordinated Notes will exchange approximately $85 million of Subordinated Notes and 1,400 shares of our Series A Redeemable Participating Preferred Stock (Series A Preferred Stock) for one million shares of a new series of Series B Mandatorily Convertible Preferred Stock (Series B Preferred Stock) and 60 million shares of our common stock. The common stock and Series B Preferred Stock issued in the debt for equity exchange on an “as converted” basis will be equivalent to 95% of our aggregate outstanding common stock after giving effect to the recapitalization transactions. This equity will also be issued in consideration of the Subordinated Note holders consenting to the financing transaction and release of all of the collateral securing the Subordinated Notes, amending the terms of the $25 million of Subordinated Notes that are expected to remain outstanding following the closing of the recapitalization transactions to extend their maturity to March 2010 and reduce their interest rate to 8% per annum payable in-kind, and, if applicable, participating in the financing transaction as a lender.
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

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Dry-dock costs are direct costs associated with scheduled major maintenance on our marine construction vessels. Costs incurred in connection with dry-dockings are capitalized and amortized over the five-year cycle to the next scheduled dry-docking. We incurred and capitalized dry-dock costs of $11.9 million, $4.9 million and $5.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, capitalized dry-dock costs totaled $17.0 million. The significant dry-dock costs capitalized for 2004 relate primarily to the vessels utilized to perform the work awarded under the Israel Electric Corporation (IEC) and Pemex contracts. Major dry-dock costs on the Canyon Horizon prior to its mobilization to Israel, as well as regulatory dry-dockings for the American Horizon and the Pecos Horizon required by the U.S. Coast Guard and the American Bureau of Shipping, were completed during 2004. In 2004, we wrote-off $2.2 million of capitalized dry-dock costs related to the Gulf Horizon due to the damage sustained from a fire in May 2004. We wrote-off $2.3 million of capitalized dry-dock costs during the fourth quarter of 2003 related to the impairment of three marine vessels under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
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

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Year Ended December 31,

	Restated
	2004	2003	2002

Net loss, as reported	$(63,569)	$(72,504)	$(5,549)
Add: Total stock-based compensation cost, net of related tax effects, included in net loss	—	212	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(987)	(2,648)	(3,128)

Pro forma net loss	$(64,556)	$(74,940)	$(8,677)

	Year Ended December 31,

	Restated
	2004	2003	2002

Earnings (loss) per share:
Basic and Diluted — as reported	$(2.06)	$(2.74)	$(0.22)

Basic and Diluted — pro forma	$(2.09)	$(2.84)	$(0.34)

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

Federal Income Taxes
      We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. The current provision for income tax is based upon the current tax laws and our interpretation of these laws, as well as the probable outcomes of any foreign or domestic tax audits. The value of our net deferred tax asset is dependent upon our estimates of the amount and category of future taxable income and is reduced by the amount of any tax benefits that are not expected to be realized. In September 2004, we received a $784,000 refund of alternative minimum tax paid in prior years due to the enactment of the Job Creation and Worker Assistance Act of 2002, which changed the calculation of the alternative minimum tax net operating loss deduction and allowed us to use a portion of our alternative minimum tax net operating loss to be deducted from alternative minimum taxable income generated in prior years. We reduced our deferred tax asset related to alternative minimum tax and accordingly reduced the valuation allowance associated with the realization of this deferred

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
tax asset. For the years ended December 31, 2004, 2003 and 2002, a valuation allowance of $22.3 million (restated), $23.1 million and $0, respectively, was charged as income tax expense against the net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income. Our valuation allowance as of December 31, 2004 is approximately $45.5 million (restated). Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our financial position and results of operations. Certain past and anticipated future changes in ownership will limit our ability to realize portions of the loss carryforwards.

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

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In May 2004, our pipelay barge, the Gulf Horizon caught fire while on tow from the U.S. Gulf of Mexico to Israel. During the second quarter of 2004, we wrote-off the net book value of the Gulf Horizon and related assets totaling $22.3 million to an insurance receivable because we expect the vessel to ultimately be declared a constructive total loss. However, during the third quarter of 2004, the underwriters on the policy of marine hull insurance purchased for the tow filed a declaratory action seeking a declaration that the policy is void. Because the acceptance of the claim is in litigation, we have not recognized the full recovery of losses under this policy as a receivable, and we have recorded an impairment loss of $20.3 million (restated) on the Gulf Horizon to reflect its current market value of $2.0 million as of December 31, 2004. See Note 10 for a discussion of the impairment loss on the Gulf Horizon and the expected insurance recoveries.
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

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:
      Other long-term assets consist of the following (in thousands):

	December 31,

	Restated
	2004	2003

Capitalized dry-dock costs	$17,007	$11,378
Goodwill	—	1,000
Prepaid loan fees	8,548	144
Deposits	294	287
Other	1,011	120

	$26,860	$12,929

      Accrued liabilities consist of the following (in thousands):

	December 31,

	2004	2003

Payroll and other compensation	$3,758	$1,027
Foreign value added tax payable	2,390	—
Accrued capital expenditures	353	778
Other	2,680	1,516

	$9,181	$3,321

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	NOTES PAYABLE:
      Notes payable consist of the following (in thousands):

	December 31,

	2004	2003

Revolving credit facility to Southwest Bank due February 28, 2005 and repaid in February 2005, collateralized by accounts receivable. Interest at Southwest Bank’s prime rate plus 1.75% (7.00% and 4.75% at December 31, 2004 and 2003, respectively)	$21,000	$30,000
Revolving credit facility to Southwest Bank due February 18, 2005 and repaid in February 2005, collateralized by accounts receivable. Interest at Southwest Bank’s prime rate plus 2% (7.25% and 5.00% at December 31, 2004 and 2003, respectively)	6,300	20,000
Revolving credit facility to CIT Group, due May 10, 2005, collateralized by mortgages on certain vessels. Interest at Libor plus 3.25% (5.54% and 4.42% at December 31, 2004 and 2003, respectively)	25,573	26,173
Term loan payable to GE Capital Corporation (purchased from Boeing Capital Corporation), due in 84 monthly principal installments of $238, plus interest, maturing June 30, 2010, collateralized by a mortgage on the Sea Horizon. Interest at Libor plus 4.80% (6.81% and 5.95% at December 31, 2004 and 2003, respectively)	30,714	33,571
Term loan payable to CIT Group due in 84 monthly principal installments of $411, plus interest, maturing March 31, 2006, collateralized by mortgages on certain vessels. Interest at Libor plus 2.65% (4.75% and 3.77% at December 31, 2004 and 2003, respectively)	24,603	29,536
Term loan payable to GE Capital Corporation due in 120 monthly installments of $115, including interest, maturing January 1, 2012, collateralized by a mortgage on the Pecos Horizon. Interest at the one-month commercial paper rate plus 2.45% (4.46% and 3.47% at December 31, 2004 and 2003, respectively)	8,213	9,268
Term loan payable to SouthTrust Bank due in 60 monthly installments of $72, including interest, maturing August 31, 2006, collateralized by the Port Arthur marine base. Interest at SouthTrust Bank’s prime rate plus 1/2% (5.75% and 4.50% at December 31, 2004 and 2003, respectively)	5,890	6,454
Term loan payable to Southwest Bank due in 60 monthly principal installments of $15, plus interest, maturing November 1, 2006, collateralized by property located in Port Arthur. Interest at Southwest Bank’s prime rate (5.25% and 4.00% at December 31, 2004 and 2003, respectively)	1,283	1,463
Term loan payable to ABN Amro Bank due in 60 monthly installments of $1, plus interest, maturing September 19, 2006. Interest at 4.93%	28	44
Term loan payable to ABN Amro Bank due in 60 monthly installments of $1, plus interest, maturing December 20, 2006. Interest at 4.93%	19	28
16% Subordinated Secured Notes due March 31, 2007, net of discount, interest payable in-kind quarterly	64,411	—
18% Subordinated Secured Notes due March 31, 2007, net of discount, interest payable in-kind quarterly	24,556	—
Term loan payable to Elliott Associates, L.P., originally due June 30, 2004 and repaid with proceeds from the issuance of 16% Subordinated Notes in March 2004. Interest at 18% at December 31, 2003	—	15,000

Total debt, net of discount	$212,590	$171,537

Current maturities of long-term debt	$42,243	$9,651

Current related party debt	$—	$15,000

Long-term debt, net of current maturities	$81,379	$146,886

Subordinated Notes, net of discount	$88,968	$—

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      At December 31, 2004, the Subordinated Notes were collateralized by the Pemex EPC 64 claims (as described above), the Williams claims and up to $4.8 million of the Iroquois claims and receivables, a second priority security interest in the $9.1 million cash securing the letter of credit for the IEC contract, a second lien on the Pecos Horizon, a second mortgage on our Port Arthur marine base and certain other assets. The Subordinated Notes are subordinate and junior to our existing senior secured debt in all other respects. We have classified all of our Subordinated Notes as long-term debt at December 31, 2004 as the Subordinated Note holders have released all of the collateral securing the Subordinated Notes in favor of the Senior Credit Facilities. Additionally, the Recapitalization Agreement contemplates the exchange of $85 million of Subordinated Notes for equity, the extension of the maturity date of the remaining $25 million of Subordinated Notes to March 31, 2010 and the reduction of the interest rate to 8%.
      On March 31, 2005, we closed two senior secured term loans of $30 million and $40 million to refinance our debt maturing in 2005 and provide additional financing to meet our working capital needs. In connection

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Maturities of long-term debt and the Subordinated Notes for each of the years ending December 31 are as follows (in thousands):

2005	$42,243
2006	42,524
2007	100,708
2008	4,035
2009	4,089
Thereafter	18,991

$212,590

6.	INCOME TAXES:
      Total tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 consists of (in thousands):

	Year Ended December 31,

	2004	2003	2002

Current
State	$10	$165	$98
U.S. Federal	(784)	—	—
Foreign	2,877	1,308	541

Total current	2,103	1,473	639

Deferred
U.S. Federal	—	(9,072)	(3,718)

Total deferred	—	(9,072)	(3,718)

	$2,103	$(7,599)	$(3,079)

      The source of income (loss) before income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,

	Restated
	2004	2003	2002

United States	$(60,465)	$(83,770)	$(7,848)
Foreign	(1,001)	3,667	(780)

	$(61,466)	$(80,103)	$(8,628)

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 differs from the amount computed by applying the U.S. statutory federal income tax rate of 34 percent to consolidated income before income taxes as follows (dollars in thousands):

	Year Ended December 31,

	Restated
	2004		2003		2002

Expense (benefit) computed at federal statutory rate	$(20,898)	(34.0)%	$(27,235)	(34.0)%	$(2,934)	(34.0)%
Increase (decrease) in provision from:
State income tax net of federal benefit	1	0.0	109	0.1	65	0.7
Foreign taxes	3,217	5.2	(275)	(0.3)	275	3.2
Foreign income exclusion	(2,071)	(3.4)	(40)	(0.0)	(646)	(7.5)
Nondeductible expenses	417	0.7	114	0.1	161	1.9
Research and development credit	(486)	(0.8)	(3,421)	(4.3)	—	—
Alternative minimum tax credit refund	(784)	(1.2)	—	—	—	—
Other	378	0.6	—	—	—	—
Deferred tax asset valuation allowance	22,329	36.3	23,149	28.9	—	—

	$2,103	3.4%	$(7,599)	(9.5)%	$(3,079)	(35.7)%

      The difference in the effective tax rate and the statutory tax rate for 2004 and 2003 is primarily due to the valuation allowance of $22.3 million (restated) and $23.1 million, respectively, recorded to fully offset the net deferred tax asset. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The difference from the statutory tax rate for 2002 is due to the application of the extraterritorial income exclusion for income earned primarily in Mexico from January 1, 2002 to December 31, 2002. The exclusion allows us to exclude a portion of income earned outside the United States for tax purposes. The impact of this exclusion on future periods will vary depending upon the amount of income earned outside the United States.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of the temporary differences that give rise to the significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,

	Restated
	2004	2003

Assets —
Net operating loss carryforwards	$59,781	$49,284
Gain on asset sales	967	967
Accrued expense not currently deductible	1,494	88
Contributions carryover	64	59
Fixed asset basis difference	18,846	9,690
Research and development credit	3,907	3,421
Allowance for doubtful accounts	13,187	11,251
Alternative minimum tax carryforwards	133	917
Other	460	—

Total gross deferred tax assets	98,839	75,677
Liabilities —
Book/tax depreciation difference	53,361	52,528

Net deferred tax assets	45,478	23,149
Valuation allowance	(45,478)	(23,149)

	$—	$—

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
      In August 2004, the underwriters on the policy for hull insurance purchased to cover physical damage to the Gulf Horizon during the tow to Israel filed an action for declaratory judgment in the English High Court seeking a declaration that the policy is void due to a misrepresentation of the risk. We initially filed suit in Harris County, Texas seeking recovery of the full amount of the policy, $28.0 million, plus sue and labor expenses, and damages for wrongful denial of the claim. Since then, the English High Court has ruled that it has exclusive jurisdiction over the matter, and our action in Texas has been dismissed without prejudice. We have now filed a counter claim against the underwriters for $31.0 million, and we expect a trial setting in 2006. Because the acceptance of the claim is in litigation, we have recorded an impairment loss of $20.3 million (restated) on the Gulf Horizon to reflect its current market value of $2.0 million as of December 31, 2004, and we have not reflected any expected recoveries of insurance proceeds from the hull insurance policy in our consolidated financial statements. The process of collecting any insurance proceeds will involve extensive negotiations with our insurance carrier, which may result in significant delays in collection and a variance in the amount collected from the insured value. All proceeds received from the insurance company will be used either to repair the vessel, or if the vessel ultimately is determined to be beyond repair, to reduce debt collateralized by the vessel. Upon the recovery of insurance proceeds, if any, a gain will be recognized in the period in which the insurance proceeds are received. See Note 10.
      On September 12, 2003, we filed a lawsuit in the 295th Judicial District of the District Court for Harris County, Texas against Williams for whom we provided marine construction services. The lawsuit asserts a claim for damages for breach of contract and wrongful withholding of amounts due to us for services provided under the contract and a claim related to Williams’ portion of the insurance deductible under the Builder’s Risk insurance policy for the contract totaling $12.3 million. The lawsuit seeks specific compensatory damages and fees and costs. Williams has filed a counter-claim against us for alleged breach of contract. We believe that this counter-claim has no merit and intend to vigorously defend against it. However, if these counter-claims are decided unfavorably to us, the result could either reduce our recovery or if all of our claims are unsuccessful, result in a recovery by Williams, which would have a material adverse impact on our results of operations and financial position. We have not been able to resolve our dispute with Williams through mediation, and the court has reset the trial for October 2005. At December 31, 2004, our reserved contract receivable of $5.5 million from Williams is our best estimate of the amount we believe we will collect. If this litigation is adversely resolved, we could incur a loss for uncollectible amounts of up to the carrying value of $5.5 million for our breach of contract claim and $1.0 million for our claim related to Williams’ portion of the insurance deductible under the Builder’s Risk insurance policy for our contract with Williams.
      We are involved in various routine legal proceedings primarily involving claims for personal injury under the Jones Act and general maritime laws which we believe are incidental to the conduct of our business. We believe that none of these proceedings, if adversely determined, would have a material adverse effect on our business or financial condition.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Balance, December 31, 2002	$—
Severance and restructuring expense	382
Payments	(151)

Balance, December 31, 2003	231
Severance and restructuring expense	2,266
Payments	(168)
Adjustments	(131)

Balance, December 31, 2004	$2,198

10.	IMPAIRMENT LOSS ON THE GULF HORIZON:
      On May 18, 2004, our pipelay barge, the Gulf Horizon, caught fire while on tow from the U.S. Gulf of Mexico to Israel to perform the IEC project. A damage assessment was performed, and based on such assessment, we expect that the repair costs will equal or exceed the $28.0 million insured value of the vessel. In accordance with FASB Interpretation No. 30 (FIN 30), “Accounting for Involuntary Conversions of Non-Monetary Assets to Monetary Assets,” during the second quarter of 2004, we wrote-off the net book value of the Gulf Horizon and related assets totaling $22.3 million to an insurance receivable because we expected the vessel to ultimately be declared a constructive total loss. However, during the third quarter of 2004, the underwriters on the policy of marine hull insurance purchased to cover physical damage to the vessel during the tow have filed a declaratory judgment action in England seeking a declaration that the policy was void from its inception. The underwriters claim that we did not adequately describe the work to be performed by the riding crew of the barge while on tow. The Emerging Issues Task Force (EITF) 01-10 “Accounting for the Impact of the Terrorist Attacks of September 11, 2001” states that a presumption exists that realization of a claim is not probable if the insurance claim is the subject of litigation. Because the acceptance of the claim is in litigation, we have not recognized the recovery of losses under this policy as a receivable, and we have recorded an impairment loss of $20.3 million (restated) on the Gulf Horizon to reflect its current market value of $2.0 million as of December 31, 2004. We continue to pursue our insurance claim for the full $28 million policy value, plus associated sue and labor costs, against the underwriters on the applicable hull and machinery policy, and we believe that recovery under that policy is probable. We also carry a policy of mortgagee’s interest insurance, which we believe may provide a recovery of up to $9.1 million to the lender on our indebtedness collateralized by the Gulf Horizon in the event we do not recover losses under the hull and machinery policy. Any recovery under the policy of mortgagee’s interest insurance would be paid directly to the lender, as named beneficiary, and would then be used to reduce our debt. We did not record the benefit from these indirect cash flows. In addition, we carry separate protection and indemnity insurance that covers the costs associated with the recovery of our crew onboard the Gulf Horizon related to this incident. We have incurred reimbursable costs under this policy of $0.2 million, net of the related deductible, which is included in other long-term assets. The process of collecting any insurance proceeds will involve extensive negotiations with our insurance carrier, which may result in significant delays in collection and a variance in the amount collected from the insured value. All proceeds received from the insurance company will be used either to repair the vessel, or if the vessel ultimately is determined to be beyond repair, to reduce debt collateralized by the vessel. Upon recovery of insurance proceeds, if any, a gain will be recognized in the period of collection.

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

Earnings Per Share
      The following table presents information necessary to calculate earnings per share for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share amounts):

	Restated
	2004	2003	2002

Net loss	$(63,569)	$(72,504)	$(5,549)
Average common shares outstanding	30,889	26,429	25,573

Basic earnings (loss) per share	$(2.06)	$(2.74)	$(0.22)

Average common and dilutive potential common shares outstanding:
Average common shares outstanding	30,889	26,429	25,573
Assumed exercise of stock options	—	—	—

	30,889	26,429	25,573

Diluted earnings (loss) per share	$(2.06)	$(2.74)	$(0.22)

      Earnings per share data for all periods presented have been computed pursuant to SFAS No. 128, “Earnings Per Share” that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. We included 5,283,300 shares of common stock issuable in connection with warrants issued on March 11, 2004 to holders of our 16% Subordinated Notes in the calculation of weighted average shares used in computing earnings (loss) per share — basic and diluted. The 5,283,300 shares are considered outstanding common shares at March 11, 2004 because these shares were issuable for little cash consideration and there was no contingency for the issuance of these shares. See “Warrants” below. As of December 31, 2004, we had outstanding options covering an aggregate of 3,261,230 shares of common stock, of which 2,710,968 shares were exercisable. Excluded from the computation of diluted EPS for the year ended December 31, 2004, 2003 and 2002 are options to purchase 3,261,230, 3,422,684 and 2,718,220 shares of common stock at a weighted average price of $7.04, $7.34 and $8.59 per share, respectively, as they would be anti-dilutive.

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

Mandatorily Redeemable Preferred Stock
      In connection with the issuance of the additional $9.625 million of 18% Subordinated Notes on November 4, 2004, we issued to the purchasers of such notes 1,400 shares of Series A Preferred Stock, $1.00 par value per share, for $1.00 per share. The Series A Preferred Stock shall be redeemed by us six years from the date of its issuance, or at the option of the Series A Preferred Stock holders upon merger, sale of all or substantially all of our assets, our change of control or our liquidation, for cash in an amount equal to the amount by which the current market price of 14% of the outstanding shares of our common stock on a fully diluted basis (which amount will accrete at a rate of 25% per year commencing six months after issuance, compounded quarterly) exceeds the Warrant (as defined below) exercise price. However, upon stockholder approval, we shall redeem the Series A Preferred Stock with five year warrants (the Warrants) having an aggregate exercise price of $1.925 million to purchase a number of shares of our common stock equal to 14% of the outstanding common stock on a fully diluted basis (after giving effect to the issuance of the Warrants but excluding any out-of-the-money employee options). If the Series A Preferred Stock is redeemed for Warrants, the issuance of the Warrants will result in significant dilution to our stockholders. If not redeemed for Warrants, the holders of the Series A Preferred Stock will have a liquidation preference senior to our stockholders equal to the cash value of the Series A Preferred Stock described above. Pursuant to SFAS No. 150, we are required to classify financial instruments that are within its scope as a liability. Due to the mandatory redemption feature of the Series A Preferred Stock, we recorded the initial measurement of $2.0 million fair value for these shares as a liability. The Series A Preferred Stock was issued and recorded as original issue discount to the 18% Subordinated Notes and was reflected as a debt discount in the accompanying consolidated balance sheet as of December 31, 2004. The discount is amortized as a non-cash charge to interest expense over the term of the 18% Subordinated Notes using the effective interest rate method. Because the amount to be paid upon redemption which varies and is based on specified conditions is not known, the Series A Preferred Stock is subsequently measured at the amount of cash that would be paid under the conditions specified in the contract as if settlement occurred at each reporting date. The resulting change in the amount from the previous reporting date will be recognized as interest cost. As of December 31, 2004, we recognized a $1.6 million decrease in the fair value of this liability, which reduced interest expense,

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to reflect the current fair value of the Series A Preferred Stock of $0.4 million. The current redemption value of $0.4 million is reflected as a long-term liability in our consolidated balance sheet as of December 31, 2004.
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

Stock Options
      In January 1998, the board of directors and the stockholders approved the Stock Incentive Plan (the Plan). The Plan provides for the granting of stock options to directors, executive officers, other employees and certain non-employee consultants. The amended Plan has 3.15 million shares available for issuance as optioned shares and terminates in April 2009. The terms of the option awards (including vesting schedules) are established by the compensation committee of the board of directors, but generally vest ratably over three years and unexercised options expire ten years from the date of issue. In May 2002, the board of directors and the stockholders approved the 2002 Stock Incentive Plan (the 2002 Plan). The 2002 Plan has 2.3 million shares available for issuance as optioned shares and shall remain in effect until all awards granted under the 2002 Plan have been satisfied. This plan has the same characteristics as the Plan approved in 1998. At December 31, 2004, we had options for 1.8 million shares of common stock remaining to be issued in aggregate under both plans.

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

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Quarter Ended

	Restated	Restated	Restated	Restated
	March 31	June 30	September 30	December 31

2004
Contract revenues	$42,483	$44,932	$94,600	$72,194
Gross profit (loss)(1)	(124)	(1,031)	15,940	13,033
Operating loss(1)(2)(3)	(5,965)	(9,032)	(13,285)	(5,908)
Net loss(1)(2)(3)(4)	(10,698)	(16,195)	(23,127)	(13,549)

EARNINGS (LOSS) PER SHARE:
Net loss per share — basic and diluted	$(0.39)	$(0.51)	$(0.72)	$(0.42)
Shares used in computing net loss:
Basic and Diluted	27,656	31,831	31,945	32,099

	March 31	June 30	September 30	December 31

2003
Contract revenues	$67,061	$57,928	$79,770	$65,554
Gross profit (loss)	2,534	(750)	7,469	(2,752)
Operating income (loss)(5)	(2,884)	(7,231)	2,071	(61,628)
Net loss(5)(6)	(2,948)	(4,057)	(289)	(65,210)

EARNINGS (LOSS) PER SHARE:
Net loss per share — basic and diluted	$(0.11)	$(0.15)	$(0.01)	$(2.46)
Shares used in computing net loss:
Basic and Diluted	26,388	26,417	26,443	26,467

(1)	Includes a pretax $6.4 million impairment loss on our inventory of production platforms and other structures included in cost of contract revenues during the fourth quarter of 2004.

(2)	Includes a pretax $20.3 million (restated) impairment loss on property, equipment and intangibles for the Gulf Horizon due to a fire included in cost of contract revenues during the third quarter of 2004.

(3)	Includes a pretax $5.7 million reserve for settlement of the Iroquois litigation and claims, $2.1 million impairment loss on property, equipment and intangibles and $3.3 million loss on assets held for sale during the fourth quarter of 2004.

(4)	Includes a $22.3 million valuation allowance to fully offset the net deferred tax asset recorded during 2004.

(5)	Includes a pretax $21.3 million impairment loss related to several marine vessels and related marine equipment recorded during the fourth quarter of 2003 and a $33.1 million reserve for unapproved claims against Pemex recorded during the fourth quarter of 2003.

(6)	Includes a $23.1 million valuation allowance to fully offset the net deferred tax asset recorded during the fourth quarter of 2003.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	SUBSEQUENT EVENTS:
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
      The second step of our recapitalization plan consists of a debt for equity exchange. In order to implement this exchange, we entered into the Recapitalization Agreement with the holders of all of our Subordinated Notes that terminated the October 29, 2004 recapitalization letter agreement. The Recapitalization Agreement contemplates that we will use our best efforts to close a series of recapitalization transactions pursuant to which the holders of our Subordinated Notes will exchange approximately $85 million of Subordinated Notes and 1,400 shares of our Series A Preferred Stock for one million shares of Series B Preferred Stock and 60 million shares of our common stock. The common stock and Series B Preferred Stock issued in the debt for equity exchange on an “as converted” basis will be equivalent to 95% of our aggregate outstanding common stock after giving effect to the recapitalization transactions. This equity will also be issued in consideration of the Subordinated Note holders consenting to the financing transaction and release of all of the collateral securing the Subordinated Notes, amending the terms of the $25 million of Subordinated Notes that are expected to remain outstanding following the closing of the recapitalization transactions, and, if applicable, participating in the financing transaction as a lender. In addition, in order to be able to issue common stock and the Series B Preferred Stock as required by the Recapitalization Agreement without the lengthy delay associated with obtaining stockholder approval required under the Nasdaq Marketplace Rules, we decided to delist our shares of common stock from the Nasdaq National Market, effective as of the close of business on April 1, 2005.

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

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	RESTATEMENT OF THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE QUARTER ENDED SEPTEMBER 30, 2004 (UNAUDITED):
      We have restated our consolidated interim balance sheet as of September 30, 2004 and the related statement of operations and cash flows for the three and nine months ended September 30, 2004 to reflect the additional loss related to the expected benefit, if any, from the indirect cash flows under the mortgagee’s interest insurance policy for the Gulf Horizon and the recognition of this benefit as a long-term asset. Also, we have restated our earnings (loss) per share — basic and diluted for 2004 (including the interim periods therein) to include 5,283,300 shares of common stock issuable in connection with warrants issued on March 11, 2004 to holders of our 16% Subordinated Notes in the calculation of weighted average shares used in computing earnings (loss) per share — basic and diluted. The restatement for the three months ended September 30, 2004 increased the operating loss of $(4.2) million to $(13.3) million, increased the net loss of $(14.1) million, or $(0.52) per share — basic and diluted, to $(23.1) million or $(0.72) per share — basic and diluted, and increased the weighted average shares used in computing earnings (loss) per share — basic and diluted from 27,205,578 to 31,944,945. The restatement for the nine months ended September 30, 2004 increased the operating loss of $(19.2) million to $(28.3) million, increased the net loss of $(40.9) million, or $(1.52) per share — basic and diluted, to $(50.0) million, or $(1.64) per share — basic and diluted, increased the weighted average shares used in computing earnings (loss) per share — basic and diluted from 26,946,274 to 30,482,711, and reduced assets by $(9.1) million and increased our accumulated deficit by $(9.1) million at September 30, 2004.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

Restated
September 30,
2004

(In thousands,
except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,248
Accounts receivable, net —
Contract receivables	114,865
Costs in excess of billings, net	38,804
Affiliated parties	3
Income tax refund receivable	78
Other current assets	4,812
Assets held for sale	9,618

Total current assets	179,428
PROPERTY AND EQUIPMENT, net	204,031
RESTRICTED CASH	14,449
INVENTORY	8,162
OTHER ASSETS	27,967

$434,037

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$51,063
Accrued liabilities	7,945
Accrued job costs	49,310
Billings in excess of costs	7,718
Current maturities of long-term debt	67,371
Current portion of subordinated notes, net of discount	32,749
Current taxes payable	1,686

Total current liabilities	217,842
LONG-TERM DEBT, net of current maturities	63,486
SUBORDINATED NOTES, net of current portion and discount	44,611
OTHER LIABILITIES	1,377

Total liabilities	327,316
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued and outstanding	—
Common stock, $1 par value, 100,000,000 shares authorized, 28,171,132 shares issued	17,464
Additional paid-in capital	196,955
Accumulated deficit	(104,171)
Treasury stock, 537,814 shares	(3,527)

Total stockholders’ equity	106,721

$434,037

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Restated	Restated
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2004	2004

	(In thousands, except share and
	per share data)
CONTRACT REVENUES	$94,600	$182,015
COST OF CONTRACT REVENUES	78,660	167,230

Gross profit	15,940	14,785
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,473	19,747
IMPAIRMENT OF PROPERTY AND EQUIPMENT	20,302	20,302
IMPAIRMENT LOSS ON ASSETS HELD FOR SALE	450	3,018

Operating income (loss)	(13,285)	(28,282)
OTHER:
Interest expense	(8,122)	(18,580)
Interest income	27	55
Loss on debt extinguishment	(1,554)	(1,719)
Other income (expense), net	(121)	(99)

NET LOSS BEFORE INCOME TAXES	(23,055)	(48,625)
INCOME TAX PROVISION (BENEFIT)	72	1,395

NET LOSS	$(23,127)	$(50,020)

EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED:
Net loss per share — basic and diluted	$(0.72)	$(1.64)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET LOSS PER SHARE:
BASIC AND DILUTED	31,944,945	30,482,711

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

Restated
Nine Months Ended
September 30,
2004

(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,020)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	13,887
Impairment of property and equipment	20,302
Impairment loss on assets held for sale	3,018
Deferred income tax benefit	—
Paid in-kind interest on subordinated notes	7,159
Amortization of subordinated debt discount recorded as interest expense	3,198
Amortization of deferred loan fees recorded as interest expense	2,314
Loss on debt extinguishment	1,719
Loan prepayment penalty financed through additional debt	—
Expense recognized for issuance of treasury stock for 401(k) plan contributions	328
Stock compensation expense	—
Changes in operating assets and liabilities —
Restricted cash	(14,449)
Accounts receivable	(13,423)
Costs in excess of billings	(4,107)
Billings in excess of costs	1,884
Inventory	88
Other assets	(18,962)
Accounts payable	21,792
Accrued and other liabilities	7,198
Accrued job costs	(7,036)
Current taxes payable	265

Net cash used in operating activities	(24,845)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and additions to property and equipment	(5,500)

Net cash used in investing activities	(5,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on term debt	—
Principal payments on term debt	(7,230)
Borrowings on revolving credit facilities	25,650
Payments on revolving credit facilities	(44,100)
Borrowings on related party debt	—
Proceeds from issuance of subordinated notes	47,537
Proceeds from issuance of subordinated notes allocable to warrants	16,593
Principal payments on subordinated notes	(4,472)
Deferred loan fees	(2,509)
Stock option and warrant transactions and other	9

Net cash provided by financing activities	31,478

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,133
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,115

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,248

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$6,079
Cash paid for income taxes	$1,900
Cash refund for income taxes	$906
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Repayment of debt with proceeds of subordinated notes and additional term debt	$15,000
Capital expenditures for property and equipment included in accrued liabilities	$999
Payment of deferred loan fees and warrant issuance costs with proceeds of additional term debt	$8,905

18.	RESTATEMENT OF EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED FOR THE INTERIM PERIODS OF 2004 AND THE THREE MONTHS ENDED DECEMBER 31, 2004 (UNAUDITED):

Three months
ended
March 31,
2004

EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED
Previously reported	$(0.40)

As restated	$(0.39)

WEIGHTED AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE — BASIC AND DILUTED
Previously reported	26,542,622
As restated	27,656,393

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2004	2004

EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED
Previously reported	$(0.60)	$(1.00)

As restated	$(0.51)	$(0.90)

WEIGHTED AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE — BASIC AND DILUTED
Previously reported	27,087,771	26,815,196
As restated	31,830,727	29,743,560

	Three months
	ended	Nine months
	September 30,	ended
	2004	September 30,
		2004
EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED
Previously reported	$(0.52)	$(1.52)

As restated	$(0.72)	$(1.64)

WEIGHTED AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE — BASIC AND DILUTED
Previously reported	27,205,578	26,946,274
As restated	31,944,945	30,482,711

Three months
ended
December 31,
2004

EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED
Previously reported	$(0.48)

As restated	$(0.42)

WEIGHTED AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE — BASIC AND DILUTED
Previously reported	28,088,059
As restated	32,099,117

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

Signature	Title	Date

/s/ JOHN T. MILLS John T. Mills	Chairman of the Board	August 15, 2005

/s/ DAVID W. SHARP David W. Sharp	President, Chief Executive Officer and Director (Principal Executive Officer)	August 15, 2005

/s/ RONALD D. MOGEL Ronald D. Mogel	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 15, 2005

Michael R. Latina	Director

/s/ KEN R. LESUER Ken R. Lesuer	Director	August 15, 2005

Edward L. Moses, Jr.	Director

/s/ CHARLES O. BUCKNER Charles O. Buckner	Director	August 15, 2005

/s/ J. LOUIS FRANK J. Louis Frank	Director/Chairman, Emeritus	August 15, 2005

Raymond L. Steele	Director

/s/ HARRY L. MAX, JR. Harry L. Max, Jr.	Director	August 15, 2005

EXHIBIT INDEX

Exhibit
Number

3.1	—	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	—	Bylaws of the Company(1)
3.3	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company(21)
4.1	—	Specimen Common Stock certificate(1)
4.2	—	Rights Agreement, dated as of January 11, 2002, between Horizon Offshore, Inc. and Mellon Investor Services LLC, as Rights Agent, including (i) as Exhibit A — the Form of Certificate of Designations, (ii) as Exhibit B — the Forms of Rights Certificate, Assignment and Election to Purchase, and (iii) as Exhibit C — the Summary Description of the Stockholder Rights Plan(7)
4.3	—	Form of Warrant(18)
4.4	—	Certificate of Designation, Preferences and Rights of the Company’s Series A Redeemable Participating Preferred Stock(24)
4.5	—	Certificate of Designation, Preferences and Rights of the Company’s Series B Convertible Redeemable Preferred Stock(31)
10.1	—	Form of Indemnity Agreement by and between the Company and each of its directors(1)
10.2	—	The Company’s Stock Incentive Plan(1)*
10.3	—	Form of Stock Option Agreement under the Company’s Stock Incentive Plan(1)*
10.4	—	Registration Rights Agreement dated as of December 4, 1997 among the Company, Highwood Partners, L.P., and Westgate International, L.P.(1)
10.5	—	Loan Agreement dated December 30, 1998 among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., The CIT Group/Equipment Financing, Inc., as agent, and the other lenders specified therein(6)
10.6	—	Amendment No. 1 to Loan Agreement dated as of January 30, 1999 among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., The CIT Group/Equipment Financing, Inc., as agent, and the other lenders specified therein(5)
10.7	—	Amendment No. 2 to Loan Agreement dated as of May 25, 1999 among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., The CIT Group/Equipment Financing, Inc., as agent, and the other lenders specified therein(5)
10.8	—	Amendment No. 3 to Loan Agreement dated as of November 30, 1999 among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., The CIT Group/Equipment Financing, Inc., as agent, and the other lenders specified therein(5)
10.9	—	Amendment No. 4 to Loan Agreement dated as of January 31, 2000 among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., The CIT Group/Equipment Financing, Inc., as agent, and the other lenders specified therein(5)
10.10	—	Amendment No. 5 to the Loan Agreement dated as of June 30, 2000 among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., The CIT Group/Equipment Financing Inc., as agent, and the other lenders specified therein(3)
10.11	—	Loan Agreement, dated March 26, 2001 between Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc. and Southwest Bank of Texas, N.A.(8)
10.12	—	Loan Agreement dated June 29, 2001, between Horizon Vessels, Inc. and General Electric Capital Corporation(9)
10.13	—	Credit Agreement dated May 10, 2001, among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., Horizon Offshore, Inc. and The CIT Group/Equipment Financing, Inc.(9)
10.14	—	Employment Agreement and Non-Competition Agreement dated June 1, 2001 between the Company and Bill Lam(11)*
10.15	—	Loan Agreement dated June 29, 2001, among Horizon Vessels, Inc., Horizon Offshore, Inc., Horizon Offshore Contractors, Inc. and SouthTrust Bank(11)

Exhibit
Number

10.16	—	Loan Agreement dated August 31, 2001, between Horizon Vessels International Ltd. and GMAC Business Credit, LLC(10)
10.17	—	Loan Agreement dated August 15, 2001, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., HorizEn, L.L.C. and Southwest Bank of Texas, N.A.(10)
10.18	—	First Amendment to Loan Agreement dated as of April 17, 2002 among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc. and Southwest Bank of Texas, N.A., as Agent(12)
10.19	—	First Amendment to EXIM Guaranteed Loan Agreement dated as of April 17, 2002 among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., HorizEn, L.L.C. and Southwest Bank of Texas, N.A., as Agent(12)
10.20	—	Horizon Offshore, Inc. 2002 Stock Incentive Plan(13)*
10.21	—	Fourth Amendment to Loan Agreement dated as of September 30, 2002, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc. and Southwest Bank of Texas, N.A.(14)
10.22	—	Third Amendment to EXIM Guaranteed Loan Agreement dated as of September 30, 2002, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., HorizEn, L.L.C., and Southwest Bank of Texas, N.A.(14)
10.23	—	Fifth Amendment to Loan Agreement dated as of March 6, 2003, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc. and Southwest Bank of Texas, N.A.(15)
10.24	—	Fourth Amendment to EXIM Guaranteed Loan Agreement dated as of March 6, 2003, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., HorizEn, L.L.C., and Southwest Bank of Texas, N.A.(15)
10.25	—	Employment and Non-Competition Agreement dated May 31, 2002 between the Company and J. Louis Frank(15)*
10.26	—	Amended and Restated Employment Agreement dated January 1, 2003 between the Company and James Devine(15)*
10.27	—	Amendment No. 8 to Loan Agreement dated as of May 13, 2003, among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., Horizon Offshore, Inc., The CIT Group/Equipment Financing Inc., as agent, and the other lenders specified therein(16)
10.28	—	Loan Agreement dated June 4, 2003, between Horizon Vessels, Inc., as borrower and Elliott Associates, L.P., as lender(17)
10.29	—	Amendment No. 1 dated as of June 30, 2003 to Loan Agreement dated June 4, 2003, between Horizon Vessels, Inc., as borrower and Elliott Associates, L.P., as lender(17)
10.30	—	Loan Agreement dated June 30, 2003, between Horizon Vessels International, Ltd., as borrower and Boeing Capital Corporation, as lender(17)
10.31	—	Amendment No. 2 dated as of June 30, 2003 to Credit Agreement dated May 10, 2001, among Horizon Vessels, Inc., as borrower, Horizon Offshore Contractors, Inc. and Horizon Offshore, Inc., as guarantors and The CIT Group/Equipment Financing, Inc., as lender(17)
10.32	—	Employment and Non-Competition Agreement dated July 1, 2003 between the Company and David W. Sharp(17)*
10.33	—	Employment and Non-Competition Agreement dated July 1, 2003 between the Company and William B. Gibbens(17)*
10.34	—	Consulting Agreement dated December 4, 2003 between the Company and Edward L. Moses(18)*
10.35	—	Purchase Agreement dated as of March 11, 2004 among Horizon Offshore, Inc., as issuer, Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels International, Ltd., HorizEn L.L.C., ECH Offshore, S. de R.L. de C.V., and HOC Offshore, S. de R.L. de C.V., as guarantors, and the initial purchasers named therein(18)

Exhibit
Number

10.36	—	Amendment No. 1 dated March 11, 2004 to the Registration Rights Agreement dated as of December 4, 1997 among Horizon Offshore, Inc., Highwood Partners, L.P. and Westgate International, L.P.(18)
10.37	—	Registration Rights Agreement dated as of March 11, 2004 among Horizon Offshore, Inc., as issuer, Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels International, Ltd., HorizEn L.L.C., ECH Offshore, S. de R.L. de C.V., and HOC Offshore, S. de R.L. de C.V., as guarantors, and the initial purchasers named therein(18)
10.38	—	Sixth Amendment to Loan Agreement dated as of January 30, 2004, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., and Southwest Bank of Texas, N.A., as agent(18)
10.39	—	Fifth Amendment to EXIM Guaranteed Loan Agreement dated as of January 30, 2004, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., HorizEn, L.L.C. and Southwest Bank of Texas, N.A., as agent(18)
10.40	—	Seventh Amendment to Loan Agreement dated as of March 11, 2004, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., and Southwest Bank of Texas, N.A., as agent(18)
10.41	—	Sixth Amendment to EXIM Guaranteed Loan Agreement dated as of March 11, 2004, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., HorizEn, L.L.C., and Southwest Bank of Texas, N.A., as agent(18)
10.42	—	First Amendment to Loan Agreement dated as of March 10, 2004, among Horizon Vessels International, Ltd. and Boeing Capital Corporation(18)
10.43	—	Amendment No. 9 to Loan Agreement dated as of March 11, 2004, among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., Horizon Offshore, Inc., The CIT Group/Equipment Financing Inc., as agent, and the other lenders specified therein(18)
10.44	—	Loan Agreement dated June 29, 2001, as amended and restated as of March 11, 2004, among Horizon Vessels, Inc., Horizon Offshore, Inc., Horizon Offshore Contractors, Inc. and SouthTrust Bank(18)
10.45	—	Amendment No. 3 dated as of March 11, 2004 to Credit Agreement dated as of May 10, 2001, as amended, among Horizon Vessels, Inc. Horizon Offshore Contractors, Inc., Horizon Offshore, Inc., and The CIT Group/Equipment Financing, Inc., as the lender(18)
10.46	—	First Amendment dated May 1, 2004 to Consulting Agreement between the Company and Edward L. Moses dated December 4, 2003(19)*
10.47	—	Purchase Agreement, dated as of May 27, 2004, among Horizon Offshore, Inc., as issuer, Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels International, Ltd., HorizEn L.L.C., ECH Offshore, S. de R.L. de C.V., and HOC Offshore, S. de R.L. de C.V., as guarantors, and the initial purchasers named therein(22)
10.48	—	Amendment No. 1 and Waiver dated May 27, 2004 to Purchase Agreement, dated as of March 11, 2004, among Horizon Offshore, Inc., and the holders listed on the signature pages thereto(22)
10.49	—	Amendment No. 1 dated September 3, 2004 to Employment and Non-Competition Agreement between the Company and J. Louis Frank Dated May 1, 2002(23)*
10.50	—	Amendment No. 1 dated September 14, 2004 to Employment and Non-Competition Agreement between the Company and Bill J. Lam Dated June 1, 2001(23)*
10.51	—	Amendment No. 1 to May Purchase Agreement, dated as of November 4, 2004, by and among Horizon Offshore, Inc., the guarantors specified therein and the purchasers specified therein(24)
10.52	—	Preferred Stock Purchase Agreement, dated as of November 4, 2004, by and among Horizon Offshore, Inc. and the purchasers specified therein (including the form of warrant certificate and registration rights agreement attached thereto)(24)
10.53	—	Recapitalization Letter Agreement, dated as of October 29, 2004, by and among Horizon Offshore, Inc. and the holders of subordinated notes specified therein(24)

Exhibit
Number

10.54	—	Amendment No. 2, dated as of November 4, 2004, to Employment and Non-Competition Agreement dated May 31, 2002 between the Company and J. Louis Frank, as amended on September 3, 2004(24)*
10.55	—	Seventh Amendment to EXIM Guaranteed Loan Agreement, dated as of November 4, 2004, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., HorizEn, L.L.C., and Southwest Bank of Texas, N.A., as agent, and the other lenders specified therein(24)
10.56	—	Eighth Amendment to Loan Agreement, dated as of November 4, 2004, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., and Southwest Bank of Texas, N.A., as agent, and the other lenders specified therein(24)
10.57	—	Amendment No. 4 to Credit Agreement, dated as of November 4, 2004, to the Credit Agreement, dated as of May 10, 2001, as amended, among Horizon Vessels, Inc., Horizon Contractors, Inc., Horizon Offshore, Inc. and The CIT Group/Equipment Financing, Inc., as the lender(24)
10.58	—	Amendment No. 10 to Loan Agreement, dated as of November 4, 2004, to the Loan Agreement, dated as of December 30, 1998, as amended, among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., Horizon Offshore, Inc., The CIT Group/Equipment Financing, Inc, as agent and for the other lenders specified therein(24)
10.59	—	First Amendment to Amended and Restated Loan Agreement, dated as of November 4, 2004, among Horizon Vessels, Inc., Horizon Offshore, Inc., Horizon Off shore Contractors, Inc. and SouthTrust Bank(24)
10.60	—	Second Amendment to Loan Agreement, dated as of October 29, 2004, among Horizon Vessels International, Ltd. and General Electric Capital Corporation of Tennessee(24)
10.61	—	Second Amendment dated November 8, 2004 to the Consulting between the Company and Edward L. Moses dated December 4, 2003, as amended May 1, 2004(25)*
10.62	—	Amended and Restated Employment Agreement between the Company and George G. Reuter dated July 1, 2003(26)*
10.63	—	Eighth Amendment to EXIM Guaranteed Loan Agreement, dated as of January 20, 2005 among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., HorizEn, L.L.C., and Southwest Bank of Texas, N.A., as agent, and the other lenders specified therein(27)
10.64	—	Ninth Amendment to Loan Agreement, dated as of January 20, 2005, among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., and Southwest Bank of Texas, N.A., as agent, and the other lenders specified therein(27)
10.65	—	Ninth Amendment to EXIM Guaranteed Loan Agreement, dated as of February 11, 2005 among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., HorizEn, L.L.C., and Southwest Bank of Texas, N.A., as agent, and the other lenders specified therein(28)
10.66	—	Tenth Amendment to EXIM Guaranteed Loan Agreement, dated as of February 18, 2005 among Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels, Inc., HorizEn, L.L.C., and Southwest Bank of Texas, N.A., as agent, and the other lenders specified therein(29)
10.67	—	Financing Agreement, dated as of March 31, 2005, by and among Horizon Offshore, Inc., Horizon Offshore Contractors, Inc., and Horizon Vessels, Inc., as borrowers, the guarantors specified therein, Manchester Securities Corp., as agent, and the other lenders specified therein.(31)
10.68	—	Recapitalization Letter Agreement, dated as of March 31, 2005, by and among Horizon Offshore, Inc. and the holders of subordinated notes specified therein.(31)
10.69	—	Amendment No. 11 to Loan Agreement, dated as of March 31, 2005, to the Loan Agreement, dated as of December 30, 1998, as amended, among Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., Horizon Offshore, Inc., The CIT Group/Equipment Financing, Inc, as agent and for the other lenders specified therein.(31)
10.70	—	Second Amendment to Amended and Restated Loan Agreement, dated as of March 31, 2005, among Horizon Vessels, Inc., Horizon Offshore, Inc., Horizon Offshore Contractors, Inc. and Wachovia Bank, National Association (as successor by merger to SouthTrust Bank).(31)

Exhibit
Number

10.71	—	Third Amendment to Loan Agreement, dated as of March 31, 2005, among Horizon Vessels International, Ltd. and General Electric Capital Corporation of Tennessee.(31)
10.72	—	Amendment No. 1, dated as of March 31, 2005, to that certain Rights Agreement dated January 11, 2002, by and between Horizon Offshore, Inc. and Mellon Investor Services, LLC., as Rights Agent.(31)
10.73	—	Amended and Restated Purchase Agreement dated as of April 30, 2005 among Horizon Offshore, Inc., as issuer, Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels International, Ltd., HorizEn L.L.C., ECH Offshore, S. de R.L. de C.V., and HOC Offshore, S. de R.L. de C.V., as guarantors, and the holders named therein(32)
10.74	—	Amended and Restated Purchase Agreement, dated as of April 30, 2005, among Horizon Offshore, Inc., as issuer, Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels International, Ltd., HorizEn L.L.C., ECH Offshore, S. de R.L. de C.V., and HOC Offshore, S. de R.L. de C.V., as guarantors, and the holders named therein(32)
10.75	—	Registration Rights Agreement dated as of April 30, 2005 among Horizon Offshore, Inc. and the initial holders named therein(32)
10.76	—	Employment Agreement between Horizon Offshore, Inc. and David W. Sharp dated as of July 6, 2005(33)*
10.77	—	Employment Agreement between Horizon Offshore, Inc. and George G. Reuter dated as of July 6, 2005(33)*
10.78	—	Employment Agreement between Horizon Offshore, Inc. and William B. Gibbens, III dated as of July 6, 2005(33)*
10.79	—	Employment Agreement between Horizon Offshore, Inc. and Ronald D. Mogel dated as of July 6, 2005(33)*
10.80	—	Horizon Offshore, Inc. 2005 Annual Incentive Bonus Plan(34)*
10.81	—	First Amendment to Financing Agreement, dated as of the 29th day of July, 2005, by and among Horizon Offshore, Inc., each subsidiary of the Parent listed as a Borrower on the signature pages thereto, each subsidiary of the Parent listed as a Guarantor on the signature pages thereto, the investors listed on the signature pages thereto, and Manchester Securities Corp., as collateral agent and administrative agent for the Lenders(35)
14.1	—	Code of Ethics and Business Conduct(18)
16.1	—	Letter Regarding Change in Certifying Accountant dated June 18, 2004(20)
21.1	—	Subsidiaries of the Company(30)
23.1	—	Consent of Grant Thornton LLP(36)
23.2	—	Consent of PricewaterhouseCoopers LLP(36)
31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(36)
31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(36)
32.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(36)
32.2	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(36)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-43965).

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(7)	Incorporated herein by reference to Exhibits 1, 2, 3 and 4 to the Company’s Registration Statement on Form 8-A12B, filed with the Commission on January 18, 2002.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10K-405 for the year ended December 31, 2001.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(13)	Incorporated by reference to Exhibit A to our Definitive Schedule 14A filed on April 8, 2002.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 18, 2004.

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 14, 2004.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 21, 2004.

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 5, 2004.

(25)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 8, 2004.

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 16, 2004.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K dated January 20, 2005.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 10, 2005.

(29)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 18, 2005.

(30)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(31)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 5, 2005.

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 16, 2005.

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2005.

(34)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 20, 2005.

(35)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 11, 2005.

(36)	Filed herewith.

*	Management Contract or Compensatory Plan or Arrangement.