Form 10-Q/A
period 2005-03-31
HORIZON OFFSHORE INC
filed 2005-08-16
CIK 1051431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/ A
Amendment No. 1

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
(713) 361-2600
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      The number of shares of the registrant’s common stock, $1.00 par value per share, outstanding of August 1, 2005 was 92,323,139

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q/A
Amendment No. 1
For the Quarter Ended March 31, 2005

EXPLANATORY NOTE
      This Amendment No. 1 on Form 10-Q/A (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the Form 10-Q), which was originally filed on May 10, 2005, is being filed to address comments that we received from the staff of the Division of Corporation Finance (the Staff) of the Securities and Exchange Commission (the SEC) in connection with the Staff’s normal periodic review of our filings. We are restating our consolidated balance sheet at March 31, 2005 and the statement of cash flows for the three months ended March 31, 2005. This amendment does not affect the consolidated statements of operations for the three months ended March 31, 2005 and 2004 and the statement of cash flows for the three months ended March 31, 2004. This amended Quarterly Report on Form 10-Q/A also reflects the restatement of the consolidated balance sheet at December 31, 2004 and the restatement of earnings (loss) per share — basic and diluted for 2004 (including the interim periods therein), reflected in our Annual Report in Amendment No. 2 on Form 10-K/ A (the 2004 Form 10-K/ A) for the year ended December 31, 2004 filed on August 15, 2005. In 2004, we had recorded insurance recoveries on a policy of mortgagee’s interest insurance expected to be realized for the fire sustained on the Gulf Horizon as a long-term asset under the caption “Insurance Receivable.” Based upon our evaluation and response to the Staff’s comments, we concluded that recording the insurance recovery as a long-term asset has the accounting effect of derecognizing a liability, because the insurance proceeds from the mortgagee’s interest insurance policy would be paid directly to one of our lenders, as named beneficiary on the policy, and then used to reduce our existing debt that the Gulf Horizon secures and the claim has not been filed. Our debt obligation was reflected as a liability on our balance sheet at December 31, 2004. We restated our 2004 consolidated financial statements to record an additional loss in the quarter ended September 30, 2004 related to the expected benefit, if any, from the indirect cash flows under the mortgagee’s interest insurance policy for the Gulf Horizon and the recognition of this benefit as a long-term asset. Also, we have restated our earnings (loss) per share — basic and diluted for 2004 (including the interim periods therein) to include 5,283,300 shares of common stock issuable in connection with warrants issued on March 11, 2004 to holders of our 16% Subordinated Notes, each with a remaining exercise price of $0.01, in the calculation of weighted average shares used in computing earnings (loss) per share. The 5,283,300 warrants were considered outstanding common shares at March 11, 2004 in accordance with SFAS No. 128, “Earnings Per Share” because these shares were issuable for little cash consideration and there was no contingency for the issuance of these shares. The restatement for the quarter ended March 31, 2005 reduced assets by $(9.1) million and increased our accumulated deficit by $(9.1) million at March 31, 2005.
      For the convenience of the reader, this Form 10-Q/A sets forth the complete text of our originally filed Form 10-Q in its entirety rather than just the amended portions thereof. No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the Form 10-Q, other than to correct typographical and other immaterial errors or to include amended information set forth in prior amendments thereto. Except for the adjustment described above, this Form 10-Q/A does not reflect events occurring after May 10, 2005, the date of the original filing of our Form 10-Q, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the 2004 Form 10-K/ A .
      The following items have been amended as a result of the restatement described above:

Part I — Item 1. — Financial Statements

Part I — Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Restated
	March 31,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except
	share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,290	$37,975
Restricted cash	5,700	—
Accounts receivable —
Contract receivables, net	37,624	81,861
Costs in excess of billings, net	28,886	24,058
Other	248	346
Other current assets	2,848	5,079
Assets held for sale	8,632	8,632

Total current assets	91,228	157,951
PROPERTY AND EQUIPMENT, net	196,748	198,804
RESTRICTED CASH	9,247	9,247
INVENTORY	1,004	1,415
OTHER ASSETS	30,355	26,860

	$328,582	$394,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,420	$35,267
Accrued liabilities	8,611	9,181
Accrued job costs	21,259	31,152
Billings in excess of costs	6,740	9,900
Current maturities of long-term debt	48,690	42,243
Current taxes payable	1,629	1,186

Total current liabilities	110,349	128,929
LONG-TERM DEBT, net of current maturities	45,664	81,379
SUBORDINATED NOTES, net of discount	92,193	88,968
OTHER LIABILITIES	1,174	1,311
PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION	1,271	416

Total liabilities	250,651	301,003
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par value, 5,000,000 shares authorized, 1,400 mandatorily redeemable shares issued and outstanding, respectively	—	—
Common stock, $1 par value, 100,000,000 shares authorized, 32,573,882 and 32,583,882 shares issued, respectively	21,867	21,877
Subscriptions receivable	—	(42)
Additional paid-in capital	190,901	191,759
Accumulated deficit	(133,193)	(117,720)
Treasury stock, 250,757 and 396,458 shares, respectively	(1,644)	(2,600)

Total stockholders’ equity	77,931	93,274

	$328,582	$394,277

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
	(In thousands, except share
	and per share data)
CONTRACT REVENUES	$37,346	$42,483
COST OF CONTRACT REVENUES	34,750	42,607

Gross profit (loss)	2,596	(124)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,568	5,841

Operating loss	(2,972)	(5,965)
OTHER:
Interest expense	(10,314)	(3,737)
Interest income	38	14
Loss on debt extinguishment	(1,263)	(165)
Other income (expense), net	(57)	(58)

NET LOSS BEFORE INCOME TAXES	(14,568)	(9,911)
INCOME TAX PROVISION	905	787

NET LOSS	$(15,473)	$(10,698)

EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED:
Net loss per share — basic and diluted	$(0.48)	$(0.39)
WEIGHTED AVERAGE SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
BASIC AND DILUTED	32,219,204	27,656,393
The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	Restated
	2005	2004

	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,473)	$(10,698)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities —
Depreciation and amortization	3,643	4,042
Loss on sale of assets	1	—
Paid in-kind interest on subordinated notes	4,239	610
Amortization of subordinated debt discount recorded as interest expense	1,963	266
Amortization of deferred loan fees recorded as interest expense	1,035	344
Adjustment of mandatorily redeemable preferred stock charged to interest expense	855	—
Expense recognized for issuance of treasury stock for 401(k) plan contributions	98	110
Loss on debt extinguishment	1,263	165
Changes in operating assets and liabilities —
Restricted cash	(5,700)	(5,335)
Accounts receivable	44,335	5,943
Costs in excess of billings	(4,828)	(2,761)
Billings in excess of costs	(3,160)	11,189
Inventory	411	4
Other assets	(491)	(1,453)
Accounts payable	(11,847)	3,936
Accrued and other liabilities	(3,001)	139
Accrued job costs	(9,893)	(16,910)
Current taxes payable	443	228

Net cash provided by (used in) operating activities	3,893	(10,181)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and additions to property and equipment	(418)	(2,050)
Proceeds from sale of assets	1	—

Net cash used in investing activities	(417)	(2,050)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term debt	(1,969)	(2,409)
Borrowings on revolving credit facilities	—	6,650
Payments on revolving credit facilities	(27,299)	(34,400)
Proceeds from issuance of subordinated notes	—	28,305
Proceeds from issuance of subordinated notes allocable to warrants	—	16,593
Principal payments on subordinated notes	(3,481)	—
Deferred loan fees	(1,444)	(1,470)
Stock option and warrant transactions and other	32	6

Net cash (used in) provided by financing activities	(34,161)	13,275

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,685)	1,044
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,975	10,115

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,290	$11,159

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,286	$2,831
Cash paid for income taxes	$433	$559
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures for property and equipment included in accrued liabilities	$2,647	$2,450
Repayment of debt with proceeds of subordinated notes and additional term debt	$—	$15,000
Payment of deferred loan fees and warrant issuance costs with proceeds of subordinated notes	$—	$5,502
The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Restatement and Summary of Significant Accounting Policies

Organization and Basis of Presentation
      Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (references to Horizon, company, we or us are intended to refer to Horizon Offshore, Inc. and its subsidiaries) provide marine construction services for the offshore oil and gas and other energy related industries domestically in the U.S. Gulf of Mexico, and internationally in Latin America, Southeast Asia, West Africa and the Mediterranean. These services generally consist of laying, burying or repairing marine pipelines for the transportation of oil and gas; providing hook-up and commissioning services; and installing and salvaging production platforms and other marine structures. Substantially all of our projects are performed on a fixed-price basis or a combination of a fixed-price and day-rate basis in the case of extra work to be performed under the contract. From time to time, we also perform projects on a day-rate or cost-reimbursement basis. The accompanying consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles, assuming Horizon continues as a going concern, which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business, and are unaudited. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position as of March 31, 2005, the statements of operations for the three months ended March 31, 2005 and 2004, and the statements of cash flows for the three months ended March 31, 2005 and 2004. Although management believes the unaudited interim disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the SEC). The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2005. The consolidated interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto in Amendment No. 2 on Form 10-K/ A for the year ended December 31, 2004 filed on August 9, 2005.

Restatement of Previously Issued First Quarter 2005 Consolidated Financial Statements
      This Amendment No. 1 on Form 10-Q/A (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the Form 10-Q), which was originally filed on May 10, 2005, is being filed to address comments that we received from the staff of the Division of Corporation Finance (the Staff) of the Securities and Exchange Commission (the SEC) in connection with the Staff’s normal periodic review of our filings. We are restating our consolidated balance sheet at March 31, 2005 and the statement of cash flows for the three months ended March 31, 2005. This amendment does not affect the consolidated statements of operations for the three months ended March 31, 2005 and 2004 and the statement of cash flows for the three months ended March 31, 2004. In 2004, we had recorded insurance recoveries on a policy of mortgagee’s interest insurance expected to be realized for the fire sustained on the Gulf Horizon as a long-term asset under the caption “Insurance Receivable.” We restated our 2004 consolidated financial statements to record an additional loss in the quarter ended September 30, 2004 related to the expected benefit, if any, from the indirect cash flows under the mortgagee’s interest insurance policy for the Gulf Horizon and the recognition of this benefit as a long-term asset. Management and the Audit Committee of our Board of Directors, in consultation with our independent registered public accounting firm, believed that it was proper to record this economic benefit from the expected insurance recoveries that are probable of realization as an asset. The accounting literature we followed for our basis of accounting for this transaction was SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, SFAS No. 5, “Accounting for Contingencies” and on

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the conceptual framework of accounting for the definition of an asset as an economic benefit to the company.
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
      On August 4, 2005, our management and Audit Committee concluded, in consultation with our independent registered public accounting firm, to restate the previously issued financial statements to correct the accounting for the insurance recoveries, if any, expected for the Gulf Horizon. Our management and Audit Committee also concluded, in consultation with our independent registered public accounting firm, to restate our earnings (loss) per share — basic and diluted for 2004 (including the interim periods therein) to include 5,283,300 shares of common stock issuable in connection with warrants issued on March 11, 2004 to holders of our 16% Subordinated Notes, each with a remaining exercise price of $0.01, in the calculation of weighted average shares used in computing earnings (loss) per share. The 5,283,300 warrants were considered outstanding common shares at March 11, 2004 in accordance with SFAS No. 128, “Earnings Per Share” because these shares were issuable for little cash consideration and there was no contingency for the issuance of these shares. The restatement for the quarter ended March 31, 2005 reduced assets by $(9.1) million and increased our accumulated deficit by $(9.1) million at March 31, 2005. Except for the adjustment described above, this Form 10-Q/A does not reflect events occurring after May 10, 2005, the date of the original filing of our Form 10-Q, or modify or update those disclosures that may have been affected by subsequent events.
      The effect of the restatement on the amounts previously reported in our Form 10-Q for the quarter ended March 31, 2005 is as follows (in thousands):

	March 31, 2005

	As
	Previously	As
	Reported	Restated

BALANCE SHEET DATA:
Insurance receivable	$9,416	$—
Other assets	30,005	30,355
Total assets	337,648	328,582
Accumulated deficit	(124,127)	(133,193)
Total stockholders’ equity	86,997	77,931
CASH FLOWS DATA:
Accounts receivable	44,174	44,335
Other assets	(330)	(491)
Net cash provided by operating activities	3,893	3,893
OTHER DATA:
Valuation allowance at March 31	(47,981)	(51,063)

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentration of Credit Risk
      Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We control our exposure to credit risk associated with these instruments by placing our financial interests with credit-worthy financial institutions and performing services for national oil companies, major and independent oil and gas companies, energy companies and their affiliates. The concentration of customers in the energy industry may impact our overall credit exposure, either positively or negatively, since these customers may be similarly affected by changes in economic or other conditions. As of March 31, 2005 and December 31, 2004, three and four customers accounted for 64% and 77% of total billed and unbilled receivables, respectively. No other single customer accounted for more than 10% of accounts receivable as of March 31, 2005 and December 31, 2004.

Principles of Consolidation
      The consolidated financial statements include the accounts of Horizon and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Interest Expense
      Included in interest expense are charges related to cost of capital and other financing charges related to our outstanding debt; amortization of deferred loan fees over the term of the respective debt; amortization of debt discount related to our Subordinated Notes over their term; paid in-kind interest on our Subordinated Notes; and recognition of the change from the previous reporting date in the fair value of the Series A Preferred Stock, which is subject to mandatory redemption.

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

Other Assets
      Other assets consist of the following (in thousands):

	Restated
	March 31,	December 31,
	2005	2004

Capitalized dry-dock costs	$20,613	$17,007
Prepaid loan fees	8,199	8,548
Deposits	294	294
Other	1,249	1,011

	$30,355	$26,860

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

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
under “Recent Accounting Pronouncements.” The following table illustrates the effect on net loss and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data).

	Three Months Ended
	March 31,

		Restated
	2005	2004

Net loss, as reported	$(15,473)	$(10,698)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(135)	(406)

Pro forma net loss	$(15,608)	$(11,104)

Earnings (loss) per share:
Basic and Diluted — as reported	$(0.48)	$(0.39)

Basic and Diluted — pro forma	$(0.48)	$(0.40)

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

Income Taxes
      For the three months ended March 31, 2005 and 2004, a valuation allowance of $5.6 million and $4.0 million, respectively, was charged as income tax expense against the net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income. Our valuation allowance as of March 31, 2005 is approximately $51.1 million. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, which would materially impact our financial position and results of operations.
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
      The exchange transaction contemplated by the Recapitalization Agreement could result in us realizing cancellation of debt (COD) income for federal income tax purposes if the fair market value of the common stock and the Series B Preferred Stock and the issue price of the remaining Subordinated Notes is less than the adjusted issue price of the Subordinated Notes exchanged therefor. We are still in the process of determining whether, and to what extent, we may realize COD income from the exchange transaction for federal income tax purposes. If we were to realize COD income from the exchange

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
transaction, we believe that any such COD income would be included in our calculation of taxable income for federal income tax purposes. We intend to minimize any income tax payable as a result of any COD income by offsetting the income with our net operating loss carryforwards that are determined to be available under Section 382 of the Internal Revenue Code.

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

Earnings Per Share
      Earnings per share data for all periods presented have been computed pursuant to SFAS No. 128, “Earnings Per Share” that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2005, we had outstanding options covering an aggregate of 2,944,929 shares of common stock, of which 2,593,386 shares were exercisable. Excluded from the computation of diluted EPS for the three months ended March 31, 2005 and 2004 are options to purchase 2,944,929 and 3,483,070 shares of common stock at a weighted average price of $7.10 and $7.35 per share, respectively, as they would be anti-dilutive. We included 5,283,300 shares of common stock issuable in connection with warrants issued on March 11, 2004 to holders of our 16% Subordinated Notes in the calculation of weighted average shares used in computing earnings (loss) per share for the three months ended March 31, 2004. The 5,283,300 warrants were considered outstanding common shares at March 11, 2004 because these shares were issuable for little cash consideration and there was no contingency for the issuance of these shares. See “Warrants” below.

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

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each computed by excluding our revolving credit facilities and balloon payments from current liabilities;

•	a fixed charge coverage ratio, as defined in our loan agreements, of 1.33 to 1 for the nine-month period ending March 31, 2005, (actual was 1.44 to 1 at March 31, 2005), and 1.33 to 1 for each period thereafter on a rolling four quarter basis;

•	a tangible net worth, as defined in our loan agreements, in an amount not less than the sum of $110 million plus 75% of our consolidated net income for each fiscal quarter which has been completed as of the date of calculation, commencing with the fiscal quarter ending March 31, 2004 plus 90% of the net proceeds of any common stock or other equity issued after December 31, 2003 (actual was $133 million at March 31, 2005); and

•	the sum of our net income before gains and losses on sales of assets (to the extent such gains and losses are included in earnings), plus interest expense, plus tax expense and plus depreciation and amortization, as defined in our loan agreements, to be positive (actual was positive $0.9 million for the three months ended March 31, 2005).
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
      Horizon operates in a single industry segment, the marine construction services industry. Geographic information relating to Horizon’s operations follows (in millions):

	Three Months
	Ended
	March 31,

	2005	2004

Revenues:
Domestic	$12.3	$21.2
Latin America	0.3	5.3
West Africa	8.5	11.0
Southeast Asia/ Mediterranean	16.2	5.0
Other	—	—

Total	$37.3	$42.5

Gross Profit:
Domestic	$(1.2)	$(0.9)
Latin America	(1.4)	(1.1)
West Africa	0.9	1.0
Southeast Asia/ Mediterranean	4.3	0.9
Other	—	—

Total	$2.6	$(0.1)

	As of

	March 31,	December 31,
	2005	2004

Property and Equipment(1):
Domestic	$118.2	$119.9
Latin America	0.1	0.1
West Africa	18.7	18.8
Southeast Asia/ Mediterranean	59.7	60.0

Total	$196.7	$198.8

(1)	Property and equipment includes vessels, property and related marine equipment. Amounts reflect the location of the assets at March 31, 2005 and December 31, 2004. Equipment location changes as necessary to meet working requirements. Other identifiable assets include inventory and other long-term assets, and are primarily located in the domestic region.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Restatement of Previously Issued First Quarter 2005 Consolidated Financial Statements
      We have restated the consolidated balance sheet at March 31, 2005 and the statement of cash flows for the three months ended March 31, 2005. This amended Quarterly Report on Form 10-Q/A also includes the restatement of the consolidated balance sheet at December 31, 2004 and the restatement of earnings (loss) per share — basic and diluted for 2004 (including the interim periods therein), reflected in Amendment No. 2 on Form 10-K/ A (the 2004 Form 10-K/ A) for the year ended December 31, 2004 filed on August 15, 2005. This amendment does not affect the consolidated statements of operations for the three months ended March 31, 2005 and 2004 and the statement of cash flows for the three months ended March 31, 2004. The effect of the restatement reduced assets by $(9.1) million and increased our accumulated deficit by $(9.1) million at March 31, 2005. Certain information below has been amended to reflect the restatement made to the consolidated financial statements.
Overview
      For the past three years and the three months ended March 31, 2005, we have experienced operating and net losses due to the reduced levels of work on the U.S. continental shelf in the Gulf of Mexico, competitive market conditions in the U.S. Gulf of Mexico and low utilization of vessels, which have negatively impacted our liquidity. Our contract and backlog levels have not been sufficient to provide funds to support our operating costs due to the highly competitive industry and weak market in the shallow water depths of the U.S. Gulf of Mexico. Our liquidity has also been impacted by our inability to collect outstanding receivables and claims from Petróleos Mexicanos (Pemex) and Williams Oil Gathering LLC (Williams). In order to meet our liquidity needs during the past three years, we have incurred a substantial amount of debt. During 2004, we issued an aggregate of $113.7 million, including paid in-kind interest, face value of 16% Subordinated Secured Notes due March 31, 2007 (the 16% Subordinated Notes) and 18% Subordinated Secured Notes due March 31, 2007 (the 18% Subordinated Notes) in order to meet our immediate liquidity needs. In addition, during the first quarter of 2005, we issued $4.2 million face value of Subordinated Notes for paid in-kind interest. Due to our inability to repay our substantial debt maturing in 2005 and immediate need for working capital financing necessary to continue our operations, we proceeded to implement our previously announced recapitalization plan with the holders of our 16% and 18% Subordinated Notes (collectively, the Subordinated Notes) in two steps.
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
      The exchange transaction contemplated by the Recapitalization Agreement could result in us realizing cancellation of debt (COD) income for federal income tax purposes if the fair market value of the common stock and the Series B Preferred Stock and the issue price of the remaining Subordinated Notes is less than the adjusted issue price of the Subordinated Notes exchanged therefor. We are still in the process of determining whether, and to what extent, we may realize COD income from the exchange transaction for federal income tax purposes. If we were to realize COD income from the exchange transaction, we believe that any such COD income would be included in our calculation of taxable income for federal income tax purposes. We intend to minimize any income tax payable as a result of any COD income by offsetting the income with our net operating loss carryforwards that are determined to be available under Section 382 of the Internal Revenue Code.
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
      Net Loss. Net loss for the quarter ended March 31, 2005 was $(15.5) million, or $(0.48) per share-diluted. This compares with net loss of $(10.7) million, or $(0.39) per share-diluted for the quarter ended March 31, 2004.
Liquidity and Capital Resources

General
      For the past three years and the three months ended March 31, 2005, we have experienced operating and net losses due to the reduced levels of work on the U.S. continental shelf in the Gulf of Mexico, competitive market conditions in the U.S. Gulf of Mexico and low utilization of vessels, which have negatively impacted our liquidity. Our contract and backlog levels have not been sufficient to provide funds to support our operating cost structure due to the highly competitive industry and weak market in the shallow water depths of the U.S. Gulf of Mexico. Our liquidity has also been impacted by our inability to collect outstanding receivables and claims from Pemex and Williams, a fire on the Gulf Horizon in May 2004, our inability to secure performance bonds and letters of credit on large international contracts without utilizing cash collateral and the repayment of our two revolving credit facilities with Southwest Bank of Texas N.A. (Southwest Bank) in February 2005. We have closely managed cash as a result of our lack of liquidity and negotiated extended payment schedules with our large trade payable creditors and subcontractors. In order to meet our liquidity needs during the past three years, we have incurred a substantial amount of debt. During 2004, we issued an aggregate of $113.7 million, including paid in-kind interest, face value of Subordinated Notes in order to meet our immediate liquidity needs. In addition, during the first quarter of 2005, we issued $4.2 million face value of Subordinated Notes for paid in-kind interest.

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
      These and other uncertainties related to the business are described in detail under the heading “Cautionary Statements” in our 2004 Form 10-K/ A.

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

(a) Evaluation of disclosure controls and procedures
      As of March 31, 2005, an evaluation was performed under the supervision and with participation of our management, including our principal executive and financial officers, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the rules under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the principal executive and financial officers concluded that these disclosure controls and procedures were effective to provide reasonable assurance that such disclosure controls and procedures will meet their objectives.
      We have restated our consolidated balance sheet as of March 31, 2005 and the related statement of cash flows for three months ended March 31, 2005 presented in this Form 10-Q/A as a result of a normal periodic review of our financial reports by the Staff of the SEC and follow-up discussions with the Staff. In our 2004 Form 10-K, we recorded insurance recoveries on a policy of mortgagee’s interest insurance expected to be realized for the fire sustained on the Gulf Horizon as a long-term asset under the caption “Insurance Receivable.” In response to the Staff’s comments, we restated our 2004 consolidated financial statements to record an additional loss in the quarter ended September 30, 2004 related to the expected benefit, if any, from the indirect cash flows under the mortgagee’s interest insurance policy for the Gulf

Horizon and the recognition of this benefit as a long-term asset. Please refer to Note 1 in the accompanying notes to consolidated financial statements for additional information. Management and the Audit Committee of our Board of Directors, in consultation with our independent registered public accounting firm, believed that it was proper to record this economic benefit from the expected insurance recoveries that are probable of realization as an asset. The accounting literature we followed for our basis of accounting for this transaction was SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, SFAS No. 5, “Accounting for Contingencies” and on the conceptual framework of accounting for the definition of an asset as an economic benefit to the company.
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
      On August 4, 2005, our management and Audit Committee concluded, in consultation with our independent registered public accounting firm, to restate the previously issued financial statements to correct the accounting for the insurance recoveries for the Gulf Horizon. Our management and Audit Committee also concluded, in consultation with our independent registered public accounting firm, to restate our earnings (loss) per share — basic and diluted for 2004 (including the interim periods therein) to include 5,283,300 shares of common stock issuable in connection with warrants issued on March 11, 2004 to holders of our 16% Subordinated Notes, each with a remaining exercise price of $0.01, in the calculation of weighted average shares used in computing earnings (loss) per share. The 5,283,300 warrants were considered outstanding common shares at March 11, 2004 in accordance with SFAS No. 128, “Earnings Per Share” because these shares were issuable for little cash consideration and there was no contingency for the issuance of these shares. As a result of the restatement of our consolidated balance sheet as of March 31, 2005 and the related statement of cash flows for three months ended March 31, 2005, our management, including our principal executive officer and principal financial officer, re-evaluated its assessment of the effectiveness of internal control over financial reporting as of March 31, 2005. Based on that re-evaluation, our management concluded that our internal control over financial reporting was effective at March 31, 2005. In concluding that our disclosure controls and procedures were effective as of March 31, 2005, management considered, among other things, the circumstances that resulted in the restatement of our previously issued financial statements and the materiality of the restatement adjustments on the consolidated financial statements.
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

(b) Changes in internal control over financial reporting
      There were no changes in our internal control over financial reporting or in other factors during our most recent fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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