Form 10-Q
period 2005-09-30
HORIZON OFFSHORE INC
filed 2005-11-09
CIK 1051431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐          No ☑
      The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 1, 2005 was 212,783,964.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands,
	except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,522	$37,975
Restricted cash	2,476	—
Accounts receivable —
Contract receivables, net	69,848	81,861
Costs in excess of billings, net	38,262	24,058
Other	671	346
Other current assets	6,630	5,079
Assets held for sale	6,371	8,632

Total current assets	141,780	157,951
PROPERTY AND EQUIPMENT, net	191,087	198,804
RESTRICTED CASH	7,967	9,247
INVENTORY	850	1,415
OTHER ASSETS	21,116	26,860

	$362,800	$394,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,504	$35,267
Accrued liabilities	6,846	9,181
Accrued job costs	37,755	31,152
Billings in excess of costs	4,219	9,900
Current maturities of long-term debt	28,203	42,243
Current portion of related party term debt	22,195	—
Current taxes payable	1,323	1,186

Total current liabilities	118,045	128,929
LONG-TERM DEBT, net of current maturities	33,200	81,379
RELATED PARTY TERM DEBT, net of current portion	43,629	—
SUBORDINATED NOTES, net of discount	25,613	88,968
OTHER LIABILITIES	978	1,311
PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION (See Notes 3 and 10)	1,008	416

Total liabilities	222,473	301,003
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value and $1.00 par value, respectively, 5,000,000 shares authorized, 1,000,000 mandatorily convertible redeemable shares of Series B Preferred Stock and 1,400 mandatorily redeemable shares of Series A Preferred Stock issued and outstanding, respectively (See Notes 3 and 10)	—	—
Common stock, $0.001 par value and $1.00 par value, respectively, 1,500,000,000 shares authorized, 117,950,616 and 32,583,882 shares issued, respectively	118	21,877
Deferred compensation	(9,375)	—
Subscriptions receivable	—	(42)
Additional paid-in capital	309,079	191,759
Accumulated deficit	(157,851)	(117,720)
Treasury stock, 250,757 and 396,458 shares, respectively	(1,644)	(2,600)

Total stockholders’ equity	140,327	93,274

	$362,800	$394,277

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except share and per share data)
CONTRACT REVENUES	$92,805	$94,600	$200,655	$182,015
COST OF CONTRACT REVENUES	71,825	78,660	167,955	167,230

Gross profit	20,980	15,940	32,700	14,785
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,881	8,473	22,443	19,747
RESERVE FOR CLAIMS AND RECEIVABLES	—	—	1,711	—
IMPAIRMENT OF PROPERTY AND EQUIPMENT	—	20,302	—	20,302
IMPAIRMENT LOSS ON ASSETS HELD FOR SALE	2,261	450	2,261	3,018

Operating income (loss)	8,838	(13,285)	6,285	(28,282)
OTHER:
Interest expense (See Notes 1 and 3)	(5,638)	(8,122)	(22,507)	(18,580)
Interest income	218	27	520	55
Loss on debt extinguishment	—	(1,554)	(23,138)	(1,719)
Other income (expense), net	21	(121)	(16)	(99)

NET INCOME (LOSS) BEFORE INCOME TAXES	3,439	(23,055)	(38,856)	(48,625)
INCOME TAX PROVISION	359	72	1,275	1,395

NET INCOME (LOSS)	$3,080	$(23,127)	$(40,131)	$(50,020)

EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED:
Net income (loss) per share — basic	$0.03	$(0.72)	$(0.71)	$(1.64)

Net income (loss) per share — diluted	$0.00	$(0.72)	$(0.71)	$(1.64)

WEIGHTED AVERAGE SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
BASIC (See Notes 3 and 10)	92,323,139	31,944,945	56,904,255	30,482,711
DILUTED (See Notes 3 and 10)	649,785,351	31,944,945	56,904,255	30,482,711
The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2005	2004

	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,131)	$(50,020)
Adjustments to reconcile net loss to net cash used in operating activities —
Depreciation and amortization	17,528	13,887
Reserve for claims and receivables	1,711	—
Impairment of property and equipment	—	20,302
Impairment loss on assets held for sale	2,261	3,018
Net gain on sale of assets	(41)	—
Paid in-kind interest on subordinated notes and related party term debt	5,975	7,159
Amortization of subordinated debt discount recorded as interest expense	3,321	3,198
Amortization of deferred loan fees recorded as interest expense	2,597	2,314
Adjustment of mandatorily redeemable preferred stock charged to interest expense	1,863	—
Expense recognized for issuance of treasury stock for 401(k) plan contributions	98	328
Loss on debt extinguishment	23,138	1,719
Changes in operating assets and liabilities —
Restricted cash	(1,196)	(14,449)
Accounts receivable	9,977	(13,423)
Costs in excess of billings	(14,204)	(4,107)
Billings in excess of costs	(5,681)	1,884
Inventory	565	88
Other assets	(7,649)	(18,962)
Accounts payable	(17,763)	21,792
Accrued and other liabilities	(2,822)	7,198
Accrued job costs	6,603	(7,036)
Current taxes payable	137	265

Net cash used in operating activities	(13,713)	(24,845)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and additions to property and equipment	(2,011)	(5,500)
Proceeds from sale of assets	564	—

Net cash used in investing activities	(1,447)	(5,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term debt	(9,346)	(7,230)
Borrowings on revolving credit facilities	—	25,650
Payments on revolving credit facilities	(27,299)	(44,100)
Borrowings on related party term debt	44,233	—
Principal payments on related party term debt	(5,300)	—
Proceeds from issuance of subordinated notes	—	47,537
Proceeds from issuance of subordinated notes allocable to warrants	—	16,593
Principal payments on subordinated notes	(3,481)	(4,472)
Deferred loan fees	(3,104)	(2,509)
Stock issuance costs	(1,028)	—
Stock option and warrant transactions and other	32	9

Net cash (used in) provided by financing activities	(5,293)	31,478

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,453)	1,133
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,975	10,115

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,522	$11,248

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$8,244	$6,079
Cash paid for income taxes	$1,116	$1,900
Cash refund for income taxes	$—	$906
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Repayment of debt with proceeds of additional debt	$25,573	$15,000
Capital expenditures for property and equipment included in accrued liabilities	$179	$999
Payment of deferred loan fees and warrant issuance costs with proceeds of subordinated notes	$—	$8,905
The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation
      Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (references to Horizon, company, we or us are intended to refer to Horizon Offshore, Inc. and its subsidiaries) provide marine construction services for the offshore oil and gas and other energy related industries and perform work as awarded domestically in the U.S. Gulf of Mexico, and internationally in Latin America, West Africa and Southeast Asia/ Mediterranean. These services generally consist of laying, burying or repairing marine pipelines for the transportation of oil and gas; providing hook-up and commissioning services; and installing and salvaging production platforms and other marine structures. Substantially all of our projects are performed on a fixed-price basis or a combination of a fixed-price and day-rate basis in the case of extra work to be performed under the contract. From time to time, we also perform projects on a day-rate or cost-reimbursement basis. The accompanying consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles, assuming Horizon continues as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and are unaudited, except for the balance sheet at December 31, 2004 which has been derived from audited consolidated financial statements. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position as of September 30, 2005, the statements of operations for the three and nine months ended September 30, 2005 and 2004, and the statements of cash flows for the nine months ended September 30, 2005 and 2004. Although management believes the unaudited interim disclosures in these consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the SEC). The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2005. The consolidated interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2004 Annual Report in Amendment No. 2 on Form 10-K/A.

Status of Horizon
      On March 31, 2005, we closed two senior secured term loans (the Senior Credit Facilities) of $30 million and $40 million, respectively, with the holders and affiliates of holders of our 16% and 18% Subordinated Notes due March 31, 2007 (collectively, the Subordinated Notes). We received net proceeds of $44.2 million from the Senior Credit Facilities on April 1, 2005 after repayment of the $25.8 million outstanding, including $0.2 million of accrued interest, under our revolving credit facility with The CIT Group/ Equipment Financing, Inc. (the CIT Group). We also used the proceeds to pay closing costs and used the balance from this financing transaction to provide working capital to support our operations and for other general corporate purposes.
      On June 10, 2005, we completed the exchange transaction contemplated by the letter agreement (the Recapitalization Letter Agreement), dated as of March 31, 2005, (the Exchange Transaction) that we entered into with the holders of all of our Subordinated Notes. We issued 60,000,015 shares of our common stock and one million shares of Series B Mandatorily Convertible Redeemable Preferred Stock, $1.00 par value per share (Series B Preferred Stock), to the holders of our Subordinated Notes in exchange for approximately $85 million of the approximately $110 million aggregate principal amount of outstanding Subordinated Notes at June 10, 2005 and all of the 1,400 outstanding shares of our Series A Redeemable Participating Preferred Stock (the Series A Preferred Stock). As a result, we issued equity

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that will on an “as converted” basis be equivalent to 95% of the number of shares of our aggregate outstanding common stock as of March 31, 2005 in consideration of (i) the exchange of approximately $85 million of Subordinated Notes and all of the outstanding shares of Series A Preferred Stock and (ii) all of the holders of our Subordinated Notes consenting to the $70 million financing transaction and release of the collateral securing the Subordinated Notes, amending the terms of the $25 million aggregate principal amount of Subordinated Notes that remained outstanding after the consummation of the Exchange Transaction and, if applicable, participating in the $70 million Senior Credit Facilities as a lender. Interest on the Subordinated Notes ceased to accrue as of March 31, 2005, and approximately $2.9 million of interest was not incurred from March 31, 2005 through the date of the Exchange Transaction. We recognized a loss on debt extinguishment of $21.9 million during the second quarter of 2005 from the Exchange Transaction, which reflects the write-off of the unamortized portion of deferred loan fees and debt discount.
      Also, we entered into a registration rights agreement (the Registration Rights Agreement), dated as of April 30, 2005 and effective as of June 10, 2005, with the holders of our Subordinated Notes that acquired shares of our common stock and Series B Preferred Stock in the Exchange Transaction. Under the Registration Rights Agreement, we have filed a resale registration statement with respect to the 60,000,015 shares of our common stock that we issued in the Exchange Transaction. In addition, we agreed to file a resale registration statement with respect to all of the shares of our common stock into which the Series B Preferred Stock is convertible within 15 days of conversion.
      The Series B Preferred Stock has a liquidation preference equal to the greater of $40 million or the value of the shares of our common stock into which the Series B Preferred Stock is convertible immediately prior to liquidation (the liquidation value is approximately $321.4 million at September 30, 2005). In addition, if the Series B Preferred Stock is not mandatorily converted into common stock by March 31, 2011, we will be required to redeem the Series B Preferred Stock for a cash amount equal to $40 million plus 10% per year, compounded quarterly, commencing June 30, 2005 (the redemption value is approximately $41.0 million at September 30, 2005). See Note 3.
      The issuance of shares of common stock and Series B Preferred Stock in connection with the Exchange Transaction has resulted in, and the mandatory conversion or earlier exchange of the Series B Preferred Stock will result in further, significant dilution to our existing common stockholders and the book value of their shares of our common stock. In addition, the liquidation preference of the Series B Preferred Stock is senior to the rights of our common stockholders upon company liquidation, dissolution or sale. The holders of the Series B Preferred Stock also have voting rights with respect to any amendment to our amended and restated certificate of incorporation that would alter or change their rights, and they must consent to the issuance by us of any capital stock. Additionally, the issuance of shares of our common stock in the Exchange Transaction resulted in a change of control of our company. If these stockholders act together, they are in a position to control the election of our directors and to control or exercise substantial influence over the outcome of any matter requiring a stockholder vote.

Significant Customers
      We have domestic and international operations in one industry segment, the marine construction services industry for offshore oil and gas companies and energy companies. We currently operate in four

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
geographic segments. See Note 9 for geographic information. Customers accounting for more than 10% of consolidated revenues for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

Customer	2005	2004	2005	2004

A	18%	—%	21%	—%
B	7%	—%	15%	—%
C	9%	3%	10%	4%
D	14%	—%	7%	—%
E	10%	31%	4%	25%
F	1%	37%	8%	28%
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

Concentration of Credit Risk
      Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We control our exposure to credit risk associated with these instruments by placing our financial interests with credit-worthy financial institutions and performing services for national oil companies, major and independent oil and gas companies, energy companies and their affiliates. The concentration of customers in the energy industry may impact our overall credit exposure, either positively or negatively, since these customers may be similarly affected by changes in economic or other conditions. At September 30, 2005 and December 31, 2004, four customers as of each date accounted for 53% and 77%, respectively, of total billed and unbilled receivables. No other single customer accounted for more than 10% of accounts receivable as of September 30, 2005 and December 31, 2004.

Principles of Consolidation
      The consolidated financial statements include the accounts of Horizon and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Interest Expense
      Included in interest expense for the three and nine months ended September 30, 2005 are charges related to cost of capital and other financing charges related to our outstanding debt; amortization of deferred loan fees over the term of the respective debt; amortization of debt discount related to our Subordinated Notes over their term; paid in-kind interest on our Subordinated Notes; accretion in the fair value of the Series B Preferred Stock, which is subject to mandatory redemption; and recognition of the change in the fair value of the Series A Preferred Stock, prior to the Exchange Transaction. We expect to record interest expense during the fourth quarter of 2005 of $40.0 million related to the amortization of debt discount for the beneficial conversion feature of the Series B Preferred Stock, upon the removal of the contingency for its conversion and the conversion of the Series B Preferred Stock. These transactions will have no net effect on total stockholders’ equity, as the amortization of debt discount for the beneficial conversion feature to interest expense will be offset by the conversion of the Series B Preferred Stock into common stock and additional paid-in capital. See Note 3.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Balance, December 31, 2003.	$—
Reserve for contract receivables	5.7
Write-off of receivables	—

Balance, December 31, 2004.	5.7
Reserve for contract receivables	1.7
Write-off of receivables	(7.4)

Balance, September 30, 2005.	$—

      There were no allowances for costs in excess of billings for the nine months ended September 30, 2005. A rollforward of the allowance for doubtful costs in excess of billings is presented in the following table (in millions):

Balance, December 31, 2003.	$33.1
Reserve for costs in excess of billings	—
Write-off of receivables	—

Balance, December 31, 2004.	33.1
Reserve for costs in excess of billings	—
Write-off of receivables	—

Balance, December 31, 2005.	$33.1

Other Assets
      Other assets consist of the following (in thousands):

	September 30,	December 31,
	2005	2004

Capitalized dry-dock costs	$17,607	$17,007
Deferred loan fees	2,844	8,548
Deposits	258	294
Other	407	1,011

	$21,116	$26,860

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Dry-dock costs are direct costs associated with scheduled major maintenance on our marine construction vessels. Costs incurred in connection with dry-dockings are capitalized and amortized over the five-year cycle to the next scheduled dry-docking. We incurred and capitalized dry-dock costs of $5.6 million and $11.8 million for the nine months ended September 30, 2005 and 2004, respectively. The dry-dock costs capitalized for the nine months ended September 30, 2005 relate primarily to the costs incurred from the special hull surveys performed on the Sea Horizon and the Pacific Horizon by the American Bureau of Shipping. The dry-dock costs capitalized for the first nine months of 2004 relate primarily to the vessels utilized to perform the work awarded under the Israel Electric Corporation (IEC) and Petróleos Mexicanos (Pemex) contracts. Major maintenance on the Canyon Horizon prior to its mobilization to Israel, as well as regulatory dry-dockings for the American Horizon and the Pecos Horizon required by the U.S. Coast Guard and the American Bureau of Shipping, were completed during the first half of 2004.
      Loan fees paid in connection with new loan facilities are deferred and amortized over the term of the respective loans. The amortization of the deferred loan fees is recorded as interest expense in the accompanying consolidated statements of operations. In connection with closing the loans under the Senior Credit Facilities on March 31, 2005, we incurred and capitalized $3.0 million in closing fees. As of December 31, 2004, we had incurred and capitalized loan fees of $10.7 million in connection with the issuance of the Subordinated Notes in 2004. During the first quarter of 2005, we wrote-off $759,000 of the unamortized portion of deferred loan fees for the 18% Subordinated Notes related to the $3.5 million prepayment of those notes. Additionally, we wrote-off the remaining unamortized portion of deferred loan fees for the Subordinated Notes of approximately $5.5 million during the second quarter of 2005 following the exchange of approximately $85 million aggregate principal amount of these notes for equity in the Exchange Transaction. The write-off of these deferred loan fees is included in loss on debt extinguishment in the accompanying consolidated statements of operations for the nine months ended September 30, 2005.
      Deposits consist of security deposits on office leases as of September 30, 2005 and December 31, 2004.

Inventory
      Inventory consists of production platforms and other marine structures received from time to time as partial consideration from salvage projects performed in the U.S. Gulf of Mexico. During the quarter ended September 30, 2005, we sold inventory structures for net proceeds of $29,000 and recognized no gain or loss on the sales of inventory. Net proceeds from the sales of inventory structures were $0.8 million and the gain recognized was $190,000 for the nine months ended September 30, 2005. There were no significant sales of inventory during the three and nine months ended September 30, 2004.

Restricted Cash
      Total restricted cash of $10.4 million represents $9.1 million cash used to secure a letter of credit under the IEC contract and $1.0 million cash used for a bid bond under a contract for work in Southeast Asia, plus interest received. Twenty-five percent, adjusted for increases in total contract value, of the amount required to secure the IEC letter of credit will be released after the satisfactory completion of the IEC project, which completion is estimated to be in the fourth quarter of 2005. Upon our satisfactory completion of warranty work, if any, or expiration of the 18-month warranty period without discovery of any defective work, the restriction on the remaining funds will be released 60 days after the end of the warranty period, or if there is a defect, twenty-four months after the completion of the warranty work. The amount expected to be released within twelve months has been classified as a current asset. The cash securing the $9.1 million letter of credit collateralizes the Senior Credit Facilities. Restricted cash is not

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
considered as cash or cash equivalents for purposes of the accompanying consolidated balance sheets and statements of cash flows.

Stock-Based Compensation
      Our stockholders approved the Horizon Offshore, Inc. 2005 Stock Incentive Plan (the 2005 Incentive Plan) at our 2005 annual meeting held on September 13, 2005. No additional grants will be made under our two other existing stock-based compensation plans. A total of 70 million shares of our common stock are authorized to be issued under the 2005 Incentive Plan through various types of incentives. There have been no stock options granted under the 2005 Incentive Plan. On September 15, 2005, we issued 27.2 million shares of restricted stock under the 2005 Incentive Plan, that vest at various times through July 6, 2008, to key members of our management team. We recorded $12.5 million of deferred compensation for these restricted stock awards based on a closing price of $0.46 on September 15, 2005. On September 30, 2005, 6.8 million shares of restricted stock vested, and as a result, we recorded compensation expense of $3.1 million during the third quarter of 2005. The amortization of deferred compensation is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations and depreciation and amortization in the accompanying consolidated statements of cash flows. See Note 3.
      Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”, we have elected to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. All options granted to employees under our stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant, and no related stock-based employee compensation cost is reflected in the net loss for the nine months ended September 30, 2004. There were no options granted during the first nine months of 2005. For stock-based compensation grants to non-employees, we recognize as compensation expense the fair market value of such grants as calculated pursuant to SFAS No. 123, amortized ratably over the lesser of the vesting period of the respective option or the individual’s expected service period. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” SFAS No. 123(R), which mandates expense recognition for stock options and other types of equity-based compensation based on the fair value of the options at the grant date. We will begin to recognize compensation expense using the modified prospective method under SFAS No. 123(R) for stock options in the first quarter of 2006. We currently expect to recognize approximately $38,000 of compensation expense in 2006 for stock options issued and outstanding at September 30, 2005. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income (loss), as reported	$3,080	$(23,127)	$(40,131)	$(50,020)
Deduct: Total stock-based compensation expense determined under fair value based method for all option awards, net of related tax effects	(42)	(200)	(250)	(814)

Pro forma net income (loss)	$3,038	$(23,327)	$(40,381)	$(50,834)

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Earnings per share — Basic:
As reported	$0.03	$(0.72)	$(0.71)	$(1.64)
Pro forma	$0.03	$(0.73)	$(0.71)	$(1.67)
Earnings per share — Diluted:
As reported	$0.00	$(0.72)	$(0.71)	$(1.64)
Pro forma	$0.00	$(0.73)	$(0.71)	$(1.67)
      To determine pro forma information for the three and nine months ended September 30, 2004 (there were no option grants during the first nine months of 2005) as if we had accounted for the employee stock options under the fair-value method as defined by SFAS No. 123, we used the Black-Scholes method, assuming no dividends, as well as the weighted average assumptions included in the following table:

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004

Expected option life (in years)	7	7
Expected volatility	79.5%	78.6%
Risk-free interest rate	4.00%	4.08%

Federal Income Taxes
      For the nine months ended September 30, 2005, we recorded a net reduction of $25.5 million to our valuation allowance related to the reduction of our deferred tax assets pursuant to the Section 382 limitation of the Internal Revenue Code disclosed below. For the three and nine months ended September 30, 2004, we recorded a valuation allowance of $8.1 million and $16.8 million, respectively, for the net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income. Our valuation allowance as of September 30, 2005 is approximately $20 million.
      Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carryforwards against its post-change of control income may be limited. The Exchange Transaction caused us to undergo an ownership change under Section 382 of the Internal Revenue Code. As a result of this ownership change, the amount of our pre-change of control net operating losses that may be utilized to offset future taxable income is subject to an annual limitation. The limitation under Section 382 is defined as the product obtained by multiplying (i) the aggregate market value of our stock, as applicable, immediately prior to the ownership change (with certain adjustments) by (ii) the highest of the long-term tax exempt rate in effect for any month in the 3-calendar month period ending with the calendar month in which the change date occurs. If a corporation has a net unrealized built-in gain that exceeds a certain threshold, the Section 382 limitation for each of the first five years following the ownership change will be increased by the amount of any recognized built-in gains for the year. Following the Exchange Transaction, the utilization of our net operating loss carryforwards incurred prior to June 2005 is subject to an annual limitation of approximately $0.5 million. We estimate that the amount of pre-June 2005 net operating losses that we can utilize during the loss carryforward period expiring beginning in 2016 is limited to approximately $10 million under Section 382, supplemented by an additional $13 million of net unrealized built-in gains. We have reduced our gross deferred tax asset and valuation allowance to reflect the reduced amount of net operating losses available under this limitation. These limitations on our ability to utilize our

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
net operating loss carryforwards could result in an increase in our federal income tax liability in future taxable periods, which could affect our after-tax cash flow.

Reclassifications
      Prior period amounts within the caption accounts receivable in the consolidated balance sheet as of December 31, 2004 have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income (loss) or total stockholders’ equity.

2.	PROPERTY AND EQUIPMENT:
      Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2005	2004

Barges, vessels, and related equipment	$222,974	$222,036
Land and buildings	19,694	19,642
Machinery and equipment	245	245
Office furniture and equipment	6,282	6,232
Leasehold improvements	4,192	4,213

	253,387	252,368
Less — accumulated depreciation	(62,300)	(53,564)

Property and equipment, net	$191,087	$198,804

      During the nine months ended September 30, 2005, we incurred $1.8 million of capital expenditures primarily related to improvements to the Sea Horizon, which was mobilized to West Africa to begin work on the West Africa Gas Pipeline project, and additions to construction equipment.
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
      Depreciation on our other fixed assets is provided using the straight-line method based on the following estimated useful lives:

Buildings	15 years
Machinery and equipment	8-15 years
Office furniture and equipment	3-5 years
Leasehold improvements	3-10 years

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Depreciation expense is included in the following expense accounts (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Cost of contract revenues	$3,475	$4,129	$7,976	$8,630
Selling, general and administrative expenses	305	458	952	1,105

	$3,780	$4,587	$8,928	$9,735

      During the fourth quarter of 2004, management removed the Cajun Horizon from service, and recorded a $1.1 million impairment charge. During the third quarter of 2005, we completed the sale of the Cajun Horizon and received net proceeds of approximately $130,000, which were used to repay a portion of the CIT Group term loan and resulted in a $30,000 gain on the sale.

Assets Held For Sale
      Subsequent to September 30, 2005, we sold two of our remaining assets held for sale for $2.5 million, and we signed a sales contract to sell our last asset held for sale for $3.9 million, which we expect to complete in the fourth quarter of 2005. Accordingly, we recorded a $2.3 million impairment as of September 30, 2005 to reduce the net carrying value of these assets to their fair value. One of these assets was sold to a related party. See Note 4. Proceeds from the sale of these vessels will be used to repay outstanding indebtedness that these assets collateralize.

3.	STOCKHOLDERS’ EQUITY:

Authorized Shares
      At our 2005 annual meeting held on September 13, 2005, our stockholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 1,500,000,000 (all of which have voting rights). We filed this amendment with the Secretary of State of Delaware on September 15, 2005.

Par Value
      At our 2005 annual meeting held on September 13, 2005, our stockholders approved an amendment to our certificate of incorporation to reduce the par value of each share of our common and preferred stock from $1.00 per share to $0.001 per share. On September 15, 2005, upon filing the amendment with the Secretary of State of Delaware, we adjusted our stockholders’ equity accounts by reducing our stated capital and increasing our additional paid-in capital by approximately $81.7 million to reflect the reduction in par value.

Restricted Stock
      On September 15, 2005, we issued 27,173,571 shares of restricted stock under our 2005 Incentive Plan to key members of our management team. The shares vest in four equal installments on September 30, 2005 and July 6, 2006, 2007 and 2008. We recorded deferred compensation of $12.5 million as a reduction to stockholders’ equity for this restricted stock grant based on a closing price of $0.46 on the date of grant. On September 30, 2005, 6,793,389 shares vested, and we recorded $3.1 million of amortization of deferred compensation expense reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations and depreciation and amortization in the accompanying consolidated statements of cash flows. In accordance with the restricted stock agreements, we withheld and retired 1,796,851 of the vested shares to satisfy the employees’ related tax withholding

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
obligations that we remitted to the taxing authorities. The amount of withholding on September 30, 2005 was determined on the basis of a price of $0.29 per share and applicable federal withholding tax rates.

Earnings Per Share
      Earnings per share data for all periods presented have been computed pursuant to SFAS No. 128, “Earnings Per Share” that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of September 30, 2005, we had outstanding options covering an aggregate of 2,211,269 shares of common stock, of which 2,028,228 shares were exercisable. Restricted stock grants are legally considered issued and outstanding, but are included in both basic and diluted EPS only to the extent they are vested. Nonvested shares are included in the computation of diluted EPS using the treasury stock method. Included in the computation of diluted EPS for the three months ended September 30, 2005 are 3,322,856 shares of unvested restricted stock using the treasury stock method and 554,139,356 shares of our common stock that the Series B Preferred Stock is convertible into. Excluded from the computation of diluted EPS for the three months ended September 30, 2005 are options to purchase 2,211,269 shares of common stock at a weighted average price of $7.37 per share, as the exercise price is greater than the average market price. Excluded from the computation of diluted EPS for the nine months ended September 30, 2005 are options to purchase 2,211,269 shares of common stock at a weighted average price of $7.37 per share, 3,322,856 shares of unvested restricted stock using the treasury stock method and 554,139,356 shares of our common that the Series B Preferred Stock is convertible into as they would be anti-dilutive in the computation of diluted EPS. Excluded from the computation of diluted EPS for the three and nine months ended September 30, 2004 are options to purchase 3,339,530 shares of common stock at a weighted average price of $7.09 per share as they would be anti-dilutive in the computation of diluted EPS.

Mandatorily Redeemable Preferred Stock
      Pursuant to SFAS No. 150, we were required to classify the outstanding shares of Series A Preferred Stock as a liability at December 31, 2004 due to their mandatory redemption feature. Because the amount to be paid upon redemption varied and was based on conditions that were not determinable, the Series A Preferred Stock was subsequently measured at the amount of cash that would be paid under the specified conditions as if redemption occurred at each reporting date. The fair value of the Series A Preferred Stock was $0.4 million and was reflected as a long-term liability in our consolidated balance sheet as of December 31, 2004. The 1,400 shares of Series A Preferred Stock were canceled after they were exchanged in the Exchange Transaction on June 10, 2005.
      The Series B Preferred Stock issued in the Exchange Transaction described in Note 1 is mandatorily convertible into 554,139,356 shares of common stock, which together with the common stock issued in the Exchange Transaction, will on an “as converted” basis be equivalent to 95% of the number of shares of our aggregate outstanding common stock as of March 31, 2005. This mandatory conversion is contingent upon the filing of the amendment to our amended and restated certificate of incorporation to increase our authorized shares of common stock to 1.5 billion shares and the filing of another amendment to our amended and restated certificate of incorporation to further reduce the par value of our common stock to $0.00001 per share, which we expect to occur in December 2005. We expect this contingency of conversion to be removed and all outstanding shares of Series B Preferred Stock to be mandatorily converted into common stock during the fourth quarter of 2005. Prior to this mandatory conversion or earlier exchange, the Series B Preferred Stock has a liquidation preference equal to the greater of $40 million or the value of the shares of our common stock into which the Series B Preferred Stock is

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
convertible immediately prior to liquidation (the liquidation value is approximately $321.4 million at September 30, 2005). In addition, if the Series B Preferred Stock is not mandatorily converted into common stock by March 31, 2011, we will be required to redeem the Series B Preferred Stock for a cash amount equal to $40 million plus 10% per year, compounded quarterly, commencing June 30, 2005 (the redemption value is approximately $41.0 million at September 30, 2005).
      In accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (EITF No. 00-27), we determined that the Series B Preferred Stock issued on June 10, 2005 contained a beneficial conversion feature. Based on the effective conversion price (the conversion price of the Series B Preferred Stock into common, and the fair value of the common stock at the date of issue) of the Series B Preferred Stock of $40.00 per share and the market value of our common stock of $0.30 per share at June 10, 2005, the intrinsic value was calculated to be $95.6 million; however, in accordance with EITF No. 00-27, the amount of the debt discount allocated to the beneficial conversion feature is limited to the amount of proceeds allocated to the instrument. The beneficial conversion feature resulted in a debt discount of the Series B Preferred Stock of $40.0 million at June 10, 2005. Accordingly, we recognized $40.0 million as additional paid-in-capital to account for the deemed debt discount on the Series B Preferred Stock as of the issuance date on June 10, 2005. We have filed the amendment to our amended and restated certificate of incorporation to increase our authorized shares of common stock to 1.5 billion shares; however, as this convertible security is still contingently convertible until the further reduction in par value of our common stock to $0.00001 per share, the $40.0 million debt discount is not expected to be charged to interest expense until the fourth quarter of 2005. The fair value of the Series B Preferred Stock was $41.0 million (including $1.0 million accretion in fair value) and was reflected as a long-term liability in our consolidated balance sheet as of September 30, 2005 which is offset by the $40.0 million debt discount related to its beneficial conversion feature.

Stockholders’ Rights Plan
      On September 13, 2005, we amended the shareholders’ rights plan adopted on January 11, 2002 so that the rights terminated on September 30, 2005.

Treasury Stock
      Treasury stock is stated at the average cost basis. As of September 30, 2005, treasury stock consisted of 250,757 shares at a cost of $1.6 million, following the issuance of 145,701 shares for the Company’s 401(k) matching contributions in the quarter ended March 31, 2005. There were no shares issued for the Company’s 401(k) matching contributions in the quarters ended June 30, 2005 and September 30, 2005. We are prohibited from issuing treasury stock for the matching contributions, without consents under the Senior Credit Facilities and from the holders of the Series B Preferred Stock and are currently making cash matching contributions.

4.	RELATED PARTY TRANSACTIONS:
      In August 1998, we entered into a master services agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates, L.P. and Elliott International L.P. (collectively, the Elliott Companies), to charter certain marine vessels from Odyssea. The Elliott Companies and their affiliated companies are holders of our Subordinated Notes, parties to our Senior Credit Facilities and the beneficial owners of more than 5% of our common stock as a result of the Exchange Transaction. As of September 30, 2005, we owed Odyssea $5.5 million for charter services compared to $2.4 million at

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2004. Odyssea billed Horizon and Horizon paid Odyssea for services rendered under the agreement as follows (in millions).

	Nine Months
	Ended
	September 30,

	2005	2004

Amount billed to Horizon	$9.5	$6.2
Amount paid to Odyssea	$7.5	$4.9
      Subsequent to September 30, 2005, we sold one of our assets held for sale to Odyssea for $1.5 million. We recognized an impairment loss of $0.8 million during the third quarter on this asset held for sale. See Note 2.
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
      The issuance of shares of our common stock in the Exchange Transaction resulted in a change of control of our company. We issued an aggregate of 60,000,015 shares of our common stock and an aggregate of one million shares of Series B Preferred Stock in the Exchange Transaction to the holders of our Subordinated Notes in consideration of exchanging approximately $85 million of the approximately $110 million aggregate principal amount of total outstanding Subordinated Notes at June 10, 2005 and all of the 1,400 shares of Series A Preferred Stock, consenting to and participating as a lender in the $70 million financing transaction, consenting to the release of the collateral security of the Subordinated Notes and amending the terms of the $25 million aggregate principal amount of Subordinated Notes that remained outstanding after the Exchange Transaction. The shares of common stock were issued to Elliott Associates, L.P., Elliott International, L.P., and Manchester Securities Corp. (collectively, the Elliott Entities), Lloyd I. Miller and his affiliates (collectively, Miller), Falcon Mezzanine Partners, LP (Falcon), B. Riley & Co., Inc. and its affiliates (collectively, Riley) and Highland Crusader Offshore Partners (Highland), each of who were at least 5% beneficial owners of our common stock on June 10, 2005, and other holders as follows:

		% of
		Outstanding		% of
		Common Stock	Shares of	Outstanding
	Shares of	on June 10,	Series B	Series B
	Common Stock	2005	Preferred Stock	Preferred Stock

Elliott Entities	23,943,775	25.9%	399,062.93	39.9%
Miller	12,679,448	13.7%	211,324.04	21.1%
Falcon	7,280,340	7.9%	121,338.99	12.2%
Riley	5,771,274	6.3%	96,187.86	9.6%
Highland	5,107,471	5.5%	85,124.50	8.5%
Other Subordinated Note holders	5,217,707	5.7%	86,961.68	8.7%

	60,000,015	65.0%	1,000,000.00	100.0%

      If these stockholders act together, they are in a position to control the election of our directors and to control or exercise substantial influence over the outcome of any matter requiring a stockholder vote.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      After the Exchange Transaction, $25.0 million of Subordinated Notes remained outstanding as of June 10, 2005. The Subordinated Notes are held by the Elliott Entities, Riley, Falcon, Miller, Highland, each of who were at least 5% beneficial owners of our common stock on June 10, 2005, and other purchasers as follows (in millions):

Amount

Elliott Entities	$6.2
Miller	4.8
Falcon	6.6
Riley	2.3
Highland	1.4
Other Subordinated Note holders	3.7

$25.0

      The total obligation under our Subordinated Notes at September 30, 2005 was $25.6 million, including $0.6 million interest paid in-kind.

5.	DEBT:
      At September 30, 2005, we had approximately $152.8 million of total outstanding debt, including outstanding borrowings of $65.8 million under our Senior Credit Facilities classified as related party term debt, including paid in-kind interest, $18.6 million on our CIT Group term loan, $42.8 million on six other term-debt facilities and $25.6 million on our Subordinated Notes, including paid in-kind interest. The outstanding debt at September 30, 2005 represents an approximate decrease of $80.0 million from the face value of our debt at December 31, 2004. This decrease in debt is primarily due to the exchange of approximately $85 million aggregate principal amount of Subordinated Notes for equity and the repayment in February 2005 of our revolving credit facilities with Southwest Bank of Texas, N.A., offset by the net proceeds received from the Senior Credit Facilities. At September 30, 2005, $50.4 million of our debt is classified as current because it matures within the next twelve months or the asset securing the indebtedness is classified as current. Interest rates vary from the one-month commercial paper rate plus 2.45% to 15%, and our average interest rate at September 30, 2005 was 9.8%. Our term-debt borrowings currently require approximately $1.0 million in total monthly principal payments.
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
      The $30 million senior secured term loan bears interest at 15% per annum, payable monthly 10% in cash and 5% paid in-kind, currently requires a monthly principal payment of $85,325 and matures on March 31, 2007. The $40 million senior secured term loan bears interest at 10% per annum, payable monthly 8% in cash and 2% paid in-kind, and matures on March 31, 2007. We paid a $1.4 million closing

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fee to the lenders of the Senior Credit Facilities for this financing transaction, which is included in the $3.0 million of closing costs and fees. Upon an event of default under the Senior Credit Facilities, the interest rate on each loan increases 2% payable in cash on demand. In addition to interest, a loan servicing fee of 0.5% based upon the aggregate unpaid principal balance of the Senior Credit Facilities is payable quarterly in cash.
      The Senior Credit Facilities are collateralized by the pledge of our equity interests in our subsidiaries that are loan parties to the financing agreement, our accounts receivable, first or second mortgages on all of our vessels, second liens on our Port Arthur, Texas and Sabine, Texas marine facilities, the cash securing the letter of credit under our contract with IEC, the outstanding claims and receivables from Pemex, and future assets. The $30 million senior secured term loan is repaid from the collateral securing the Senior Credit Facilities in priority to the $40 million senior secured term loan. The holders of the Subordinated Notes agreed to release the collateral that secured the Subordinated Notes in favor of the lenders under the Senior Credit Facilities.
      The Senior Credit Facilities have covenants that, subject to a few limited exceptions, require us to grant the lenders a security interest in any property we acquire and restrict our ability to issue additional capital stock, create additional liens, incur additional indebtedness, enter into affiliate transactions, dispose of assets, make any investments, pay dividends, make payments and settle our Pemex claims, among other things, without the consent of the lenders. The Senior Credit Facilities also have the same financial covenants as our existing credit facilities, which were amended in connection with this financing transaction, and require monthly installment payments of $85,325 per month. In addition, any events of default under the Senior Credit Facilities could result in acceleration of all of our indebtedness.
      In connection with closing this financing transaction, we amended all of the loan agreements with our senior lenders. We amended the loan agreement governing our term loan agented by the CIT Group to extend the $15 million payment due in December 2005 to March 2006 and accelerate the maturity date of the loan from June 2006 to March 2006. Under this amended loan agreement, we also increased the interest rate to LIBOR plus 6%, paid a closing fee equal to 1.5% of the outstanding principal term loan balance and are required to make monthly principal payments of $500,000. In addition to maintaining all of their existing collateral, the CIT Group term loan lenders have second or third liens on the assets collateralizing our Senior Credit Facilities.
      The $25 million of Subordinated Notes that remain outstanding after the Exchange Transaction accrue interest annually beginning June 10, 2005 at 8% payable in-kind and mature on March 31, 2010. The Subordinated Notes are subordinate and junior to our existing senior secured debt in all respects. We have classified all of our Subordinated Notes as long-term debt at September 30, 2005 because the Subordinated Notes mature on March 31, 2010 and their holders released all of the collateral securing the Subordinated Notes in favor of the lenders under the Senior Credit Facilities.
      All of our assets are pledged as collateral to secure our indebtedness. Our loans are collateralized by mortgages on all of our vessels and property and by accounts receivable and claims. Our loans contain customary default and cross-default provisions and some require us to maintain financial ratios at quarterly determination dates. The loan agreements also contain covenants that restrict our ability to issue additional capital stock, create additional liens, incur additional indebtedness, enter into affiliate transactions, dispose of assets, make any investments, pay dividends, make payments and settle our Pemex claims and our litigation with the underwriters on the marine hull insurance policy for the Gulf Horizon without lender consent. At September 30, 2005, we were in compliance with all the financial covenants required by our credit facilities. Our credit facilities require:

•	a ratio of current assets to current liabilities, as defined in our loan agreements, of 1.10 to 1 for the period ending September 30, 2005 (actual was 1.86 at September 30, 2005), and each period

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

thereafter, each computed by excluding any revolving credit facilities and balloon payments from current liabilities;

•	a fixed charge coverage ratio, as defined in our loan agreements, of 1.33 to 1 for the twelve-month period ending September 30, 2005, (actual was 1.72 to 1 at September 30, 2005), and for each period thereafter on a rolling four quarter basis; and

•	a tangible net worth, as defined in our loan agreements, in an amount not less than the sum of $110 million plus 75% of our consolidated net income for each fiscal quarter which has been completed as of the date of calculation, commencing with the fiscal quarter ending March 31, 2004 plus 90% of the net proceeds of any common stock or other equity issued after December 31, 2003 (requirement of $189 million and actual was $218 million at September 30, 2005).
      In the event that we do not meet our financial covenants and we are unsuccessful in obtaining waivers of non-compliance, our lenders would have the right to accelerate our debt with them, and cross-default provisions could result in the acceleration of all of our indebtedness.

6.	LOSS ON DEBT EXTINGUISHMENT:
      We recognized a loss on debt extinguishment of $21.9 million during the second quarter of 2005 from the Exchange Transaction, which reflects the write-off of the unamortized portion of the deferred loan fees of $5.5 million and debt discount of $16.4 million. During the first quarter of 2005, we wrote-off $759,000 of the unamortized portion of deferred loan fees and $504,000 of the unamortized portion of the debt discount for the 18% Subordinated Notes related to the $3.5 million prepayment of those notes. Loss on extinguishment of debt for the nine months ended September 30, 2004 relates to the write-off of deferred loan fees of $800,000 and debt discount of $754,000 in connection with the $4.5 million collected from Pemex which was used to prepay a portion of the 18% Subordinated Notes during the third quarter of 2004 and the write-off of deferred loan fees of $165,000 for the early payment of our $15.0 million term loan with Elliott Associates during the first quarter of 2004 in connection with the issuance of the 16% Subordinated Notes.

7.	SEVERANCE AND RESTRUCTURING CHARGES:
      Through December 31, 2004, we incurred severance charges related to the severance benefits under employment agreements with former senior employees. We incurred severance charges for the nine months ended September 30, 2005 of $443,000 related to the severance benefits under our employment agreement with a former executive officer and director. A rollforward of the severance and restructuring liability included in accrued liabilities for the nine months ended September 30, 2005 is presented in the table that follows (in thousands).

Balance, December 31, 2004.	$2,198
Severance and restructuring expense	443
Payments	(2,480)

Balance, September 30, 2005.	$161

8.	COMMITMENTS AND CONTINGENCIES:

Litigation
      In July 2003, we formally submitted total claims to Pemex of approximately $78 million that included unapproved claims for extra work related to interferences, interruptions and other delays, as well as claims for additional scope of work performed. Since that time, our negotiations with Pemex have resulted in us

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
settling the non-weather claims for $9.1 million. We submitted the Pemex EPC 64 claims related to interruptions due to adverse weather conditions to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce in April 2005. The arbitration process is at an early stage, and we intend to vigorously pursue our claims. We expect a hearing date to be scheduled for late 2006. As of September 30, 2005, the carrying value of this claim included in costs in excess of billings totaled $18.5 million, net of a $33.1 million allowance for doubtful costs in excess of billings.
      On May 18, 2004, our pipelay barge, the Gulf Horizon, caught fire while on tow from the U.S. Gulf of Mexico to Israel to perform the IEC project. In August 2004, the underwriters on the policy for marine hull insurance purchased to cover physical damage to the Gulf Horizon during the tow filed an action for declaratory judgment in the English High Court seeking a declaration that the policy is void from its inception due to a misrepresentation of the risk. The underwriters recently added a claim that the barge was unseaworthy at the inception of coverage. We counter-claimed for the total policy limits of $28 million, plus legal and labor expenses of $1.5 million. We are currently in the process of preparing and exchanging evidence of experts and witnesses. A trial date has been set for June 26, 2006. Management intends to vigorously pursue its claims against the marine hull insurance underwriters.
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
9.     GEOGRAPHIC INFORMATION:
      Horizon operates in a single industry segment, the marine construction services industry. Geographic information relating to Horizon’s operations follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues:
Domestic	$64.6	$18.1	$127.2	$52.4
Latin America	8.6	30.2	8.9	46.1
West Africa	16.5	3.7	43.0	17.2
Southeast Asia/Mediterranean	3.1	42.6	21.6	66.3

Total	$92.8	$94.6	$200.7	$182.0

Gross Profit(1):
Domestic	$22.3	$(1.0)	$32.3	$(6.9)
Latin America	0.4	7.7	(2.7)	8.0
West Africa	0.7	1.5	3.7	2.3
Southeast Asia/Mediterranean	(2.4)	7.7	(0.6)	11.4

Total	$21.0	$15.9	$32.7	$14.8

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of

	September 30,	December 31,
	2005	2004

Property and Equipment(2):
Domestic	$112.6	$119.9
Latin America	0.1	0.1
West Africa	59.0	18.8
Southeast Asia/Mediterranean	19.4	60.0

Total	$191.1	$198.8

(1)	Gross profit for each geographic segment includes costs incurred related to idle and stacked equipment.

(2)	Property and equipment includes vessels, property and related marine equipment. Amounts reflect the location of the assets at September 30, 2005 and December 31, 2004. Equipment location changes as necessary to meet working requirements. Other identifiable assets include inventory and other long-term assets, and are primarily located in the domestic region.
10.     SUBSEQUENT EVENTS:
      On October 26, 2005, stockholders holding an aggregate of 58.2% of the outstanding shares of our common stock approved by written consent in lieu of a meeting an amendment to our certificate of incorporation to further reduce the par value of our common stock and preferred stock from $0.001 per share to $0.00001 per share. Our certificate of incorporation and Delaware law allow our stockholders to act by written consent in lieu of a meeting. Under our certificate of incorporation and Delaware law, the affirmative vote or written consent of the holders of a majority of the outstanding shares of our common stock is necessary to approve any amendments. Our board of directors has approved this amendment. We have filed an Information Statement with the SEC disclosing the action taken by these stockholders. We expect to file the amendment with the Secretary of State of Delaware in early December 2005.
      On October 27, 2005, upon consent of a majority of the holders of our Series B Preferred Stock, holders of 171,588.79 shares of our Series B Preferred Stock exchanged these preferred shares for 95,084,105 shares of our common stock. The number of outstanding shares of our common stock as of November 1, 2005 was 212,783,964.

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
Overview
      We completed the major steps of our recapitalization plan during the first and second quarters of 2005, with the closing of the two senior secured term loans of $30 million and $40 million, respectively, to refinance maturing debt and provide additional financing to meet our working capital needs, and the exchange of $85 million of our 16% and 18% Subordinated Notes due March 31, 2007 (collectively, the Subordinated Notes) for equity on June 10, 2005 that will on an “as converted” basis be equivalent to 95% of the number of shares of our aggregate outstanding common stock as of March 31, 2005. In addition to the recapitalization plan and other steps we have taken to improve our financial condition and meet our working capital needs, our operating results have shown steady improvement throughout the first nine months of 2005, and in particular for the quarter ended September 30, 2005.
      Our gross profit was $21.0 million, 22.6% of contract revenues of $92.8 million, for the three months ended September 30, 2005, resulting in operating income of $8.8 million. For the nine months ended September 30, 2005, our contract revenues were $200.7 million and gross profit was $32.7 million, 16.3% of contract revenues. The improvement in our operating results is primarily attributable to our domestic operations. Gross profit on domestic contracts was $22.3 million or 34.5% of contract revenues of $64.6 million and $32.3 million or 25.4% of contract revenues of $127.2 million for the three and nine months ended September 30, 2005, respectively. Our domestic revenues have increased as a result of the demand for our services and offshore construction activity, including repair and salvage work due to hurricane activity in the U.S. Gulf of Mexico. Also, the improvement in competitive market conditions and pricing levels in the U.S. Gulf of Mexico are reflected in the significant increase in our gross profit. Our operating income of $6.3 million for the nine months ended September 30, 2005 is net of charges totaling $4.0 million for the reserve on the settlement of all claims related to the suit filed against Williams Oil Gathering LLC (Williams) and the impairment loss related to the sale of our remaining assets held for sale subsequent to quarter-end.
      We reported net income of $3.1 million, or $0.005 per share-diluted, for the quarter ended September 30, 2005 and a net loss of $(40.1) million, or $(0.71) per share-diluted, for the nine months ended September 30, 2005. Our pre-tax net loss of $(38.9) million for the nine months ended September 30, 2005 includes charges of $21.9 million related to the completion of the major steps of our recapitalization plan for the loss on debt extinguishment during the second quarter of 2005 from the Exchange Transaction, which reflects the write-off of the unamortized portion of the deferred loan fees and debt discount.
Results of Operations
      The increase in our revenues, gross profit and operating income for the nine months ended September 30, 2005 is primarily attributable to our results from domestic operations. Oil and gas companies operating on the U.S. continental shelf in the Gulf of Mexico have increased their capital expenditures in response to higher energy prices, and offshore construction activity and the demand for our services in the U.S. Gulf of Mexico began to increase during the second half of 2004. Unusually adverse weather in the U.S. Gulf of Mexico, culminating with three major hurricanes during the third quarters of 2004 and 2005 that caused substantial damage (Hurricane Ivan in September 2004 and Hurricanes Katrina and Rita in August and September 2005, respectively), has created a significant amount of pipeline and structural repair and salvage work. New construction projects expected to begin in the fourth quarter of 2004 were delayed until 2005 due to Hurricane Ivan. Approximately 60% of our work in the U.S. Gulf of Mexico during the fourth quarter of 2004 and 38% of our work in the U.S. Gulf of Mexico during the first nine months of 2005 was attributable to repair and salvage work on pipelines and structures that were damaged by Hurricane Ivan. We expect a significant percentage of our U.S. Gulf of Mexico work for the fourth quarter of 2005 to be attributable to Hurricanes Katrina and Rita repair and salvage work. We expect our domestic revenues to further increase as Hurricanes Katrina and Rita caused substantially more damage to pipelines and structures in the U.S. Gulf of Mexico than Hurricane Ivan. According to a recent report from the U.S. Department of Energy, initial estimates indicate that Hurricanes Katrina and Rita destroyed 113 and significantly damaged 52 platforms and damaged 98 pipelines in the U.S. Gulf of Mexico compared to Hurricane Ivan that destroyed seven platforms and damaged 102 pipelines in 2004. The damage assessment continues with additional damaged platforms and pipelines expected to be identified. Oil and gas companies operating in the U.S. Gulf of Mexico also continue to assess damage caused to underwater pipelines connecting the offshore platforms to shore or to other platforms and pipelines. We have worked with oil and gas companies as these companies assessed the damage caused by Hurricanes Katrina and Rita. These damage assessments could take several more weeks up to several months to complete. Given the effect of the substantial damage from Hurricanes Katrina and Rita, we expect our vessel utilization and repair and salvage work in the U.S. Gulf of Mexico to remain at significantly higher levels for 2005 and into 2006.
      During the first half of 2005, we experienced an improvement in the competitive market conditions in the U.S. Gulf of Mexico. Several of our competitors working in the U.S. Gulf of Mexico deployed vessels to perform work in international areas. However, we expect some of these competitors to begin to deploy vessels back to the U.S. Gulf of Mexico given the current level of construction activity. Also, a new competitor in the U.S. Gulf of Mexico purchased vessels and equipment from Torch Offshore, Inc. in August 2005, who filed bankruptcy in January 2005, including two pipelay barges which we expect to be returned to service in the U.S. Gulf of Mexico during the fourth quarter of 2005. The decrease in vessels located in the U.S. Gulf of Mexico allowed us to improve our vessel utilization during the first nine months of 2005. The current market conditions have improved pricing levels and resulted in our increased domestic revenues and profit margins during the first nine months of 2005.
      Also, our operations in West Africa contributed to the improvement in our operating results as the Sea Horizon began work on the West Africa Gas Pipeline Company (WAPCo) project in August 2005 to install approximately 360 miles of 20” diameter pipeline and 10 miles of 18” diameter pipeline. The Brazos Horizon began work on this project in October 2005 to install four near shore sections of pipeline ranging from 8” diameter to 20” diameter and to complete approximately 22 miles of 8” diameter to 10” diameter lateral pipeline. The revenues recognized on this project for the first nine months of 2005 consisted of milestones completed for procedural development and subcontract work. Our gross profit for the third quarter of 2005 was lower due to costs incurred related to our idle vessels prior to their commencement of pipelay activities. Work under the contract is expected to be substantially complete in October 2006.
      In July 2005, we signed a significant contract with Petróleos Mexicanos (Pemex) for the installation of four pipelines totaling approximately 7 miles ranging from 12” diameter to 24” diameter, including tie-in and associated topside hookup works for these pipelines. The Lone Star Horizon was not able to mobilize to Mexico during the third quarter due to weather delays associated with the increased tropical storm and hurricane activity this season. We began mobilization on this project in the fourth quarter of 2005.
      Our Southeast Asia/ Mediterranean geographic segment generated losses as we did not have the levels of contract activity and associated revenues to support our operating cost structure. The Sea Horizon was relocated to West Africa during the second quarter to begin work on the WAPCo project. The Canyon Horizon is in the Mediterranean completing the pipeline testing of the Israel Electric Corporation (IEC) project, which we expect to finish during the fourth quarter of 2005.
      As of November 1, 2005, our backlog totaled approximately $174.5 million compared to our backlog at November 3, 2004 of approximately $57.2 million. Of the total backlog as of November 1, 2005, approximately $1.0 million is not expected to be earned until after October 2006.

      Information relating to Horizon’s operations follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues:
Domestic	$64.6	$18.1	$127.2	$52.4
Latin America	8.6	30.2	8.9	46.1
West Africa	16.5	3.7	43.0	17.2
Southeast Asia/Mediterranean	3.1	42.6	21.6	66.3

Total	$92.8	$94.6	$200.7	$182.0

Gross Profit(1):
Domestic	$22.3	$(1.0)	$32.3	$(6.9)
Latin America	0.4	7.7	(2.7)	8.0
West Africa	0.7	1.5	3.7	2.3
Southeast Asia/Mediterranean	(2.4)	7.7	(0.6)	11.4

Total	$21.0	$15.9	$32.7	$14.8

(1)	Gross profit for each geographic segment includes costs incurred related to idle and stacked equipment.
Quarter Ended September 30, 2005 Compared to the Quarter Ended September 30, 2004
      Contract Revenues. Contract revenues were $92.8 million for the quarter ended September 30, 2005, compared to $94.6 million for the quarter ended September 30, 2004. The decrease in revenues for the third quarter is primarily attributable to the customer mix in our four geographic segments. For 2005, our domestic operations have significantly improved due to an increase in demand for our services and improved competitive market conditions in the U.S. Gulf of Mexico. We have worked on twice as many domestic projects that were substantially larger in scope of work during the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Also, work performed by large subcontractors on the WAPCo project in West Africa has increased revenues for that geographic segment in the third quarter of 2005. Although contract revenues and gross profit for Latin America are lower this quarter compared to the three months ended September 30, 2004 due to the lack of contract activity, we began work in July 2005 under a significant contract signed with Pemex in July 2005 for approximately $50 million. Contract revenues for our Southeast Asia/ Mediterranean geographic segment are lower this quarter due the substantial completion of the IEC project during the first part of 2005.
      Gross Profit. Gross profit was $21.0 million (22.6% of contract revenues) for the quarter ended September 30, 2005, compared to $15.9 million (16.8% of contract revenues) for the third quarter of 2004. The demand for our services in the U.S. Gulf of Mexico has increased our contract activity and revenues to levels required to support our operating cost structure, resulting in improved margins. In addition to the increased demand for our services, we have also experienced an improvement in the competitive market conditions in the U.S. Gulf of Mexico. The decrease in the number of pipelay/bury vessels located in the U.S. Gulf of Mexico has allowed us to improve our vessel utilization and pricing levels, resulting in an increase in profit margins for third quarter of 2005. Profit margins in our Latin America geographic segment reflect the reduced contract activity and associated revenues for the third quarter of 2005 prior to the recently awarded Pemex project during the quarter. Gross profit was lower for our West Africa geographic segment since most of the revenue consisted of subcontract work and we incurred costs related to our idle vessels prior to their commencement of pipelay activities. Our Southeast Asia/ Mediterranean geographic segment generated losses as we have relocated one of our construction vessels from that area to West Africa to work on the WAPCo project. We did not have the levels of contract activity and associated revenues in this geographic area to support our operating cost structure.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $9.9 million (10.6% of contract revenues) for the three months ended September 30, 2005, compared with $8.5 million (9.0% of contract revenues) for the third quarter of 2004. Selling, general and administrative expenses increased for the three months ended September 30, 2005 compared to the same quarter last year primarily due to $3.1 million of amortization of deferred compensation expense related to the restricted stock granted during the third quarter of 2005 that vested on September 30, 2005. The increase is also attributable to the recording of compensation expense of $0.6 million under our 2005 bonus plan approved by our board of directors in July 2005. This increase was partially offset by reduced legal expenses associated with our recapitalization plan and ongoing claims compared to the third quarter of 2004.
      Impairment of Property and Equipment. There were no impairment losses on property and equipment for the quarter ended September 30, 2005. During the three months ended September 30, 2004, we recorded an impairment loss of $20.3 million on the Gulf Horizon and related assets as a result of a fire it sustained while on tow to Israel.
      Impairment Loss on Assets Held For Sale. During the fourth quarter of 2005, we sold two of our remaining assets held for sale for $2.5 million, and we signed a sales contract to sell our last asset held for sale for $3.9 million, which we expect to complete in the fourth quarter of 2005. Accordingly, we recorded a $2.3 million impairment as of September 30, 2005 to reduce the net carrying value of these assets to their fair value. We previously recorded charges of $2.6 million during the second quarter of 2004 and an additional $0.5 million during the third quarter of 2004 as impairment loss on assets held for sale to reduce the net carrying value to the fair value, less the cost to sell the assets, for two marine vessels held for sale.
      Interest Expense. Interest expense was $5.6 million for the three months ended September 30, 2005 compared to $8.1 million for the same period last year as follows (in millions):

	Three Months
	Ended
	September 30,

	2005	2004

Cash paid for interest	$3.5	$1.7
Interest paid in-kind	1.0	3.7
Accretion in the fair value of the Series B Preferred Stock	1.0	—
Other non-cash charges, net	0.1	2.7

	$5.6	$8.1
      Our total outstanding debt was $152.8 million at September 30, 2005, compared to $226.4 million before debt discount of $18.2 million at September 30, 2004.
      Interest Income. Interest income on cash investments for the three months ended September 30, 2005 was $218,000 compared to $27,000 for the three months ended September 30, 2004. Interest income increased due to higher cash and cash investment balances during the third quarter of 2005 as a result of the net proceeds of $44.2 million we received under the Senior Credit Facilities funded on April 1, 2005 and an increase in contract receivables activity and collections during this period. Cash investments consist of interest bearing demand deposits and short term money market accounts.
      Loss on Debt Extinguishment. There was no loss on debt extinguishment during the third quarter of 2005. Loss on debt extinguishment for the third quarter of 2004 includes the write-off of deferred loan fees of $800,000 and the write-off of debt discount of $754,000 related to the prepayment of the 18% Subordinated Notes with a $4.5 million collection from Pemex.
      Other Income (Expense), Net. Other income (expense) for the quarter ended September 30, 2005 primarily consisted of a $30,000 gain on the sale of the Cajun Horizon, a marine construction vessel. For the quarter ended September 30, 2004, other net expense of $121,000 primarily consisted of foreign currency losses related to activity in West Africa denominated in Nigerian naira and in Mexico denominated in Mexican pesos, and a decrease of the U.S. dollar compared to the Nigerian naira and Mexican peso.
      Income Taxes. We use the liability method of accounting for income taxes. For the quarter ended September 30, 2005, we recorded an income tax provision of $359,000 on pre-tax income from continuing operations of $3.4 million related to foreign taxes. For the quarter ended September 30, 2004, we recorded an income tax provision of $72,000 on pre-tax loss from continuing operations of $(23.1) million.
      Net Income (Loss). Net income for the quarter ended September 30, 2005 was $3.1 million, or $0.005 per share-diluted. This compares with net loss of $(23.1) million, or $(0.72) per share-diluted for the quarter ended September 30, 2004.
Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004
      Contract Revenues. Contract revenues were $200.7 million for the nine months ended September 30, 2005, compared to $182.0 million for the nine months ended September 30, 2004. Our revenues have increased during the first nine months of 2005 due to an increase in the demand for our services in the U.S. Gulf of Mexico, repair and salvage work on pipelines and structures that were damaged by Hurricane Ivan in September 2004 and work performed and billed to WAPCo for the milestones completed under the contract for the installation of the West Africa Gas Pipeline. The increase in our domestic and West Africa geographic segments was offset by a decrease in contract revenues in our Latin American and Southeast Asia/ Mediterranean geographic segments. In Latin America, we began work in July 2005 under a significant contract signed with Pemex in July 2005. This contract, with total estimated contract revenues of approximately $50 million, is similar in value to the contract completed for Pemex in 2004. Contract revenues for our Southeast Asia/ Mediterranean geographic segment are lower this period due to the substantial completion of the IEC project during the first part of 2005.
      Gross Profit. Gross profit was $32.7 million (16.3% of contract revenues) for the nine months ended September 30, 2005, compared to $14.8 million (8.1% of contract revenues) for the nine months ended September 30, 2004. The increase in gross profit is primarily due to improved vessel utilization and pricing levels in the U.S. Gulf of Mexico. Current market conditions in the U.S. Gulf of Mexico have allowed us to improve our margins on work in this geographic area.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $22.4 million (11.2% of contract revenues) for the nine months ended September 30, 2005, compared with $19.7 million (10.8% of contract revenues) for the first nine months of 2004. Selling, general and administrative expenses include $3.1 million of amortization of deferred compensation expense related to the restricted stock granted during the third quarter of 2005 that vested on September 30, 2005. The increase is also attributable to the recording of compensation expense of $1.3 million under our 2005 bonus plan approved by our board of directors in July 2005. This increase was partially offset by reduced legal expenses associated with our ongoing claims when compared to legal expenses incurred during the nine months ended September 30, 2004.
      Reserves for Claims and Receivables. On July 7, 2005, we settled all claims related to the suit filed against Williams for breach of contract and wrongful withholding of amounts due to us for services provided on a pipeline project in 2003 for $4.8 million. The carrying amount reflected in our financial statements for these claims was $6.5 million, and we recorded a $1.7 million reserve for the settlement of the Williams claim during the second quarter of 2005. There were no reserves recorded for the first nine months of 2004.
      Impairment of Property and Equipment. There were no impairment losses on property and equipment for the nine months ended September 30, 2005. During the nine months ended September 30, 2004, we recorded an impairment loss of $20.3 million on the Gulf Horizon and related assets as a result of a fire it sustained while on tow to Israel.

      Impairment Loss on Assets Held For Sale. During the fourth quarter of 2005, we sold two of our remaining assets held for sale for $2.5 million, and we signed a sales contract to sell our last asset held for sale for $3.9 million, which we expect to complete in the fourth quarter of 2005. Accordingly, we recorded a $2.3 million impairment as of September 30, 2005 to reduce the net carrying value of these assets to their fair value. During the nine months ended September 30, 2004, we recorded a charge of $3.0 million as impairment loss on assets held for sale to reduce the net carrying value to the fair value, less the costs to sell the assets, for two marine vessels held for sale.
      Interest Expense. Interest expense was $22.5 million for the nine months ended September 30, 2005, compared to $18.6 million for the same period last year as follows (in millions):

	Nine Months
	Ended
	September 30,

	2005	2004

Cash paid for interest	$8.2	$6.1
Interest paid in-kind	6.0	7.2
Accretion in the fair value of the Series A and Series B Preferred Stock	1.9	—
Other non-cash charges, net	6.4	5.3

	$22.5	$18.6

      Other non-cash charges to interest expense primarily include the amortization of debt discounts and deferred loan fees. Our total outstanding debt was $152.8 million at September 30, 2005, compared to $226.4 million before debt discount of $18.2 million at September 30, 2004. Interest expense increased significantly due to higher interest rates on outstanding debt balances prior to the refinancing of debt in the second quarter of 2005 and other finance costs associated with the repayment of debt during the first nine months of 2005.
      Interest Income. Interest income on cash investments for the nine months ended September 30, 2005 was $520,000 compared to $55,000 for the nine months ended September 30, 2004. Interest income increased due to higher cash and cash investment balances during the third quarter of 2005 as a result of the net proceeds of $44.2 million we received under the Senior Credit Facilities funded on April 1, 2005. Cash investments consist of interest bearing demand deposits and short term money market accounts.
      Loss on Debt Extinguishment. We recognized a loss on debt extinguishment of $23.1 million for the nine months ended September 30, 2005 from the Exchange Transaction on June 10, 2005 and the $3.5 million prepayment of our 18% Subordinated Notes in January 2005, which reflects the write-off of the unamortized portion of the deferred loan fees and debt discount. Loss on debt extinguishment for the third quarter of 2004 of $1.7 million includes the write-off of deferred loan fees and the write-off of debt discount related to the prepayment of the 18% Subordinated Debt with the $4.5 million collection from Pemex.
      Other Income (Expense), Net. Other income (expense) for the nine months ended September 30, 2005 primarily consisted of approximately $69,000 of net foreign currency loss due to activity in Mexico in the first quarter of 2005 denominated in Mexican pesos and a decline of the U.S. dollar compared to the Mexican peso, offset by a $41,000 net gain on sale of assets. Other net expense for the nine months ended September 30, 2004, primarily consisted of approximately $124,000 foreign currency losses related to activity in West Africa denominated in Nigerian naira and in Mexico denominated in Mexican pesos, and a decrease of the U.S. dollar compared to the Nigerian naira and Mexican peso.
      Income Taxes. We use the liability method of accounting for income taxes. For the nine months ended September 30, 2005, we recorded an income tax provision of $1.3 million on pre-tax loss of $(38.9) million. The provision for 2005 relates to foreign taxes on income generated from international operations. There was no tax benefit recorded on pre-tax losses as we have provided a valuation allowance of $20 million to fully offset our net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income. For the nine months ended September 30, 2004, we recorded an income tax provision of $1.4 million on pre-tax loss of $(48.6) million related to foreign taxes on income generated from international operations.
      Net Loss. Net loss for the nine months ended September 30, 2005 was $(40.1) million, or $(0.71) per share-diluted. This compares with net loss of $(50.0) million, or $(1.64) per share-diluted for the nine months ended September 30, 2004.
Liquidity and Capital Resources
     General
      For the past three years our liquidity position has caused us to incur a substantial amount of debt and closely manage cash. Due to our substantial debt maturing in 2005 and immediate need for working capital financing necessary to support our operations, we proceeded to implement our previously announced recapitalization plan with the holders of our Subordinated Notes in two steps. The first step consisted of closing loans of $30 million and $40 million under the Senior Credit Facilities with the holders and affiliates of holders of our Subordinated Notes. Upon closing these loans, we received net proceeds of $44.2 million, after repayment of the $25.8 million outstanding, including $0.2 million of accrued interest, under our revolving credit facility with the CIT Group/ Equipment Financing, Inc. (the CIT Group). The second step of our recapitalization plan consisted of a debt for equity exchange. We issued 60,000,015 shares of our common stock and one million shares of Series B Preferred Stock to the holders of our Subordinated Notes in exchange for approximately $85 million of the approximately $110 million aggregate principal amount of total outstanding Subordinated Notes at June 10, 2005 and all of the 1,400 outstanding shares of our Series A Preferred Stock. The issuance of shares of our common stock in the Exchange Transaction resulted in a change of control of our company under Section 382 of the Internal Revenue Code.
     Cash Flows
      Cash used in operations was $(13.7) million for the first nine months of 2005 compared to cash used in operations of $(24.8) million for the first nine months of 2004. Cash used in operations is primarily attributable to our net loss of $(40.1) million and the reduction of accounts payable as funds became available from the Senior Credit Facilities, partially offset by the $23.1 loss on the early extinguishment of debt. Cash used in operations for the nine months ended September 30, 2004 is primarily attributable to our net loss of $(50.0) million during the nine months ended September 30, 2004, securing a performance bond and letter of credit totaling $14.4 million related to the Pemex and IEC projects and dry-docking costs of $11.8 million incurred and capitalized, partially offset by $23.3 million of impairment losses.
      Cash used in investing activities was $(1.4) million for the first nine months of 2005 compared to cash used in investing activities of $(5.5) million for the first nine months of 2004. The decrease in cash used in investing activities is attributable to a decrease in capital expenditures.
      Cash used in financing activities was $(5.3) million for the first nine months of 2005 compared to cash provided by financing activities of $31.5 million for the first nine months of 2004. Funds used in financing activities for the first nine months of 2005 included $45.4 million in payments on debt, offset by $44.2 million from borrowings under the Senior Credit Facilities. Funds provided by financing activities for the first nine months of 2004 included $64.1 million from the issuance of our Subordinated Notes, offset by net $18.5 million used to reduce our indebtedness under our three revolving credit facilities and $11.7 million in payments on other indebtedness.
     Working Capital
      As of September 30, 2005, we had $23.7 million of working capital compared to $29.0 million of working capital at December 31, 2004. The decrease in working capital was primarily attributable to the repayment of debt.

     Indebtedness
      At September 30, 2005, we had approximately $152.8 million of total outstanding debt, including outstanding borrowings of $65.8 million under our Senior Credit Facilities classified as related party term debt, including paid in-kind interest, $18.6 million on our CIT Group term loan, $42.8 million on six other term-debt facilities and $25.6 million on our Subordinated Notes, including paid in-kind interest. The outstanding debt at September 30, 2005 represents an approximate decrease of $80.0 million from the face value of our debt at December 31, 2004. This decrease in debt is primarily due to the exchange of approximately $85 million aggregate principal amount of Subordinated Notes for equity and the repayment in February 2005 of our revolving credit facilities with Southwest Bank of Texas, N.A., offset by the net proceeds received from the Senior Credit Facilities. At September 30, 2005, $50.4 million of our debt is classified as current because it matures within the next twelve months or the asset securing the indebtedness is classified as current. Interest rates vary from the one-month commercial paper rate plus 2.45% to 15%, and our average interest rate at September 30, 2005 was 9.8%. Our term-debt borrowings currently require approximately $1.0 million in total monthly principal payments.
      On March 31, 2005, we closed the two loans under the Senior Credit Facilities of $30 million and $40 million, respectively, to refinance a portion of our debt maturing in 2005 and provide additional financing to meet our working capital needs. We received proceeds of $44.2 million in this financing transaction, net of $25.8 million, including accrued interest of $0.2 million, that was used to repay all amounts under our CIT Group revolving credit facility. We also used a portion of the proceeds to make a $2.0 million prepayment on our CIT Group term loan and pay $3.0 million of closing costs and fees. We used the balance of the proceeds from the financing transaction to provide working capital to support operations and for other general corporate purposes. In addition to this financing transaction, we completed the Exchange Transaction on June 10, 2005 with the holders of all of the Subordinated Notes. See Note 1 of the Accompanying Notes to the Consolidated Financial Statements. We recognized a loss on debt extinguishment of $21.9 million during the second quarter of 2005 from the Exchange Transaction, which reflects the write-off of the unamortized portion of the deferred loan fees and debt discount.
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
      The Senior Credit Facilities are collateralized by the pledge of our equity interests in our subsidiaries that are loan parties to the financing agreement, our accounts receivable, first or second mortgages on all of our vessels, second liens on our Port Arthur, Texas and Sabine, Texas marine facilities, the cash securing the letter of credit under our contract with IEC, the outstanding claims and receivables from Pemex, and future assets. The $30 million senior secured term loan is repaid from the collateral securing the Senior Credit Facilities in priority to the $40 million senior secured term loan. The holders of the Subordinated Notes agreed to release the collateral that secured the Subordinated Notes in favor of the lenders under the Senior Credit Facilities.
      The Senior Credit Facilities have covenants that, subject to a few limited exceptions, require us to grant the lenders a security interest in any property we acquire and restrict our ability to issue additional capital stock, create additional liens, incur additional indebtedness, enter into affiliate transactions, dispose of assets, make any investments, pay dividends, make payments and settle our Pemex claims, among other things, without the consent of the lenders. The Senior Credit Facilities also have the same financial covenants as our existing credit facilities, which were amended in connection with this financing transaction, and require monthly installment payments of $85,325 per month. In addition, any events of default under the Senior Credit Facilities could result in acceleration of all of our indebtedness.
      In connection with closing this financing transaction, we amended all of the loan agreements with our senior lenders. We amended the loan agreement governing our term loan agented by the CIT Group to extend the $15 million payment due in December 2005 to March 2006 and accelerate the maturity date of the loan from June 2006 to March 2006. Under this amended loan agreement, we also increased the interest rate to LIBOR plus 6%, paid a closing fee equal to 1.5% of the outstanding principal term loan balance and are required to make monthly principal payments of $500,000. In addition to maintaining all of their existing collateral, the CIT Group term loan lenders have second or third liens on the assets collateralizing our Senior Credit Facilities.
      The $25 million of Subordinated Notes that remain outstanding after the Exchange Transaction accrue interest annually beginning June 10, 2005 at 8% payable in-kind and mature on March 31, 2010. In addition, the documents governing the Subordinated Notes were amended to delete certain covenants and events of default. The Subordinated Notes are subordinate and junior to our existing senior secured debt in all respects. We have classified all of our Subordinated Notes as long-term debt at September 30, 2005 because the Subordinated Notes mature on March 31, 2010 and their holders released all of the collateral securing the Subordinated Notes in favor of the lenders under the Senior Credit Facilities. See Note 5 of the Accompanying Notes to the Consolidated Financial Statements.
      All of our assets are pledged as collateral to secure our indebtedness. Our loans are collateralized by mortgages on all of our vessels and property and by accounts receivable and claims. Our loans contain customary default and cross-default provisions and some require us to maintain financial ratios at quarterly determination dates. The loan agreements also contain covenants that restrict our ability to issue additional capital stock, create additional liens, incur additional indebtedness, enter into affiliate transactions, dispose of assets, make any investments, pay dividends, make payments and settle our Pemex claims and our litigation with the underwriters on the marine hull insurance policy for the Gulf Horizon without lender consent. At September 30, 2005, we were in compliance with all the financial covenants required by our credit facilities. In the event that we do not meet our financial covenants and we are unsuccessful in obtaining waivers of non-compliance, our lenders would have the right to accelerate our debt with them, and cross-default provisions could result in the acceleration of all of our indebtedness.
     Litigation
      We submitted the Pemex EPC 64 claims related to interruptions due to adverse weather conditions to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce in April 2005. The arbitration process is at an early stage, and we intend to vigorously pursue our claims. We expect a hearing date to be scheduled for late 2006.
      The underwriters on the marine hull insurance policy for the Gulf Horizonon its tow to Israel filed suit for a declaratory judgment that the policy was void from inception due to alleged misrepresentation of the risk. The underwriters recently added a claim that the barge was unseaworthy at the inception of coverage. We counter-claimed for the total policy limits of $28 million, plus legal and labor expenses of $1.5 million. We are currently in the process of preparing and exchanging evidence of experts and witnesses. A trial date has been set for June 26, 2006. Management intends to vigorously pursue its claims against the marine hull insurance underwriters.
      On July 7, 2005, we settled all claims related to the suit filed against Williams for breach of contract and wrongful withholding of amounts due to us for services provided on a pipeline project in 2003. Williams paid $4.8 million for all claims related to the suit and for the settlement of Williams’ portion of the insurance deductibles for Builder’s Risk insurance claims under the contract. We previously reported that our best estimate of the amount recoverable in connection with the lawsuit and the carrying amount reflected in our financial statements was $5.5 million for the breach of contract claim and $1.0 million for the Builder’s Risk insurance claims. In conjunction with this settlement, we also reached agreement with a subcontractor performing non-destructive testing services on the project to reduce the amounts owed to it by $0.3 million. The net $(1.4) million loss, as a result of this settlement and the agreement reached with the subcontractor, was recorded in the second quarter ended June 30, 2005. Of the settlement proceeds, $3.8 million was used to repay a portion of the outstanding amount under our Senior Credit Facilities, and the remaining $1.0 million of proceeds were used for working capital and other general corporate purposes.
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
     Contractual Obligations and Capital Expenditures
      We have fixed debt service and lease payment obligations under notes payable and operating leases for which we have material contractual cash obligations. Interest rates on our debt vary from the one-month commercial paper rate plus 2.45% to 15%, and our average interest rate at September 30, 2005 was 9.8%. The following table summarizes our long-term material contractual cash obligations, including interest payments calculated at the effective interest rate at September 30, 2005 on variable rate debt and the interest rates on our fixed rate debt (in thousands):

	Remainder
	of 2005	2006	2007	2008	2009	Thereafter	Total

Principal and interest payments on debt	$6,870	$42,428	$68,130	$6,101	$5,840	$56,856	$186,225
Operating leases	670	2,537	2,491	2,288	153	269	8,408
Other long-term liabilities	—	—	—	—	—	70,608	70,608

	$7,540	$44,965	$70,621	$8,389	$5,993	$127,733	$265,241

      Planned capital expenditures for the remainder of 2005 are estimated to range from approximately $0.5 million to $1.0 million and primarily related to vessel improvements and scheduled dry-docks. These expenditures will depend upon available funds, work awarded and future operating activity.
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
     Stock-Based Compensation
      At September 30, 2005, we had three stockholder approved stock-based compensation plans. At our 2005 annual meeting held on September 13, 2005, our stockholders approved the Horizon Offshore, Inc. 2005 Stock Incentive Plan (the 2005 Incentive Plan). Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”, we have elected to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No additional grants will be made under our existing stock-based compensation plans from 1998 and 2002. A total of 70 million shares of our common stock are authorized to be issued under the 2005 Incentive Plan through various types of incentives. There have been no stock options granted under the 2005 Incentive Plan. On September 15, 2005, we issued 27.2 million shares of restricted stock under the 2005 Incentive Plan, that vest at various times through July 6, 2008, to key members of our management team.
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
      Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carryforwards against its post-change of control income may be limited. The Exchange Transaction on June 10, 2005 caused us to undergo an ownership change under Section 382 of the Internal Revenue Code. As a result of this ownership change, the amount of our pre-change of control net operating losses that may be utilized to offset future taxable income is subject to an annual limitation. The limitation under Section 382 is defined as the product obtained by multiplying (i) the aggregate market value of our stock, as applicable, immediately prior to the ownership change (with certain adjustments) by (ii) the highest of the long-term tax exempt rate in effect for any month in the 3-calendar month period ending with the calendar month in which the change date occurs. If a corporation has a net unrealized built-in gain that exceeds a certain threshold, the Section 382 limitation for each of the first five years following the ownership change will be increased by the amount of any recognized built-in gains for the year. Following the Exchange Transaction, the utilization of our net operating loss carryforwards incurred prior to June 2005 is subject to an annual limitation of approximately $0.5 million. We estimate that the amount of pre-June 2005 net operating losses that we can utilize during the loss carryforward period expiring beginning in 2016 is limited to approximately $10 million under Section 382, supplemented by an additional $13 million of net unrealized built-in gains. We have reduced our gross deferred tax asset and valuation allowance to reflect the reduced amount of net operating losses available under this limitation. These limitations on our ability to utilize our net operating loss carryforwards could result in an increase in our federal income tax liability in future taxable periods, which could affect our after-tax cash flow.
Forward-Looking Statements
      In addition to historical information, Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements regarding events and financial trends that may affect our future operating results and financial position. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

•	our ability to meet our significant debt service and other obligations;

•	our ability to finance our capital requirements;

•	our ability to obtain additional financing needed in the future;

•	our substantial debt of approximately $152.8 million as of September 30, 2005 continues to adversely affect our financial condition;

•	our ability to comply with our financial and other covenants in the future;

•	the potential impairment of our assets in the future;

•	we have had operating losses for 2002, 2003 and 2004, and may incur operating losses in the future;

•	the outcome of the arbitration of our claims against Pemex;

•	the outcome of litigation with the underwriters of the insurance coverage on the Gulf Horizon;

•	our common stock was delisted from the Nasdaq National Market, effective as of the close of business on April 1, 2005;

•	the potential receipt of an audit opinion with a “going concern” explanatory paragraph from our independent registered public accounting firm would likely adversely affect our operations;

•	our largest stockholders may continue to have a significant degree of influence over us;

•	industry volatility, including the level of capital expenditures by oil and gas companies due to fluctuations in the price, and perceptions of the future price of oil and gas;

•	our ability to obtain performance bonds and letters of credit if required to secure our performance under new international contracts;

•	contract bidding risks, including those involved in performing projects on a fixed-price basis and extra work performed outside the original scope of work, and the successful negotiation and collection of such contract claims;

•	the highly competitive nature of the marine construction business;

•	operating hazards, including the unpredictable effect of natural occurrences on operations and the significant possibility of accidents resulting in personal injury and property damage;

•	seasonality of the offshore construction industry in the U.S. Gulf of Mexico;

•	risks involved in the expansion of our operations into international offshore oil and gas producing areas, where we have previously not been operating;

•	our dependence on the continued strong working relationships with significant customers operating in the U.S. Gulf of Mexico;

•	percentage-of-completion accounting;

•	the continued active participation of our executive officers and key operating personnel;

•	the effect on our performance of regulatory programs and environmental matters;

•	the risks involved in joint venture operations required from the time to time on major international projects; and

•	a possible terrorist attack or armed conflict could harm our business.
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
      Our market risk exposures primarily include interest rate and exchange rate fluctuation on financial instruments as detailed below. Our market risk sensitive instruments are classified as “other than trading.” The following sections address the significant market risks associated with our financial activities for the nine months ended September 30, 2005. Our exposure to market risk as discussed below includes “forward-looking statements” and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in interest rates or foreign currency exchange rates.
      As of September 30, 2005, the carrying value of our debt, including $0.7 million of accrued interest, was approximately $153.5 million. The fair value of this debt approximates the carrying value because the interest rates on a portion of our debt are based on floating rates identified by reference to market rates. The fair value of our Senior Credit Facilities and Subordinated Notes approximates the carrying value because the interest rates charged are at rates at which we can currently borrow. We have $25.4 million and $40.4 million aggregate principal amount of Senior Credit Facilities at a fixed 15% and 10% interest rate, respectively. We also have $25.6 million aggregate principal amount of Subordinated Notes at a fixed 8% interest rate. A hypothetical 1% increase in the applicable floating interest rates as of September 30, 2005 would increase annual interest expense by approximately $0.6 million on floating rate debt of $61.4 million.
      We collect revenues and pay local expenses in foreign currency. We manage foreign currency risk by attempting to contract as much foreign revenue as possible in U.S. dollars. Approximately 90% of revenues from foreign contracts are denominated in U.S. dollars. We monitor the exchange rate of our foreign currencies in order to mitigate the risk from foreign currency fluctuations. We receive payment from Pemex in foreign currency equivalent to the U.S. dollars billed, which is converted to U.S. dollars that day or the following day. We recognized a $(69,000) net foreign currency loss due to activity in foreign areas denominated in local currency and a decline in the U.S. dollar compared to these local currencies for the nine months ended September 30, 2005. Additional exposure could occur as we perform more contracts internationally.
      The level of construction services required by a customer depends on the size of its capital expenditure budget for construction for the year. Consequently, customers that account for a significant portion of contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years.

Item 4.	Controls and Procedures
      As of September 30, 2005, an evaluation was performed under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the rules promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the principal executive and financial officers concluded that the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance that such disclosure controls and procedures will meet their objectives. There have been no changes in our internal controls over financial reporting or in other factors during our most recent fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, these internal controls over financial reporting.
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
      In July 2003, we formally submitted total claims to Pemex of approximately $78 million that included unapproved claims for extra work related to interferences, interruptions and other delays, as well as claims for additional scope of work performed. Since that time, our negotiations with Pemex have resulted in us settling the non-weather claims for $9.1 million. We submitted the Pemex EPC 64 claims related to interruptions due to adverse weather conditions to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce in April 2005. The arbitration process is at an early stage, and we intend to vigorously pursue our claims. We expect a hearing date to be scheduled for late 2006. As of September 30, 2005, the carrying value of this claim included in costs in excess of billings totaled $18.5 million, net of a $33.1 million allowance for doubtful costs in excess of billings.
      On May 18, 2004, our pipelay barge, the Gulf Horizon, caught fire while on tow from the U.S. Gulf of Mexico to Israel to perform the IEC project. In August 2004, the underwriters on the policy for marine hull insurance purchased to cover physical damage to the Gulf Horizon during the tow filed an action for declaratory judgment in the English High Court seeking a declaration that the policy is void from its inception due to a misrepresentation of the risk. The underwriters recently added a claim that the barge was unseaworthy at the inception of coverage. We counter-claimed for the total policy limits of $28 million, plus legal and labor expenses of $1.5 million. We are currently in the process of preparing and exchanging evidence of experts and witnesses. A trial date has been set for June 26, 2006. Management intends to vigorously pursue its claims against the marine hull insurance underwriters.
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
      We entered into a Recapitalization Letter Agreement dated March 31, 2005 with the holders of all of our Subordinated Notes to exchange debt for equity. The Recapitalization Letter Agreement terminated the October 29, 2004 recapitalization letter agreement that we entered into with the holders of the Subordinated Notes. On June 10, 2005, the holders of our Subordinated Notes exchanged approximately $85 million of the approximately $110 million aggregate principal amount of total outstanding Subordinated Notes at June 10, 2005 and 1,400 shares of our Series A Preferred Stock for one million shares of a new series of Series B Preferred Stock and 60,000,015 shares of our common stock. The Series B Preferred Stock is mandatorily convertible into 554,139,356 shares of common stock such that the common and preferred stock issued in the Exchange Transaction will on an “as converted” basis be equivalent to 95% of the number of shares of our aggregate outstanding common stock as of March 31, 2005, after giving effect to the Exchange Transaction. This mandatory conversion is contingent upon the filing of the amendment to our amended and restated certificate of incorporation to increase our authorized shares of common stock to 1.5 billion shares and the filing of another amendment to our amended and restated certificate of incorporation to further reduce the par value of our common stock to $0.00001 per share, which we expect to occur in November 2005. We expect the contingency to be removed and the one million shares of Series B Preferred Stock to be converted into 554,139,356 shares of our common stock during the fourth quarter of 2005. Prior to this mandatory conversion, the Series B Preferred Stock has a liquidation preference equal to the greater of $40 million or the value of the shares of our common stock into which the Series B Preferred Stock is convertible immediately prior to liquidation. In addition, if the Series B Preferred Stock is not mandatorily converted into common stock by March 31, 2011, we will be required to redeem the Series B Preferred Stock for cash equal to $40 million increased at a rate of 10% per year, compounded quarterly, commencing June 30, 2005.

      We issued the shares of common stock and new series of preferred stock in reliance on exemptions from registration under the Securities Act of 1933, as amended, including Section 4(2) and Rule 506 promulgated thereunder.

Item 4.	Submission of Matters to a Vote of Security Holders
      Our annual meeting of stockholders was held on September 13, 2005. At the annual meeting, our stockholders were asked to (i) elect five directors, (ii) approve a series of amendments to our certificate of incorporation, including votes to declassify our board of directors, increase the number of authorized shares of our common stock from 100 million to 1.5 billion, reduce the par value of our common and preferred stock to $0.001 per share and eliminate all supermajority vote requirements, (iii) approve our 2005 Incentive Plan, and (iv) ratify Grant Thornton LLP as our independent registered public accounting firm for 2005. The security holders voted on the seven matters transacted at our 2005 annual meeting as follows:
      (a) The stockholders approved an amendment to our certificate of incorporation to elect all directors for one year terms.

For	Against	Abstentions

82,825,487	215,794	9,500

(b)	Each of the following persons was elected as a director of the company:

	For	Withhold Authority

Charles O. Buckner	80,542,413	2,508,368
John T. Mills	80,526,128	2,524,653
Ken R. LeSuer	80,508,211	2,542,570
David W. Sharp	80,525,003	2,525,778
Raymond L. Steele	75,409,407	7,641,374

(c)	The stockholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock from 100 million to 1.5 billion.

For	Against	Abstentions

79,703,524	3,306,638	40,619

(d)	The stockholders approved an amendment to our certificate of incorporation to reduce the par value of our common stock and preferred stock from $1.00 per share to $0.001 per share.

For	Against	Abstentions	Broker Non-Votes

58,120,035	2,174,377	49,544	22,706,825

(e)	The stockholders approved an amendment to our certificate of incorporation to eliminate all super majority vote requirements.

For	Against	Abstentions

81,938,554	972,764	139,463

(f)	The stockholders approved an amendment to our 2005 Stock Incentive Plan.

For	Against	Abstentions	Broker Non-Votes

57,225,099	3,048,306	70,551	22,706,825

(g)	The stockholders ratified the selection of Grant Thornton LLP as our independent registered public accounting firm for 2005.

For	Against	Abstentions

82,789,970	163,275	97,536

Item 6.	Exhibits

Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 19, 2005.

(2)	Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON OFFSHORE, INC.

/s/ Ronald D. Mogel

Ronald D. Mogel
Vice President and Chief Financial Officer
Date: November 9, 2005

INDEX TO EXHIBITS

Exhibits	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Bylaws of the Company(1)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 19, 2005.

(2)	Filed herewith.