Form 10-K
period 2005-12-31
HORIZON OFFSHORE INC
filed 2006-03-15
CIK 1051431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to
Commission File Number 001-16857

Horizon Offshore, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0487309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2500 City West Boulevard	77042
Suite 2200	(Zip Code)
Houston, Texas
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(713) 361-2600
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.00001 par value per share
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No     ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005), was approximately $16.2 million.
      The number of shares of the registrant’s common stock, $0.00001 par value per share, outstanding as of March 3, 2006 was 759,381,016.
DOCUMENTS INCORPORATED BY REFERENCE
      None.

HORIZON OFFSHORE, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2005

PART I

Item 1.	Business
General
      Horizon Offshore, Inc. (a Delaware corporation) was incorporated on December 19, 1995. Horizon Offshore, Inc. and its subsidiaries (references to “Horizon,” “company,” “we” or “us” are intended to refer to Horizon Offshore, Inc. and its subsidiaries) provide marine construction services for the offshore oil and gas and other energy related industries in the U.S. Gulf of Mexico, Latin America, Southeast Asia and West Africa.
      Our primary services include:

•	laying, burying or repairing marine pipelines;

•	providing hook-up and commissioning services;

•	installing production platforms and other structures; and

•	disassembling and salvaging production platforms and other structures.
Recapitalization
      During the last several years, we have incurred losses, and our delays in collecting and inability to collect several large outstanding claims and receivables, the low utilization of our vessels, a fire on the Gulf Horizon and the cash collateral required to secure performance bonds and letters of credit negatively impacted our liquidity. Due to our inability to issue equity, we were forced to incur a substantial amount of debt to meet our liquidity needs. Due to industry conditions in 2003 and 2004 and in light of our inability to service this amount of debt in 2004 and early 2005, we implemented a two-step recapitalization to improve our financial condition.
      On March 31, 2005, we implemented the first step of our recapitalization plan by entering into a financing agreement with the holders, and their affiliates, of our 16% and 18% Subordinated Secured Notes due March 31, 2007 (collectively, the Subordinated Notes), consisting of a $30 million senior secured term loan A facility and a $40 million senior secured term loan B facility (the Senior Credit Facilities), maturing on March 31, 2007. We received net proceeds of $44.2 million from the Senior Credit Facilities after repayment of the $25.8 million outstanding, including $0.2 million of accrued interest, under a revolving credit facility with The CIT Group/ Equipment Financing, Inc. (the CIT Group). We used the net proceeds to pay closing costs, provide working capital to support our operations and for other general corporate purposes. On June 10, 2005, we completed the second step of our recapitalization plan by closing a debt for equity exchange transaction (the Exchange Transaction) pursuant to which we issued to the holders of our Subordinated Notes 60,000,015 shares of our common stock and one million shares of our Series B Mandatorily Convertible Redeemable Preferred Stock (the Series B Preferred Stock). In addition to issuing these securities in exchange for approximately $85 million of the approximately $110 million aggregate principal amount of outstanding Subordinated Notes and all of the 1,400 outstanding shares of our Series A Redeemable Participating Preferred Stock (the Series A Preferred Stock), these securities were issued in consideration of the holders of our Subordinated Notes consenting to the Senior Credit Facilities and releasing the collateral securing the Subordinated Notes, amending the terms of the $25 million aggregate principal amount of Subordinated Notes that remained outstanding after the consummation of the Exchange Transaction (the 8% Subordinated Notes) and, if applicable, participating in the $70 million Senior Credit Facilities as a lender. During the fourth quarter of 2005, all of the Series B Preferred Stock was exchanged for or converted into a total of 554,139,356 shares of our common stock.
      On December 19, 2005, we completed a private placement (the Private Placement) of 52,650,000 shares of our common stock with several accredited investors at $0.38 per share, resulting in net proceeds of $18.8 million after deducting commissions and other expenses. Contemporaneously with the completion of the Private Placement, we exchanged $8.0 million in aggregate principal amount (including accrued and unpaid interest) of 8% Subordinated Notes for non-interest bearing convertible notes that were converted into

21,052,632 shares of our common stock at $0.38 per share prior to December 31, 2005. On December 23, 2005, we exchanged an additional $5.2 million aggregate principal amount (including accrued and unpaid interest) of our 8% Subordinated Notes, which resulted in the issuance of 13,829,169 shares of our common stock. As of December 31, 2005, we had $12.8 million, including paid in-kind interest, of 8% Subordinated Notes outstanding.
      In connection with the Exchange Transaction, we entered into a registration rights agreement obligating us to file registration statements under the Securities Act of 1933 with respect to the 60,000,015 shares of our common stock issued in connection with such transaction and the shares of common stock issued upon conversion or earlier exchange of the Series B Preferred Stock. In connection with the Private Placement and the exchange of our 8% Subordinated Notes, the registration rights agreement was amended to require us to register the shares of our common stock issued in connection with such transactions. In the fourth quarter of 2005 and in the first quarter of 2006, we filed separate registration statements to register the shares of our common stock issued in connection with these transactions.
      The issuance of shares of common stock during 2005 has resulted in significant dilution to our existing common stockholders and the book value of their shares of our common stock. Additionally, the issuance of shares of our common stock in the Exchange Transaction resulted in a change of control of our company. If these stockholders act together, they are in a position to control the election of our directors and to control or exercise substantial influence over the outcome of any matter requiring a stockholder vote.
      In addition to the recapitalization plan completed in 2005, we have recently refinanced a significant portion of our debt maturing in 2006, as well as our Senior Credit Facilities that mature in 2007. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further details of this financing transaction.
Scope of Operations
      Our operating results are directly tied to industry demand for our services, and, to a lesser degree, seasonal impact. The demand for our services depends on the level of capital expenditures by oil and gas companies for developmental construction. Due to the time required to drill a well and fabricate a production platform, demand for our services usually lags exploratory drilling by nine to eighteen months and sometimes longer. In addition, the demand for repair and salvage work increased due to hurricane activity in the U.S. Gulf of Mexico during 2004 and 2005.
      Our fleet consists of nine operational vessels. In February 2006, we acquired the Texas Horizon, a diving support and deepwater reel pipelay vessel. The Gulf Horizon is currently not operational due to a fire in May 2004 and is not included in the discussion of our vessels. The following table describes our marine vessels.

			Maximum	Maximum
			Derrick	Pipelay
		Length	Lift	Diameter
Vessel	Vessel Type	(feet)	(tons)	(inches)

American Horizon	Pipelay/Pipebury	180	—	18
Lone Star Horizon	Pipelay/Pipebury	320	—	39
Brazos Horizon	Pipelay/Pipebury	210	—	18
Pecos Horizon	Pipelay/Pipebury	250	—	24
Canyon Horizon	Pipebury	330	—	—
Atlantic Horizon	Derrick	420	550	—
Pacific Horizon	Derrick	350	1,000	—
Sea Horizon	Derrick/Pipelay	360	1,200	36
Texas Horizon	Diving Support/Pipelay and Dynamically Positioned	341	—	10
      Our four operational pipelay and pipebury vessels are able to install and bury pipelines with an outside diameter (including concrete coating) of up to 39 inches. These vessels employ conventional S-lay technology that is appropriate for operating on the U.S. continental shelf and the international areas where we currently operate. Conventional pipeline installation involves the sequential assembly of pieces of pipe through an assembly line of welding stations that run the length of the pipelay vessel. Welds are then inspected and coated on the deck of the pipelay barge. The pipe is then supported off the stern and into the water via a ramp that is referred to as a “pontoon” or “stinger.” The ramp supports the pipe to some distance under the water and prevents over-stressing as it curves into a horizontal position toward the sea floor. The barge is then moved forward by its anchor winches and the pipeline is laid on the sea floor. The suspended pipe forms an elongated “S” shape as it undergoes a second bend above the contact point. During the pipelay process, divers regularly inspect the pipeline to ensure that the ramp is providing proper support and that the pipeline is settling correctly.
      Pipelines installed on the U.S. continental shelf located in water depths of 200 feet or less are required by the regulations of the United States Department of Interior’s Minerals Management Service to be buried at least three feet below the sea floor. Jet sleds towed behind pipelay/pipebury barges are used to bury pipelines on smaller pipe installation projects. Towed jet sleds are less likely to damage the pipeline being laid or any existing pipelines that the pipeline may cross. Towed jet sleds use a high-pressure stream of air and water that is pumped from the barge to create a trench into which the pipe settles. For larger pipe burying projects, or where deeper trenching is required, we use the Canyon Horizon, our dedicated bury barge. As of December 31, 2005, the Canyon Horizon was located in the Mediterranean but was mobilized to the U.S. Gulf of Mexico in February 2006. We match our burying approach to the requirements of each specific contract by using the Canyon Horizon for larger projects and our towed jet sleds behind pipelay barges for smaller projects.
      We also install and remove or salvage offshore fixed platforms. We operate two derrick barges equipped with cranes designed to lift and place platforms, structures or equipment into position for installation. In addition, they are used to disassemble and remove platforms and prepare them for salvage or refurbishment. The Pacific Horizon has a lift capacity of 1,000 tons, and the Atlantic Horizon has a 550-ton lift capacity.
      The Sea Horizon, our 360-foot long and 100-foot wide combination vessel that has both pipelay and derrick capabilities, is utilized to install up to 36” diameter pipe. The Sea Horizon is also utilized to install and remove offshore fixed platforms and has a lift capacity of 1,200 tons.
      The recently acquired Texas Horizon is a dynamically positioned DP 2 deepwater construction and pipelay vessel. It is capable of providing diving and remotely operated vessel (ROV) support, as well as installing small diameter rigid pipe, flexible pipe, coiled tubing and umbilicals in deep water.
      Our customers award contracts by means of a highly competitive bidding process. In preparing a bid, we must consider a variety of factors, including estimated time necessary to complete the project, the recovery of equipment costs and the location and duration of current and future projects. We place a strong emphasis on attempting to sequentially structure scheduled work in adjacent areas. Sequential scheduling reduces mobilization and demobilization time and costs associated with each project resulting in increased profitability. We employ core groups of experienced offshore personnel that work together on particular types of projects to increase our bidding accuracy. We often obtain the services of workers outside of our core employee groups by subcontracting with other parties. Our management examines the results of each bid submitted, reevaluates bids, and implements a system of controls to maintain and improve the accuracy of the bidding process. The accuracy of the various estimates in preparing a bid is critical to our profitability.
      Our contracts are typically of short duration in the U.S. Gulf of Mexico, being completed in periods as brief as several days to periods of up to several months for projects involving our larger pipelay vessels. International construction projects typically have longer lead times and extended job durations. Substantially all of our projects are performed on a fixed-price or a combination of a fixed-price and day-rate basis in the case of extra work to be performed under the contract. From time to time, we perform projects on a day-rate or cost-reimbursement basis. Due to the nature and often indeterminate scope of the substantial 2005 hurricane related repair work in the U.S. Gulf of Mexico, our hurricane repair work is now primarily being contracted and performed on a day-rate basis. Under a fixed-price contract, the price stated in the contract is subject to adjustment only for change orders approved by the customer. As a result, we are responsible for all cost overruns. Furthermore, our profitability under a fixed-price contract is reduced when the contract takes longer to complete than estimated. Similarly, our profitability will be increased if we can perform the contract ahead of schedule. Under cost-reimbursement arrangements, we receive a specified fee in excess of direct labor and material cost and are protected against cost overruns, but unless cost savings incentives are provided, we generally do not benefit directly from improved performance.
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
Safety and Quality Assurance
      We believe that ensuring the safety and health of our employees, protecting the environment and our assets, while consistently providing products and services to our customers’ satisfaction and within regulatory guidelines, are key components of our operations. We maintain stringent safety assurance programs to reduce the possibility of costly incidents and to attract and retain new employees and customers. Our Health, Safety, Environmental and Quality Department establishes and regularly updates these programs to ensure compliance with all applicable state, federal, foreign and customer safety regulations as well as the quality requirements for providing an end product that satisfies client and regulatory specifications.
      In 2005, our worldwide Health and Safety Management System received re-certification approval to the OHSAS-18001 standard by the Norwegian classification society Det Norske Veritas (DNV). This certification indicates that our health and safety processes meet or exceed international standards. Additionally in 2005, our Quality Management System received renewed accreditation to the ISO-9001/2000 standard by DNV. This accreditation indicates that our quality processes consistently provide products and services that meet or exceed customer and applicable regulatory requirements. In 2005, we also received ISO-14001 certification by DNV, which indicates that the company has environmental management and protection processes in place that meet or exceed international standards.
Seasonality, Cyclicality and Factors Affecting Demand
      Historically, the marine construction industry in the U.S. Gulf of Mexico has been highly seasonal with contracts typically awarded in the spring and early summer and performed before the onset of adverse weather conditions in the winter. The effect of this historical seasonality on our domestic operations was offset during the fourth quarter of 2005 by the increased demand for repair and salvage work resulting from hurricane activity in the U.S. Gulf of Mexico during 2004 and 2005. We expect this repair work to continue to offset the seasonality of our operations during the first quarter of 2006 as well.
      The scheduling of much of our work is affected by weather conditions, the historical timing of capital expenditures by oil and gas companies and other factors, and many projects are performed within a relatively short period of time. We attempt to offset the seasonality of our core operations in the U.S. Gulf of Mexico and offshore Mexico by performing marine construction projects in international areas offshore Southeast Asia and West Africa. We believe that these regions and the timing of customers’ awards will provide some measure of counter-seasonal balance to our operations in the U.S. Gulf of Mexico and offshore Mexico, but we cannot ensure that performing jobs in these areas will offset this seasonality of work.

      The demand for offshore construction services depends largely on the condition of the oil and gas industry and, in particular, the level of capital expenditures by oil and gas companies for developmental construction, as well as repair and salvage work. These capital expenditures are influenced by:

•	the price of oil and gas and industry perception of future prices;

•	expectations about future demand and prices;

•	the ability of the oil and gas industry to access capital;

•	the cost of exploring for, producing and developing oil and gas reserves;

•	discovery rates of new oil and gas reserves in offshore areas;

•	sale and expiration dates of offshore leases in the United States and abroad;

•	local and international political and economic conditions;

•	governmental regulations;

•	the availability and cost of capital; and

•	damage to structures and pipelines caused by hurricanes and severe weather conditions in the U.S. Gulf of Mexico.
Working Capital Requirements for Project Start-up Costs
      Our cash requirements are greatest at the start-up of new projects since we are required to incur mobilization expenses and complete all or a substantial portion of the majority of our projects before receiving payment from the customer. We may also be required to incur substantial costs to procure pipe and other materials prior to beginning construction and receiving any customer payments. The timing of start-up costs incurred and progress billings on large contracts in accordance with contract terms and milestones and the collection of the related contract receivables may increase our working capital requirements. In addition, we may be required to use working capital to provide collateral to secure future performance bonds or letters of credit on large international contracts. These working capital requirements for project start-up costs may prohibit us from pursuing some construction projects because we may not have adequate working capital to support the project’s cash requirements.
Customers and Geographic Information
      We have domestic and international operations in one industry, the marine construction service industry for offshore oil and gas companies and energy companies. During 2005, we provided marine construction services for domestic customers in the U.S. Gulf of Mexico and foreign customers in Latin America, Southeast Asia, West Africa and the Mediterranean. See Note 13 of our notes to consolidated financial statements for financial information on our geographic segments. The percentages of consolidated revenues from domestic and foreign customers for each of the last three years are as follows:

	2005	2004	2003

Domestic	55%	29%	75%
Foreign	45%	71%	25%
      In 2005, we provided offshore marine construction services to approximately 45 customers. Our customers consist of national oil companies, major and independent oil and gas companies, energy companies and their affiliates. Customers accounting for more than 10% of consolidated revenues for each of the last three years are as follows:

	2005	2004	2003

Customer A	24%	—	—
Customer B	14%	—	—
Customer C	10%	23%	1%
Customer D	9%	36%	—
Customer E	—	—	25%
Customer F	—	—	15%
Customer G	—	—	10%
      The amount of revenue accounted for by a customer depends on the level of construction services required by the customer based on the size of its capital expenditure budget and our ability to bid for and obtain its work. Consequently, customers that account for a significant portion of contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years. The revenues associated with our Latin America geographic segment are generally derived from our work for Petróleos Mexicanos (Pemex), the Mexican national oil company. As such, the loss of this customer would have a material adverse effect on our Latin America geographic segment.
Backlog
      As of March 3, 2006, our backlog supported by written agreements totaled approximately $296 million, compared to approximately $170 million as of March 28, 2005. We were awarded a contract for the installation, tie-in and associated commissioning of pipelines offshore Mexico for Pemex during February 2006, which is included in our backlog. All of our current backlog is expected to be performed during 2006. As of December 31, 2005, our backlog supported by written agreements totaled approximately $210 million, compared to our backlog at December 31, 2004 of approximately $166 million. Our backlog has typically been lower in the fourth and first quarters of the year due to the seasonality and weather conditions in the U.S. Gulf of Mexico during the winter months. As we secure additional international projects, which tend to have longer lead times and result in earlier awards, our backlog may increase. Because of contract lead times, durations and seasonal issues, we do not consider backlog amounts to be a reliable indicator of annual revenues.
Insurance
      Our operations are subject to the inherent risks of offshore marine activity, including accidents resulting in injuries, the loss of life or property, damage to property, environmental mishaps, mechanical failures and collisions. We purchase insurance to provide protection against certain insurable risks at levels we believe are consistent with industry standards, which includes purchasing marine hull insurance to cover physical damage to our vessels, protection and indemnity insurance for liability to our employees and others, and other general liability insurance. As a result of the unprecedented hurricane and tropical storm activity in the U.S. Gulf of Mexico during 2004 and 2005, we expect substantial increases in premiums on the insurance we maintain. Further, it is anticipated that, going forward, our insurers may require us to pay larger deductibles and our policies may dramatically reduce the scope of what would be covered as an insurable loss. As a result, we may bear a greater risk than we have historically in the event of a loss, such as with damage to our vessels or equipment. It is also possible that a significant accident or other event that is not fully covered by insurance could have a material adverse affect on our financial condition and results of operations.
      Builder’s Risk insurance provides coverage for customer property while under construction. Builder’s Risk may cover the contractor’s interest in materials at the job site before they are installed, materials in transit intended for the job and the value of the property being constructed until it is completed and accepted by the owner. Builder’s Risk deductibles and premiums have significantly increased during the past several years, and coverage is not available for all types of damage that may occur or for all projects. In some cases, we may be responsible for part or all of the deductible. We may be required pursuant to contract terms to obtain and carry Builder’s Risk insurance, which will be factored into our contract bid pricing. Builder’s Risk coverage may not be available to us or our clients in the future at commercially viable rates, or at all.
      Offshore employees, including marine crews, are covered by an insurance policy, which covers Jones Act exposures. Our self-insured retention on the Jones Act program for employees is currently $150,000 per claim.
      While we believe that our current insurance policies are adequate to cover the fair market value of our vessels and repair costs, as stated above, the impact on the insurance industry as a result of the hurricane activity in the U.S. Gulf of Mexico in 2005 and 2004 may make it more difficult for us to maintain this type of coverage in the future. Also, certain risks inherent in the nature of our business are either not insurable, or available only at prohibitively uneconomical rates. We cannot assure that any such insurance will be sufficient or effective under all circumstances associated with our business, or against all hazards to which we may be subject.
Competition
      The marine construction industry is highly competitive. Competition is influenced by such factors as price, availability and capability of equipment and personnel, and reputation and experience of management. Contracts for work in the U.S. Gulf of Mexico are typically awarded on a competitive bid basis one to three months before execution of the project. Customers usually request bids from companies they believe are technically qualified to perform the project. Our marketing staff contacts offshore operators known to have projects scheduled to ensure an opportunity to bid for these projects. Although we believe customers consider, among other things, the availability and technical capabilities of equipment and personnel, the condition of equipment and the efficiency and safety record of the contractor, price is the primary factor in determining which qualified contractor is awarded the contract. Because of the lower degree of complexity and capital costs involved in shallow water marine construction activities, there are a number of companies with one or more pipelay barges capable of installing pipelines in shallow water.
      We currently compete in the Gulf of Mexico pipelay market in water depths of 200 feet or less primarily with Global Industries, Ltd. (Global), Cal Dive International, Inc. (Cal Dive), Chet Morrison Contractors, Inc. and a few smaller competitors. We also compete primarily with Global and Cal Dive in water depths between 200 feet and 1000 feet. Beginning in the first half of 2005, we have had and continue to experience an improvement in the competitive market conditions in the U.S. Gulf of Mexico for several reasons. The number of vessels located in the U.S Gulf of Mexico decreased during the first nine months of 2005, which contributed to our improved vessel utilization during that period. At the same time, Global deployed vessels from operations in the U.S. Gulf of Mexico to perform work in international areas. Additionally, Torch Offshore, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2005, temporarily removing its vessels and equipment from service.
      As a result of these events, and coupled with the unprecedented hurricane and storm activity in the U.S. Gulf of Mexico during 2004 and 2005, our vessel utilization during 2005 has significantly increased. However, during the fourth quarter of 2005, our competitors began to mobilize additional vessels and equipment into service in both the U.S. Gulf of Mexico and offshore Mexico. Currently, the demand for these services exceeds the availability of assets and equipment located in the U.S. Gulf of Mexico capable of satisfying such demand, and we anticipate that vessel utilization in the U.S. Gulf of Mexico will remain at high levels during 2006 and 2007.
      For the installation and removal of production platforms, we compete primarily with Offshore Specialty Fabricators, Inc., Global, TETRA Technologies, Inc., Manson Gulf L.L.C., and a few smaller competitors.
      Internationally, the marine construction industry is dominated by a small number of major international construction companies and government owned or controlled companies that operate in specific areas or on a joint venture basis with one or more of the major international construction companies. International contracts are typically awarded on a competitive bid basis and generally have longer lead times than those in the U.S. Gulf of Mexico. Our major competitors internationally are Global, J. Ray McDermott, S.A., Saipem

S.p.A., Hyundai Heavy Industries Company Ltd., Willbros Group, Inc. and SaiBOS (a joint venture between Saipem S.p.A. and Bouygues Offshore S.A.).
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
      In addition, we depend on the demand for our services from the oil and gas industry and, therefore, our business is affected by laws and regulations, as well as changing taxes and policies relating to the oil and gas industry. In particular, the exploration and development of oil and gas properties located on the continental shelf of the United States is regulated primarily by the Minerals Management Service. The Minerals Management Service must approve and grant permits in connection with drilling and development plans submitted by oil and gas companies. Delays in the approval of plans and issuance of permits by the Minerals Management Service because of staffing, economic, environmental or other reasons could adversely affect our operations by limiting demand for our services.
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
Employees
      As of January 31, 2006, we had approximately 775 employees, including 650 operating personnel and 125 corporate, administrative and management personnel. Of our total employees, approximately 540 are employed domestically and approximately 235 are employed internationally. As of January 31, 2006, we had no employees that were unionized or employed subject to any collective bargaining or similar agreements. However, we may in the future employ union laborers if required by project specific labor agreements. We believe our relationship with our employees is good.
      Our ability to further expand our operations internationally and meet any increased demand for our services depends on our ability to increase our workforce. A significant increase in the wages paid by competing employers could result in a reduction in the skilled labor force available to us and/or increases in the wage rates paid by us. If either of these circumstances takes place, to the extent that such wage increases could not be passed on to our customers, our profitability could be impaired.
Company Information and Website
      Our principal executive offices are located at 2500 CityWest Boulevard, Suite 2200, Houston, Texas 77042. Our telephone number at our principal executive offices is (713) 361-2600. Our Internet address is www.horizonoffshore.com. Copies of the annual, quarterly and current reports that we file with the SEC, and any amendments to those reports, are available on our web site free of charge. The information posted on or available through our web site is not incorporated into this Annual Report.

Item 1A.	Risk Factors
      We operate in a rapidly changing business environment that involves substantial risk and uncertainty. All phases of our operations are subject to a number of uncertainties, risks and other factors, many of which are beyond our control. Any one or a combination of such factors could materially affect the results of our operations and the accuracy of forward-looking statements made by us. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

•	our ability to meet our significant debt service and other obligations;

•	our ability to finance our capital requirements;

•	our ability to obtain additional financing needed in the future;

•	our substantial debt continues to adversely affect our financial condition;

•	our ability to comply with our financial and other covenants in the future;

•	the potential impairment of our assets in the future;

•	our potential to incur operating losses in the future;

•	the outcome of the arbitration of our claims against Pemex;

•	the outcome of litigation with the underwriters of the insurance coverage on the Gulf Horizon;

•	the delisting of our common stock from the Nasdaq Stock Market, which became effective as of the close of business on April 1, 2005;

•	our largest stockholders continuing to have a significant degree of influence over us;

•	industry volatility, including the level of capital expenditures by oil and gas companies due to fluctuations in the price, and perceptions of the future price, of oil and gas;

•	our ability to obtain performance bonds and letters of credit if required to secure our performance under new international contracts;

•	contract bidding risks, including those involved in performing projects on a fixed-price basis and extra work performed outside the original scope of work, and the successful negotiation and collection of such contract claims;

•	the highly competitive nature of the marine construction business;

•	operating hazards, including the unpredictable effect of natural occurrences on operations, such as hurricanes and other hazards associated with maritime activities, and the significant possibility of accidents resulting in personal injury and property damage;

•	seasonality of the offshore construction industry in the U.S. Gulf of Mexico;

•	risks involved in the expansion of our operations into international offshore oil and gas producing areas, where we have previously not been operating;

•	our dependence on continued strong working relationships with significant customers operating in the U.S. Gulf of Mexico;

•	percentage-of-completion accounting;

•	the continued active participation of our executive officers and key operating personnel;

•	our ability to obtain and retain highly skilled personnel;

•	the effect on our performance of regulatory programs and environmental matters;

•	the risks involved in joint venture operations required from the time to time on major international projects; and

•	a possible terrorist attack or armed conflict.
      A more detailed discussion of the foregoing factors follows:
Risks Relating to our Financial Condition

Our ability to finance our debt obligations and capital requirements depends on sufficient cash flow from our operations and obtaining additional external sources of financing
      We require substantial working capital to fund our business and meet our significant debt service and other obligations. As of December 31, 2005, we had total indebtedness of approximately $130.1 million. After giving effect to the financing transactions in February and March 2006 described in Note 15 of our notes to consolidated financial statements, our total indebtedness as of March 9, 2006, was approximately $142.2 million. Our ability to service our existing debt, provide working capital and fund our capital expenditure requirements will depend on our ability to generate cash and obtain additional financing in the future. It is important that we successfully perform our marine construction projects, continue to obtain additional projects and collect our receivables for work we perform. Our ability to generate cash in the future depends on demand for construction services by the oil and gas industry as a result of the levels of capital expenditures by oil and gas companies and on competitive, general economic, financial, and many other factors that may be beyond our control.
      We cannot provide assurance that we will be able to generate sufficient cash flow from operations to provide us with the working capital required to support our operations. We may experience periodic cash demands that exceed our cash flow. Our failure to generate sufficient cash flows from operations to provide adequate working capital would have a material adverse effect on our business, results of operations and financial condition.

Our ability to finance capital requirements is uncertain
      We may need additional financing in the future to meet periodical working capital needs and support increased levels of operating activities To obtain this additional financing, we will evaluate all available financing sources, including, but not limited to, the issuance of equity or debt securities. Funds raised through the issuance of additional equity may have negative effects on our stockholders, such as a dilution in percentage of ownership, and the rights, preferences or privileges of the new security holders may be senior to those of the common stockholders. We cannot provide assurance that we will be able to obtain additional debt or equity financing in an amount sufficient to enable us to meet our contractual cash obligations and pay our indebtedness. If we are unable to obtain additional financing or generate cash flow sufficient to meet our debt service and other contractual cash obligations, management may be required to explore alternatives to reduce cash used by operating activities, including not bidding on construction projects that would otherwise appear attractive from a profitability perspective.

Our substantial indebtedness could adversely affect our financial health
      Our high level of debt could have important consequences, including the following:

•	our inability to generate adequate levels of cash to support future interest and principal payments on our high level of debt;

•	inadequate cash available for purposes other than debt service, such as capital expenditures and other business activities, since we will need to use a significant portion of our operating cash flow to pay principal and interest on our outstanding debt;

•	an increase in our vulnerability to general adverse economic and industry conditions, including reduced levels of demand for marine construction services on the outer continental shelf of the U.S. Gulf of Mexico;

•	limit our flexibility in planning for, or reacting to, changes in demand for our services in international areas, including mobilizing vessels between market areas;

•	place us at a greater competitive disadvantage compared to our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets.

We had operating losses in 2003 and 2004 and may incur additional operating losses in the future
      We reported operating losses of $(34.2) million and $(69.7) million for the years ended December 31, 2004 and 2003, respectively. Even though we reported operating income of $21.9 million for the year ended December 31, 2005, we had an accumulated deficit of approximately $(188.8) million. Because of the volatility of our business operations, we may not be profitable in the future. If we do achieve profitability in any period, we may not be able to sustain or increase such profitability on a quarterly or annual basis. We had cash flows provided by (used in) operations of $(2.3) million for 2005, $2.1 million for 2004 and $(53.1) million in 2003. Insufficient cash flows may adversely affect our ability to fund capital expenditures and pay debt service and other contractual obligations. If revenue generated from our existing backlog or any new projects awarded is less than estimated, we experience difficulty in collecting contractual amounts, or operating expenses exceed our expectations, our business, results of operations and financial condition may be materially and adversely affected.

Our future financial results could be adversely impacted by asset impairments or other charges
      In the past, we have recorded asset impairment losses and charges on assets, including several of our marine construction vessels, the carrying value of which we determined were in excess of their estimated fair value. We will continue to review our long-lived assets for impairment that may occur as a result of changes in our business plans, a significant decrease in the market value of long-lived assets, or change in the physical condition of a long-lived asset or the extent or manner in which it is being used or a severe or sustained downturn in the oil and gas industry. The amount of any impairment charge could be significant, and could have a material adverse effect on our financial results for the period in which the charge is taken.

Our credit facilities contain covenants that we may not be able to comply with in the future and that limit many aspects of our operations
      Our credit facilities contain financial covenants and a significant number of other covenants that limit many aspects of our operations, including our ability to create additional liens, incur additional debt, enter into affiliate transactions, dispose of assets, make any investments and pay dividends, in each case, without the consent of our lenders. In the future, we may not be able to meet our financial covenants, and, during the normal course of operating our business, comply with one or more of these covenants that limit our operations. Any failure to comply with these covenants could result in a default under our credit facilities. In this event, we would need to seek waivers or consents from our lenders. There is no assurance that our lenders will provide waivers or consents, or that such waivers or consents will be obtained without the payment of fees or other consideration, which could be substantial. In the event that we are unable to obtain a waiver of any future violations, our lenders would have the right to accelerate our debt with them, and cross-default provisions would result in the acceleration of all of our debt. If this occurs, we will have to consider alternatives to settle our existing liabilities with our limited resources, including seeking protection from creditors through bankruptcy proceedings.

Our ability to obtain performance bonds and letters of credit required to secure our performance under contracts may affect our ability to bid and obtain contract awards
      We may be required to provide cash collateral to secure future performance bonds and letters of credit on large international contracts. If we are unable to obtain unsecured performance bonds and letters of credit or we are required to secure them with cash collateral, we may not be able to bid on or obtain contracts requiring performance bonds or letters of credit, which could adversely affect our results of operations and financial condition.

The outcome of our arbitration with Pemex, litigation with the underwriters of the insurance coverage of the Gulf Horizon, and the outcome of any future arbitration and litigation may adversely affect our liquidity and financing requirements
      In April 2005, we submitted our remaining Pemex EPC 64 contract claim to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce. A failure to recover any amounts from Pemex in arbitration or our lawsuit against the underwriters on the policy for marine hull insurance covering physical damage to the Gulf Horizon during its tow to Israel to perform the IEC project will place additional pressure on and adversely affect our liquidity.
Risks Relating to Our Securities

The price of our common stock has been highly volatile due to factors that will continue to affect the price of our stock
      Between 2004 and 2005, the price of our common stock ranged from $0.21 to $4.80 per share. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price fluctuations. Some of the factors leading to the volatility of our stock price include:

•	fluctuations in our quarterly revenue and operating results;

•	announcements of project awards by us or our competitors;

•	market perceptions regarding the outlook for operations in the U.S. Gulf of Mexico; and

•	the increase in outstanding shares of our common stock issued (i) upon the conversion or exchange of our Series B preferred stock, (ii) in the completion of the Private Placement of our common stock, (iii) as a result of the exchange of a portion of our 8% Subordinated Notes and (iv) any additional issuances of common stock we may make to repay our existing debt or raise additional capital.
There is no assurance that the price of our stock will not continue to be volatile in the future.

Our common stock is considered “a penny stock” and may be difficult to sell
      The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Presently, the market price of our common stock is substantially less than $5.00 per share and therefore is designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

Our largest stockholders may continue to have a significant degree of influence over us and they may make decisions with which you disagree
      The majority of our common stock is held by a limited number of investors and the interests of one or more of those stockholders could differ from those of other stockholders. Our largest stockholders may have the ability to influence significantly any decisions relating to:

•	elections to our board of directors;

•	amendments to our certificate of incorporation;

•	the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all our assets; and

•	a change in control of our company (which may have the effect of discouraging third party offers to acquire our company).

The conversion and earlier exchange of our Series B Preferred Stock, the completion of the Private Placement and the shares of our common stock issued as a result of the exchange of a portion of our 8% Subordinated Notes resulted in significant and immediate dilution of our existing stockholders and the book value of their common stock
      During 2005, we completed a series of transactions which resulted in a significant increase in the amount of outstanding shares of our common stock:

•	On June 10, 2005, we issued 60,000,015 shares of our common stock and one million shares of our Series B Preferred Stock in exchange for approximately $85 million of our Subordinated Notes and 1,400 shares of our Series A Preferred Stock;

•	On October 27, 2005, we issued 95,084,105 shares of our common stock in exchange for 171,589 shares of our Series B Preferred Stock;

•	On December 12, 2005, the remaining 828,411 shares of our Series B Preferred Stock converted into 459,055,251 shares of our common stock;

•	On December 19, 2005, we issued 52,650,000 shares of our common stock in the Private Placement, and we also completed the exchange of approximately $8 million in aggregate principal amount (including accrued and unpaid interest) of our 8% Subordinated Notes for subordinated convertible notes due March 31, 2010, which were subsequently converted into 21,052,632 shares of our common stock prior to December 31, 2005; and

•	On December 23, 2005, we exchanged an additional $5.2 million aggregate principal amount (including accrued and unpaid interest) of our 8% Subordinated Notes, which resulted in the issuance of 13,829,169 shares of our common stock.
      As a result of these transactions, the equity interests of our existing common stockholders, as a percentage of the total number of the outstanding shares of our common stock, and the book value of the shares of our common stock were significantly diluted.

Our common stock was delisted from the Nasdaq Stock Market, which could make it more difficult to sell our common stock
      In order to issue common stock and the Series B Preferred Stock in the Exchange Transaction without the lengthy delay associated with obtaining stockholder approval required under the Nasdaq Marketplace Rules, we delisted our common stock from the Nasdaq Stock Market, effective the close of business on April 1, 2005. Since this time, our common stock has traded in the over-the-counter market, both through listings in the National Quotation Bureau “Pink Sheets” and more recently on the OTC Bulletin Board, but our common stock is not currently listed or quoted on any recognized national or regional securities exchange or market. As a result, an investor may find it difficult to sell or obtain quotations as to the price of our common stock. Delisting could adversely affect investors’ perception, which could lead to further declines in the market price of our common stock. Delisting will also make it more difficult, time consuming and expensive for us to raise capital through sales of our common stock or securities convertible into our common stock.
      On January 27, 2006, stockholders holding an aggregate of 72.1% of the outstanding shares of our common stock approved, by written consent in lieu of a meeting, an amendment to our certificate of incorporation to effect a reverse stock split of the issued and outstanding common stock on a ratio of one-for-twenty-five (1-for-25) with any fractional shares being rounded to the next highest whole number of shares and decrease the number of authorized shares of common stock from 1,500,000,000 shares to 100,000,000 shares. We expect the proposed reverse stock split will become effective in April 2006. We believe that effecting the reverse stock split will enhance the marketability of our common stock, and ultimately, raise the per share trading price of our common stock in order to list our securities on either the Nasdaq Stock Market or the American Stock Exchange. Our primary rationale for decreasing the authorized number of shares of our common stock is that the resultant capital structure will more accurately represent, and be more in conformance with, a realistic capital structure for a company of our size. However, we cannot be certain that the reverse stock split will achieve any of the desired results, or that the price per share of our common stock immediately following the reverse stock split will increase, or that the increase, if any, will be sustained for any period of time.
Risks Relating to Our Business

Industry volatility may adversely affect results of operations
      The demand for our services depends, in large part, on the level of capital expenditures by oil and gas companies for developmental construction on the U.S. outer continental shelf in the Gulf of Mexico. As a result, the cyclical nature of the oil and gas industry has a significant effect on our revenues and profitability. Historically, prices of oil and gas, as well as the level of exploration and development activity, have fluctuated substantially. Any periods of low levels of activity in offshore drilling and development activity on the U.S. continental shelf in the Gulf of Mexico will affect our revenues and profitability. It is also possible that a sudden increase in demand for our services may only be a result of temporary, weather-related customer needs, or a brief suspension of activity by one or more of our competitors. Any significant decline in the worldwide demand for oil and gas or prolonged low oil or gas prices in the future, will likely depress development activity. We are unable to predict future oil and gas prices or the level of oil and gas industry activity.

We incur risks associated with contract bidding and the performance of extra work outside the original scope of work
      Most of our projects are performed on a fixed-price basis. We also perform projects on a day rate basis or cost-reimbursement basis. Changes in offshore job conditions and variations in labor and equipment productivity may affect the revenue and costs on a contract. These variations may affect our gross profits. In addition, typically during the summer construction season, and occasionally during the winter season, we bear a shared risk of interruptions, interferences and other delays caused by adverse weather conditions and other factors beyond our control with our customers. If the customer substantially increases the scope of our operations under the contract we are subjected to greater risk of interruptions, interferences and other delays as was the case with the EPC 64 contract. Pemex substantially increased the scope of our operations under this contract during 2000 to 2002, which subjected the project to greater interruptions due to adverse weather conditions and standby time as other contractors completed their work. When we perform extra work outside of the scope of the contract, we negotiate change orders and unapproved claims with our customers. In particular, unsuccessful negotiations of unapproved claims could result in decreases in estimated contract profit or additional contract losses and adversely affect our financial position, results of operations and our overall liquidity as is the case with respect to our current claims against Pemex.

We operate in a highly competitive industry
      Our business is highly competitive because construction companies operating offshore compete vigorously for available projects, which are typically awarded on a competitive bid basis. This competitive bid process could adversely affect our international expansion strategy and the likelihood of our being awarded projects in areas where we have not performed operations.
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

Operating hazards may increase our operating costs and we have limited insurance coverage
      Offshore construction involves a high degree of operational risk. Risks of vessels capsizing, sinking, grounding, colliding and sustaining damage from severe weather conditions are inherent in offshore operations. These hazards may cause significant personal injury or property damage, environmental damage, and suspension of operations. In addition, we may be named as a defendant in lawsuits involving potentially large claims as a result of such occurrences. We maintain what we believe is prudent insurance protection against the risk of physical loss or damage to our property and against the risk of liabilities to third parties. We do not, however, believe it is economically feasible to carry business interruption insurance on our assets. We cannot assure that our insurance will be sufficient or effective under all circumstances. A successful claim for which we are not fully insured may have a material adverse effect on our revenues and profitability.
      The fire aboard the Gulf Horizon in May 2004 has negatively impacted revenues, profitability and liquidity. The underwriters on the insurance policy covering the Gulf Horizon while on tow have filed an action seeking to avoid coverage. The process of collecting any insurance proceeds has continued to impact our liquidity. Proceeds received from the insurance company will be used either to repair the vessel, or if the vessel ultimately is determined to be beyond repair, we may be required to repay up to $5.0 million on the new CIT Group term loan.
      Hurricanes and other extreme weather conditions in the U.S. Gulf of Mexico and offshore Mexico occur on a relatively frequent basis. Our vessels located in the U.S. Gulf of Mexico and offshore Mexico and our marine base are located in areas that could expose them to damage and/or total loss. These extreme weather conditions could potentially cause us to curtail our operations for a period of time. Although our domestic operations have not been adversely impacted by the hurricanes that occurred in the U.S. Gulf of Mexico in 2005 and 2004. As a consequence of hurricanes that occurred in the U.S. Gulf of Mexico, we may not be able to obtain future insurance coverage comparable with that of prior years, and we have experienced increased premiums for available insurance coverage and higher deductibles.

The seasonality of the marine construction industry may adversely affect our operations
      Historically, the greatest demand for marine construction services in the U.S. Gulf of Mexico has been during the period from May to September. This seasonality of the construction industry in the U.S. Gulf of Mexico is caused both by weather conditions and by the historical timing of capital expenditures by oil and gas companies to circumvent these weather conditions. As a result, revenues are typically higher in the summer months and lower in the winter months. During 2005, this historical seasonality was offset by the related hurricane repair work that we performed during the fourth quarter in the U.S. Gulf of Mexico. We expect this repair work to continue to offset the seasonality of our operations during the first quarter of 2006 as well. Although we pursue business opportunities in international areas that we believe will offset the seasonality in the U.S. Gulf of Mexico, we cannot be sure that any international work will offset the seasonality of our operations in the U.S. Gulf of Mexico.

Our international operations are subject to significant risks
      A key element of our strategy has been to expand our operations into selected international oil and gas producing areas, which we will continue to do. These international operations are subject to a number of risks inherent in any business operating in foreign countries including, but not limited to:

•	political, social, and economic instability;

•	potential seizure or nationalization of assets;

•	increased operating costs;

•	modification, renegotiation or nullification of contracts;

•	import-export quotas;

•	other forms of government regulation which are beyond our control;

•	war or terrorist activity; and

•	fluctuating currency values, hard currency shortages and controls on currency exchange and repatriation of income or capital.
      As we continue to bid on international projects, the exposure to the above mentioned risks will increase. As a result, we could, at any one time, have a significant amount of our revenues generated by operating activity in a particular country. Therefore, our results of operations could be susceptible to adverse events beyond our control that could occur in the particular country in which we are conducting such operations.
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

Estimates and assumptions that we use to prepare our financial statements could differ materially from actual future results
      The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We must apply significant, subjective and complex estimates and judgments in this process. Because of the inherent uncertainties in this process, actual future results could differ materially from our estimates.

We are dependent on key personnel
      Our success depends on, among other things, the continued active participation of our executive officers and certain of our other key operating personnel. Our officers and personnel have extensive experience in the marine construction industry, both domestic and international. The loss of the services of any one of these persons could adversely impact our ability to implement our expansion strategy or perform awarded work.

We require highly skilled personnel
      We require highly skilled personnel to operate and provide technical services and support for our business. Competition for the skilled and other labor required for marine construction services has intensified due to increased demand for these services during 2005. Although competition for skilled and other labor has not materially affected us to date, shortages of qualified personnel could adversely affect our results of operations in the future.
      We currently have no employees that are unionized or employed subject to any collective bargaining or similar agreements. Unionization or similar collective actions by our employees, domestically and internationally, may adversely impact our cost of labor.

We may incur significant expenditures to comply with governmental regulations
      Our operations are subject to various governmental regulations, violations of which may result in civil and criminal penalties, injunctions, and cease and desist orders. In addition, some environmental statutes may impose liability without regard to negligence or fault. Although our cost of compliance with such laws has to date been immaterial, such laws are changed frequently. Accordingly, it is impossible to predict the cost or impact of such laws on our future operations.
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

A possible terrorist attack or armed conflict could harm our business
      Terrorist activities, anti-terrorist efforts and other armed conflict involving the U.S. may adversely affect the U.S. and global economies and could prevent us from meeting our debt service, financial and other contractual obligations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for marine construction services. Oil and gas related facilities and assets, including our marine equipment, could be direct targets for terrorists attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is damaged or destroyed. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all. Our operations in international areas abroad may increase these risks.
Cautionary Statements
      Some of the statements in this Annual Report are forward-looking statements about our expectations of what may happen in the future. Statements that are not historical facts are forward-looking statements. These statements are based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements can sometimes be identified by our use of forward-looking words like “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “will,” “plan” and similar expressions.
      Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and stockholder value may differ significantly from those expressed in or implied by the forward-looking statements contained in this Annual Report. Many of the factors that will determine these results and values are beyond our ability to control or predict. We caution you that a number of important factors could cause actual results to be very different from and worse than our expectations expressed in or implied by any forward-looking statement. These factors include, but are not limited to, those discussed in “Risk Factors” above. Such forward-looking statements may include statements that relate to:

•	our business plans or strategies, and projected or anticipated benefits or other consequences of such plans or strategies;

•	our objectives;

•	projected or anticipated benefits from future or past acquisitions;

•	projections involving anticipated capital expenditures or revenues, earnings or other aspects of capital projects or operating results; and

•	financing.
      Our management believes that the forward-looking statements contained in this Annual Report are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update any of them in light of new information or future events.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Our corporate headquarters are located in Houston, Texas in approximately 94,000 square feet of leased space under leases expiring from 2006 to 2008. During the fourth quarter of 2005, we consolidated the office space in our corporate headquarters and have subleased approximately 21,000 square feet of office space. In addition, we lease approximately 55,000 square feet of office space in various international locations under leases expiring in 2007. These offices support our marine construction activities.
      We own and operate a marine support base located on 26 acres of waterfront property in Sabine, Texas. This marine base includes 1,700 linear feet of bulkhead, 59,000 square feet of office and warehouse space, and two heliports. We also own a marine support and spool base and storage facility on approximately 23 acres with approximately 6,000 feet of waterfront on a peninsula in Sabine Lake near Port Arthur, Texas with direct access to the Gulf. This facility has more than 3,000 linear feet of deepwater access for docking barges and vessels. We also lease approximately 19,250 square feet of land in Morgan City, Louisiana for inventory storage on a month-to-month basis.

Item 3.	Legal Proceedings
      In April 2005, we submitted the Pemex EPC 64 claims related to interruptions due to adverse weather conditions to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce. As of December 31, 2005, the carrying value of this claim included in costs in excess of billings totaled $18.5 million, net of the $33.1 million allowance for doubtful costs in excess of billings. A hearing date has been set for March 27, 2006. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies  — Accounts Receivable.”
      On May 18, 2004, our pipelay barge, the Gulf Horizon, caught fire while on tow from the U.S. Gulf of Mexico to Israel to perform the IEC project. In August 2004, the underwriters on the policy for marine hull insurance purchased to cover physical damage to the Gulf Horizon during the tow filed an action for declaratory judgment in the English High Court seeking a declaration that the policy is void from its inception due to a misrepresentation of the risk. We counter-claimed for the total policy limits of $28 million, plus legal and labor expenses. We are currently in the process of preparing and exchanging evidence of experts and witnesses. A trial date has been set for June 26, 2006. Management intends to vigorously pursue its claims against the marine hull insurance underwriters.

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
      Information concerning the submission of matters to a vote of security holders called for by this item was included in our information statement on Schedule 14C filed with the SEC on November 8, 2005 in the manner required by Rule 14c-2(b) under the Securities Exchange Act of 1934.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock traded on the Nasdaq Stock Market under the symbol “HOFF” until the close of business on April 1, 2005 when we requested that our common stock be delisted from the Nasdaq Stock Market. Since this time, our common stock has traded in the over-the-counter market, both through listings in the National Quotation Bureau “Pink Sheets” and more recently on the OTC Bulletin Board, but our common stock is not currently listed or quoted on any recognized national or regional securities exchange or market. Current trading information about our common stock can be obtained from the OTC Bulletin Board (http://quotes.nasdaq.com/) under the trading symbol “HOFF.OB.” The following table sets forth the high and low closing bid prices per share of our common stock, as reported by the Nasdaq Stock Market or the over-the-counter markets, for the periods indicated.

	2005		2004

Fiscal Quarter	High	Low	High	Low

First	$2.24	$0.39	$4.80	$2.55
Second	$0.51	$0.24	$3.00	$0.79
Third	$0.83	$0.27	$1.10	$0.50
Fourth	$0.74	$0.35	$2.87	$0.21
      At March 3, 2006, we had 83 holders of record of our common stock.
      We intend to retain all of the cash our business generates to meet our working capital requirements, fund operations and reduce our substantial indebtedness. We do not plan to pay cash dividends on our common stock in the foreseeable future. In addition, our debt agreements prevent us from paying dividends or making other distributions to our stockholders.

Equity Compensation Plan Information
      The following table provides information regarding common stock authorized for issuance under our equity compensation plans as of December 31, 2005:

Number of Securities
	Number of	Weighted-	Remaining Available
	Securities to be	Average Exercise	For Future Issuance
	Issued Upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(excluding securities
	Options, Warrants	Warrants and	reflected in
	and Rights	Rights	column (a))(2)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,125,600	$7.34	42,826,429
Equity compensation plans not approved by security holders(1)	—	—	—

Total	2,125,600	$7.34	42,826,429

(1)	Our equity compensation program does not include any equity compensation plans (including individual compensation arrangements) under which common stock is authorized for issuance that was adopted without the approval of stockholders.

(2)	Of the shares remaining for issuance under our equity compensation plans, no more than 7,826,429 shares may be issued as restricted stock or other stock based awards (which awards are valued in whole or in part on the value of the shares of common stock under each plan).

Issuer Purchases Of Equity Securities
      None.

Item 6.	Selected Financial Data
      The selected financial data for the five-year period ended December 31, 2005 is derived from our audited financial statements. You should read the information below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included in this Annual Report.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
INCOME STATEMENT DATA(1):
Contract revenues	$325,044	$254,209	$270,313	$283,410	$272,208
Cost of contract revenues	268,280	226,391	263,812	253,016	237,175

Gross profit	56,764	27,818	6,501	30,394	35,033
Selling, general and administrative expenses	30,922	30,687	21,749	21,845	13,771
Reserve for claims and receivables	1,711	5,692	33,092	—	—
Impairment of property, equipment and intangibles	—	22,361	21,332	9,852	—
Impairment loss on assets held for sale	2,261	3,268	—	—	—

Operating income (loss)	21,870	(34,190)	(69,672)	(1,303)	21,262
Other:
Interest expense, net of amount capitalized	(67,572)	(25,995)	(9,542)	(4,585)	(5,381)
Interest income	777	286	67	91	403
Loss on debt extinguishment	(23,138)	(1,719)	(868)	—	(874)
Other income (expense), net	53	152	(88)	(2,831)	(206)

Net income (loss) before income taxes	(68,010)	(61,466)	(80,103)	(8,628)	15,204
Income tax provision (benefit)	3,046	2,103	(7,599)	(3,079)	4,511

Net income (loss)	$(71,056)	$(63,569)	$(72,504)	$(5,549)	$10,693

Net income (loss) per share — basic	$(0.64)	$(2.06)	$(2.74)	$(0.22)	$0.48

Net income (loss) per share — diluted	$(0.64)	$(2.06)	$(2.74)	$(0.22)	$0.46

STATEMENT OF CASH FLOW DATA:
Net cash provided by (used in) operating activities	$(2,338)	$2,095	$(53,065)	$48,487	$(43,994)
Net cash provided by (used in) investing activities	4,478	(4,776)	(14,683)	(59,752)	(53,223)
Net cash provided by financing activities	2,845	30,541	71,790	9,474	95,838
OTHER FINANCIAL DATA:
Depreciation and amortization	$21,661	$19,702	$19,718	$15,959	$12,935
Capital expenditures	2,458	5,579	17,797	58,752	54,828

	December 31,

	2005	2004	2003	2002	2001

	(In thousands)
BALANCE SHEET DATA:
Working capital	$74,119	$29,022	$26,107	$30,385	$78,055
Property and equipment, net	186,416	198,804	239,411	257,847	221,446
Total assets	402,721	394,277	409,541	420,533	393,584
Long-term debt, net of current maturities	103,979	170,347	146,886	90,062	111,414
Preferred stock subject to mandatory redemption	—	416	—	—	—
Stockholders’ equity	183,486	93,274	139,811	211,675	185,690
NON-GAAP FINANCIAL DATA:
Adjusted EBITDA(2)	$50,696	$17,672	$(28,710)	$21,677	$33,117

Adjusted EBITDA calculation is as follows:
Net income (loss)	$(71,056)	$(63,569)	$(72,504)	$(5,549)	$10,693
Income tax provision (benefit)	3,046	2,103	(7,599)	(3,079)	4,511
Net interest expense	66,795	25,709	9,475	4,494	4,978
Depreciation and amortization	21,661	19,702	19,718	15,959	12,935
Amortization of deferred compensation	4,167	—	—	—	—
Loss on debt extinguishment	23,138	1,719	868	—	—
Non-cash impairments	2,945	32,008	21,332	9,852	—

Adjusted EBITDA	$50,696	$17,672	$(28,710)	$21,677	$33,117

(1)	We have recorded reserves for claims and receivables and impairment losses on vessels and related equipment, inventory and goodwill during 2005, 2004, 2003 and 2002, which are included in the following financial statement captions in our consolidated statements of operations. No reserves or impairments were recorded in 2001.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands)
INCOME STATEMENT CAPTION:
Cost of contract revenues:
Impairment of inventory	$684	$6,379	$—	$—	$—

Reserve for claims and receivables:
Pemex EPC 64	—	—	33,092	—	—
Iroquois Gas Transmission LP	—	5,692	—	—	—
Williams Oil Gathering LLC	1,711	—	—	—	—

	1,711	5,692	33,092	—	—

Impairment of property, equipment and intangibles:
Impairment losses on vessels and related equipment	—	1,059	21,332	9,852	—
Impairment loss on the Gulf Horizon	—	20,302	—	—	—
Impairment of goodwill	—	1,000	—	—	—

	—	22,361	21,332	9,852	—

Impairment loss on assets held for sale:
Impairment losses on vessels held for sale	2,261	3,268	—	—	—

Total reserves for claims and receivables and impairments	$4,656	$37,700	$54,424	$9,852	$—

(2)	Horizon calculates Adjusted EBITDA (adjusted earnings before interest, income taxes, depreciation and amortization) as net income or loss excluding income taxes, net interest expense, depreciation and amortization, amortization of deferred compensation, loss on debt extinguishment and non-cash impairments. Net income or loss includes revenues for services for which non-cash consideration is received. Horizon has separately identified non-cash charges which are non-recurring, infrequent, unusual, or isolated or the result of special circumstances and has excluded these non-cash charges from the calculation of Adjusted EBITDA. Horizon has aligned the disclosure of Adjusted EBITDA with the financial covenants in our material credit agreements with various lenders, which includes ratios requiring a determination of EBITDA, as defined. Horizon believes that Adjusted EBITDA is a material component of the financial covenants in our credit agreements and non-compliance with the covenants could result in the acceleration of indebtedness. Adjusted EBITDA is not calculated in accordance with Generally Accepted Accounting Principles (GAAP), but is a non-GAAP measure that is derived from items in Horizon’s GAAP financials and is used as a measure of operational performance. A reconciliation of the non-GAAP measure to Horizon’s income statement is included. Horizon believes Adjusted EBITDA is a commonly applied measurement of financial performance by investors. Horizon believes Adjusted EBITDA is useful to investors because it gives a measure of operational performance without taking into account items that Horizon does not believe relate directly to operations or that are subject to variations that are not caused by operational performance. This non-GAAP measure is not intended to be a substitute for GAAP measures, and investors are advised to review this non- GAAP measure in conjunction with GAAP information provided by Horizon. Adjusted EBITDA should not be construed as a substitute for income from operations, net income (loss) or cash flows from operating activities (all determined in accordance with GAAP) for the purpose of analyzing Horizon’s operating performance, financial position and cash flows. Horizon’s computation of Adjusted EBITDA may not be comparable to similar titled measures of other companies.

      Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
      You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ materially from those expressed or implied by the forward-looking statements. See Item 1A. — “Risk Factors” —.
General
      We provide marine construction services for the offshore oil and gas and other energy related industries in the U.S. Gulf of Mexico, Latin America, Southeast Asia and West Africa.
      Our primary services include:

•	laying, burying or repairing marine pipelines;

•	providing hook-up and commissioning services;

•	installing production platforms and other structures; and

•	disassembling and salvaging production platforms and other structures.
      The demand for offshore construction services depends largely on the condition of the oil and gas industry and, in particular, the level of capital expenditures by oil and gas companies for developmental construction. These expenditures are influenced by:

•	the price of oil and gas and industry perception of future prices;

•	expectations about future demand and prices;

•	the ability of the oil and gas industry to access capital;

•	the cost of exploring for, producing and developing oil and gas reserves;

•	discovery rates of new oil and gas reserves in offshore areas;

•	sale and expiration dates of offshore leases in the United States and abroad;

•	local and international political and economic conditions;

•	governmental regulations;

•	the availability and cost of capital; and

•	damage to structures and pipelines caused by hurricanes and severe weather conditions in the U.S. Gulf of Mexico.
      Historically, oil and gas prices and the level of exploration and development activity have fluctuated substantially, impacting the demand for pipeline and marine construction services. Factors affecting our profitability include competition, equipment and labor productivity, contract estimating, weather conditions and other risks inherent in marine construction. The marine construction industry in the U.S. Gulf of Mexico and offshore Mexico is highly seasonal as a result of weather conditions with the greatest demand for these services occurring during the second and third calendar quarters of the year. International shallow water areas offshore Southeast Asia are less cyclical and are not impacted seasonally to the degree the U.S. Gulf of Mexico and offshore Mexico is impacted. The West Africa work season helps to offset the decreased demand during the winter months in the U.S. Gulf of Mexico and offshore Mexico.
Overview
      The completion of our recapitalization plan and debt refinancing during 2005, and continuing in 2006, has improved our financial condition. We closed $70 million of senior secured term loans to refinance maturing debt and provide additional financing to meet our working capital needs, and during 2005, a total of approximately $98 million of subordinated debt was exchanged in transactions that resulted in the issuance of

649,021,172 shares of common stock. In addition to our improved financial condition, our operating results have shown steady improvement throughout the year ended December 31, 2005. We also entered into a secured term loan in March 2006 to refinance a portion of our debt maturing in 2006 and 2007.
      Our gross profit was $56.8 million, or 17.5% of contract revenues of $325.0 million, for the year ended December 31, 2005, resulting in operating income of $21.9 million. For the year ended December 31, 2004, our gross profit was $27.8 million, or 10.9% of contract revenues of $254.2 million, resulting in an operating loss of $(34.2) million. For the year ended December 31, 2003, our gross profit was $6.5 million, or 2.4% of contract revenues of $270.3 million, resulting in an operating loss of $(69.7) million. The improvement in our operating results is primarily attributable to our domestic operations. Gross profit on domestic contracts was $49.0 million or 27.2% of contract revenues of $180.2 million for 2005. The improvement in competitive market conditions and pricing levels in the U.S. Gulf of Mexico are reflected in the significant increase in our gross profit.
      We have experienced a substantial increase in demand for repair and salvage work caused by the hurricane activity in the U.S. Gulf of Mexico, and currently, the increased level of activity in this region exceeds the availability of assets and equipment to satisfy this demand. Oil and gas companies increased their capital expenditures for offshore construction services on the U.S. continental shelf in the Gulf of Mexico beginning in the second half of 2004 and continuing in 2005 in response to higher energy prices. Our domestic revenues have increased as a result of the combination of greater demand for new project construction and the hurricane related repair and salvage work. Given the demand for new project construction and the substantial damage caused by Hurricane Ivan (September 2004), Hurricane Katrina (August 2005) and Hurricane Rita (September 2005), we anticipate that our vessel utilization and repair and salvage work in the U.S. Gulf of Mexico will remain at high levels during 2006 and 2007.
      Our operating income of $21.9 million for the year ended December 31, 2005 is net of charges totaling $4.7 million for the reserve on the settlement of all claims related to the suit filed against Williams Oil Gathering LLC (Williams) and impairment losses related to the sale of our remaining assets held for sale and inventory. The operating loss of $(34.2) million for 2004 includes a total of $37.7 million of reserves for claims and receivables and non-cash impairment losses.
      The net loss of $(71.1) million, or $(0.64) per share-diluted, for the year ended December 31, 2005 reflects non-cash charges totaling $63.1 million related to the completion of our recapitalization plan during 2005. The net loss for fiscal year 2005 includes a $40.0 million charge to interest expense related to the amortization of the debt discount for the beneficial conversion feature of our Series B Preferred Stock in December 2005. We also recognized losses on debt extinguishment totaling $23.1 million, primarily related to the Exchange Transaction, which reflects the write-off of the unamortized portion of deferred loan fees and debt discount. The loss for 2004 was $(63.6) million, or $(2.06) per share-diluted, and for 2003 was $(72.5) million, or $(2.74) per share-diluted. Our outstanding shares of common stock increased during 2005 primarily due to the shares issued in exchange for subordinated debt resulting in a decreased loss per share-diluted for 2005 compared with 2004 and 2003.

Results of Operations
      Information relating to Horizon’s operations follows (in millions):

	Year Ended December 31,

	2005	2004	2003

Revenues:
Domestic — U.S. Gulf of Mexico	$180.2	$69.7	$94.1
Domestic — Other	—	3.3	107.6
Latin America	33.3	58.2	3.9
West Africa	76.8	17.4	16.2
Southeast Asia/ Mediterranean	34.7	105.6	48.1
Other	—	—	0.4

Total	$325.0	$254.2	$270.3

Gross Profit(1):
Domestic — U.S. Gulf of Mexico	$49.0	$(8.4)	$(8.4)
Domestic — Other	—	1.8	9.2
Latin America	0.4	11.5	(0.7)
West Africa	7.9	0.9	(1.4)
Southeast Asia/ Mediterranean	(0.5)	22.0	8.1
Other	—	—	(0.3)

Total	$56.8	$27.8	$6.5

(1)	Gross profit for each geographic segment includes costs incurred related to idle and stacked equipment.
Year Ended December 31, 2005 Compared To The Year Ended December 31, 2004

Contract Revenues.
      Our revenues increased during 2005 primarily due to our domestic operations. The increase in our domestic revenues is due to a number of factors. The demand for marine construction services in the U.S. Gulf of Mexico increased during 2005, coupled with a decline in the number of vessels deployed by our competitors in the U.S. Gulf of Mexico during the first nine months of 2005. Oil and gas companies operating on the U.S. continental shelf in the Gulf of Mexico have increased their capital expenditures in response to the higher energy prices. Also, the unprecedented hurricane activity caused significant damage to production platforms and pipelines creating a substantial amount of pipeline and structural repair work to bring oil and gas production back on-line. Approximately 45% (or approximately $81 million) of our domestic revenues for 2005 relates to projects for this repair work.
      Our operating revenues for West Africa during 2005 increased significantly compared with 2004 and reflect the work performed and billed to the West Africa Gas Pipeline Company (WAPCo) under the contract for the installation of the West Africa Gas Pipeline. Contract revenues and gross profit for Latin America were lower in 2005 compared to 2004 due to the timing of contracts awarded during 2005. We began work in July 2005 on a significant Pemex project and received a major change order to expand the scope of our service in January 2006. Also, we were awarded another significant Pemex project involving the engineering and procurement of 20” and 24” diameter line pipe to begin in February 2006 with construction scheduled to begin in May 2006. For the Southeast Asia/ Mediterranean geographic segment, the substantial completion of the IEC project during the first part of 2005 and the redeployment of vessels from this region to West Africa and the U.S. Gulf of Mexico resulted in lower contract revenues and an operating loss for 2005. We currently do not have any vessels located in this geographic area.

Gross Profit.
      Gross profit was $56.8 million (17.5% of contract revenues) for 2005 compared with a gross profit of $27.8 million (10.9% of contract revenues) for 2004. The level of contract revenues for 2005 relative to our operating cost structure has resulted in improved margins. Higher pricing levels in the U.S. Gulf of Mexico and improvement in competitive market conditions are also reflected in the significant increase in our gross profit from domestic operations. Vessel utilization during 2005 has remained at higher levels than 2004, due to the increased demand for offshore construction services. The number of vessels working in the U.S. Gulf of Mexico decreased during the first nine months of 2005, which also contributed to our improved vessel utilization during that period. However, during the fourth quarter of 2005, our competitors began to mobilize additional vessels and equipment into service in both the U.S. Gulf of Mexico and offshore Mexico.
      Gross profit from our West Africa segment improved in 2005 due to the pipelay activities performed during the fourth quarter of 2005 on the West Africa Gas Pipeline. Profit margins in our Latin America geographic segment reflect the reduced contract activity prior to July 2005 compared to the contract activity in 2004. We were awarded a significant Pemex project in July 2005, and our profit margins during the fourth quarter of 2005 improved as we performed work on this project. Also, we were awarded another significant Pemex project in February 2006. Our Southeast Asia/ Mediterranean geographic segment generated losses for 2005 compared to a significant gross profit for 2004 due to work performed on the IEC project in 2004, and the substantial completion of this project during the first part of 2005 and no significant project activity in these regions subsequent to the IEC project.

Selling, General and Administrative Expenses.
      Selling, general and administrative expenses were $30.9 million (9.5% of contract revenues) for 2005, compared with $30.7 million (12.1% of contract revenues) for 2004. Selling, general and administrative expenses includes $4.2 million of amortization of deferred compensation expense related to the restricted stock granted during 2005 and $2.1 million recorded under our 2005 bonus plan. This increase was partially offset by reduced legal expenses associated with our ongoing claims when compared to legal expenses incurred during 2004. Selling, general and administrative expenses as a percentage of revenues decreased in 2005 compared with 2004 due to the substantial improvement in the marine construction industry in the U.S. Gulf of Mexico and the increase in our contract revenues.

Reserve for Claims and Receivables.
      On July 7, 2005, we settled all claims related to the suit filed against Williams for breach of contract and wrongful withholding of amounts due to us for services provided on a pipeline project in 2003 for $4.8 million. The carrying amount reflected in our financial statements for these claims was $6.5 million, and we recorded a $1.7 million reserve for the settlement of the Williams claim during 2005.
      During the fourth quarter of 2004, we recorded a reserve of $5.7 million related to the pending settlement of our litigation with Iroquois for less than the carrying value of the claims and receivables of $27.2 million. In March 2005, we reached a settlement with Iroquois and collected gross proceeds of $21.5 million.

Impairment of Property, Equipment and Intangibles.
      There were no impairment losses on property and equipment during 2005. During 2004, we recorded a net impairment loss of $20.3 million on the Gulf Horizon and related assets as a result of a fire it sustained while on tow to Israel, a $1.1 million impairment charge resulting from the removal from service of the Cajun Horizon and a $1.0 million impairment charge for the remaining book value of goodwill related to one of our inactive Mexican subsidiaries. The depressed market for the marine construction industry and increased competition for construction projects throughout 2003 and 2004 resulted in a decline in the utilization of our vessels, triggering the impairment of the vessels in 2004.

Impairment Loss on Assets Held for Sale.
      During 2005, we sold our remaining assets held for sale and recorded a $2.3 million impairment loss to reduce their carrying value to the fair value prior to their sale. During the second quarter of 2004, we implemented a plan to sell the Phoenix Horizon (a marine construction vessel), two dive support vessels and a cargo barge, and we recorded a charge of $3.3 million as an impairment loss on these assets held for sale during 2004 to reduce the net carrying value of these assets to the fair value, less the estimated cost to sell the assets.

Interest Expense.
      Interest expense was $67.6 million for the year ended December 31, 2005, compared to $26.0 million for 2004 as follows (in millions):

	Year Ended
	December 31,

	2005	2004

Cash paid for interest	$11.7	$8.0
Interest paid in-kind	7.0	11.2
Accretion in the fair value of the Series A and Series B Preferred Stock	1.9	(1.6)
Amortization of beneficial conversion feature of the Series B Preferred Stock	40.0	—
Other non-cash charges, net	7.0	8.4

	$67.6	$26.0

      Other non-cash charges to interest expense primarily include the amortization of debt discounts and deferred loan fees. Our total outstanding debt was $130.1 million at December 31, 2005, compared to $232.8 million before debt discount of $20.2 million at December 31, 2004. Interest expense increased significantly due to the amortization of the $40.0 million debt discount for the beneficial conversion feature of our Series B Preferred Stock in December 2005, higher interest rates on outstanding debt balances prior to the refinancing of debt in the second quarter of 2005 and other finance costs associated with the repayment of debt during 2005.

Interest Income.
      Interest income includes interest from cash investments for the years ended December 31, 2005 and 2004 of $777,000 and $286,000, respectively. Cash investments consist of interest bearing demand deposits and short term money market investment accounts. Interest income increased due to higher average cash and cash investment balances during 2005.

Loss on Debt Extinguishment.
      We recognized a loss on debt extinguishment of $23.1 million for year ended December 31, 2005, primarily related to the exchange of debt for equity in June 2005 and a prepayment of our 18% Subordinated Notes in January 2005 with a $3.5 million collection from Pemex, which reflects the write-off of the unamortized portion of the deferred loan fees and debt discount. Loss on debt extinguishment for 2004 of $1.7 million includes the write-off of deferred loan fees and the write-off of debt discount related to the prepayment of our 18% Subordinated Debt with a $4.5 million collection from Pemex.

Other Income (Expense).
      Other income (expense) for 2005 primarily consisted of $(26,000) of net foreign currency loss due to activity in Mexico denominated in Mexican pesos and a decrease of the U.S. dollar compared to the Mexican peso offset by a $41,000 net gain on sale of assets. Included in other income (expense) for 2004 is $85,000 of net foreign currency gain due to activity in Mexico denominated in Mexican pesos and an increase in the U.S. dollar compared to the Mexican peso and $32,000 of net gain on sale of assets.

Income Taxes (Benefit).
      We use the liability method of accounting for income taxes. We recorded a federal income tax provision of $3.0 million on a pre-tax loss of $(68.0) million for 2005. We recorded a federal income tax provision of $2.1 million on a pre-tax loss of $(61.5) million for 2004. The provision for 2005 relates to foreign taxes on income generated from international operations. There was no tax benefit recorded on pre-tax losses due to the valuation allowance for the year ended December 31, 2005 to fully offset our net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income. In June 2005, we experienced an ownership change under Section 382 of the Internal Revenue Code. As a result, we reduced our deferred tax assets pursuant to the Section 382 limitation and the amount of our pre-change of control net operating losses that may be utilized to offset future taxable income is subject to an annual limitation. See Note 6 of our notes to consolidated financial statements. The utilization of any net operating loss carryforwards is dependent on the future profitability of the company. Accordingly, no assurance can be given regarding the ultimate realization of such loss carryforwards.

Net Loss.
      Net loss was $(71.1) million, or $(0.64) per share-diluted, for 2005, compared to a net loss for 2004 of $(63.6) million, or $(2.06) per share-diluted. The weighted average number of shares used in computing the loss per share were 110,433,532 and 30,889,021 for the years ended December 31, 2005 and 2004, respectively. The outstanding shares of common stock increased during 2005 primarily due to the shares issued in exchange for our subordinated debt.
Year Ended December 31, 2004 Compared To The Year Ended December 31, 2003

Contract Revenues.
      Contract revenues were $254.2 million for 2004, compared to $270.3 million for 2003. Revenues for 2004 decreased 6.0% compared with 2003. The decline in revenues is primarily attributable to a decrease in pricing of services for marine construction in the U.S. Gulf of Mexico due to a highly competitive market during 2004, the sustained difficult economic environment and the depressed market in the marine construction industry for the U.S. Gulf of Mexico. Our customer mix in 2004 changed significantly compared to the mix of customers in 2003. The decline in domestic — other revenues reflects our lack of work in the Northeastern U.S. during 2004 compared to 2003. For 2003, revenues generated in the Northeastern U.S. accounted for 40% of consolidated revenues. Our domestic — U.S. Gulf of Mexico revenues and gross profits were further reduced by unusually adverse weather conditions during the second quarter of 2004; however, the named storms and hurricanes in the U.S. Gulf of Mexico during the third quarter of 2004 did not significantly impact vessel utilization and profit margins because we were paid contract rates for weather and were subsequently able to complete our projects under construction. The award and execution of our first project in the Mediterranean for IEC during 2004 accounted for a significant portion of our consolidated revenues for 2004. Also, revenues from our Latin American operations increased significantly for 2004 compared to 2003. Revenues related to the IEC contract accounted for 36% and the Pemex contract accounted for 23% of consolidated revenues for 2004. Construction activities related to our project in Southeast Asia accounted for 5.7% of our consolidated revenues for 2004. The diversion of the Sea Horizon from its scheduled work in Southeast Asia to work on the IEC project due to the loss of the Gulf Horizon as a result of a fire adversely impacted revenues and gross profit. Construction activities related to the two-year pipeline and structural installation program in Nigeria were completed during the second quarter of 2004; however, we completed a contract for the repair of a 26” diameter export pipeline in Nigeria for the same customer during the third quarter of 2004. Revenues from our West Africa operations accounted for 6.8% of our consolidated revenues for 2004.

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

Selling, General and Administrative Expenses.
      Selling, general and administrative expenses were $30.7 million (12.1% of contract revenues) for 2004, compared with $21.7 million (8.0% of contract revenues) for 2003. Selling, general and administrative expenses increased for 2004 compared to 2003 primarily due to additional legal costs of $1.7 million associated with our ongoing contract disputes and related litigation, $2.0 million of costs incurred to recover the Gulf Horizon subsequent to a fire sustained while on tow to Israel and to obtain repair estimates, and $0.5 million of costs incurred as we implement Section 404 of the Sarbanes-Oxley Act. During 2004, we also incurred $0.6 million in legal costs associated with restructuring our existing debt and $1.8 million related to professional advisor and consulting fees associated with the restructuring of our existing debt. We recorded net severance and restructuring costs of $2.1 million primarily related to the severance benefit of our former president under his amended employment agreement and another senior employee termination during 2004. During 2003, we recorded charges of $680,000 related to severance and other costs in connection with the resignation of a key employee and additional costs related to a consulting firm in Mexico assisting us in the administration of our Pemex claims.

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

Impairment of Property, Equipment and Intangibles.
      During 2004, we recorded a net impairment loss of $20.3 million on the Gulf Horizon and related assets as a result of a fire it sustained while on tow to Israel and the subsequent denial of our insurance claim, a $1.1 million impairment charge resulting from the removal from service of the Cajun Horizon and a $1.0 million impairment charge for the remaining book value of goodwill related to one of our inactive Mexican subsidiaries. In 2003, we recognized a $21.3 million impairment loss on the value of the Phoenix Horizon, two diving support vessels, one small construction vessel, a cargo barge and related marine equipment due to lower expected utilization levels. The difficult economic environment and depressed market for the marine construction industry throughout 2003 and 2004 resulted in a decline in the utilization of our vessels, triggering the impairment of the vessels, the cargo barge and related marine equipment.
      The impairment losses on several of our marine construction vessels were recognized under Statement of Financial Accounting Standards (SFAS) No. 144 during 2004 and 2003. The impairment losses were based upon the cost of the vessels in excess of their estimated fair value based upon expected sales prices as determined by broker quotations or orderly liquidation value appraisals from third parties. The sustained difficult economic environment, depressed market for the marine construction industry and increased competition for construction projects throughout 2003 and 2004 has resulted in a decline in the utilization of our vessels, triggering the impairment of the vessels.

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
      Loss on debt extinguishment relates to a prepayment penalty of $569,000 and the write-off of deferred loan fees of $299,000 for the early retirement of debt during the second quarter of 2003. In June 2003, we refinanced the Sea Horizon with another lender and used a portion of the proceeds to repay and extinguish our previous lender’s debt resulting in a loss on debt extinguishment. This refinancing secured in 2003 provided additional liquidity and working capital to fund operations due to our inability to collect our Pemex receivables and claims.

Other Income (Expense).
      Other income (expense) for 2004 primarily consisted of $85,000 of net foreign currency gain due to activity in Mexico denominated in Mexican pesos and an increase in the U.S. dollar compared to the Mexican peso and $32,000 of net gain on sale of assets. Included in other income (expense) for 2003 is a $(115,000) of net foreign currency loss due to activity in Mexico denominated in Mexican pesos and a weakening of the Mexican peso compared to the U.S. dollar.

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
Liquidity and Capital Resources

Recent Events
      Beginning the fourth quarter of 2005, we initiated a plan to refinance a significant portion of our debt maturing in 2006, as well as our Senior Credit Facilities maturing in 2007. On March 9, 2006, we entered into a secured term loan agreement with the CIT Group pursuant to which we borrowed approximately $77.4 million (inclusive of closing costs and fees of approximately $2.7 million), which matures over a 60 month period. The proceeds from this term loan were used to repay existing debt and to pay closing costs and fees.
      The $77.4 million credit facility bears interest LIBOR plus 4.5% and is payable in 60 monthly installments of $0.9 million, plus interest, for the first 24 months beginning March 31, 2006 and $0.6 million, plus interest, for the next 35 months with a balloon payment at maturity on March 9, 2011. We are also required to repay $5.0 million either upon receipt of proceeds from our Pemex claim or Gulf Horizon insurance claim or on March 31, 2008. The loan is collateralized by mortgages on most of our vessels and contains customary events of default, cross-default provisions and covenants that restrict our ability to create additional liens, consolidate or merge with another company, incur additional indebtedness, enter into certain charter agreements, dispose of assets, repay certain indebtedness, enter into affiliate transactions, enter into certain lease agreements, pay dividends or operate the vessels that collateralize this new term loan outside the Gulf of Mexico (including U.S. waters, Mexican waters and international waters therein) without the lender consent. The loan also requires us to maintain financial ratios at quarterly determination dates, including a fixed charge coverage ratio, as defined, of not less than 1.33 to 1 (determined by dividing EBITDA by the sum of current maturities of long-term debt, cash interest and tax expense on a rolling four quarter basis). Upon an event of default under the new CIT Group term loan, the interest rate increases by 2.50%.

Recapitalization
      During 2003 and 2004 and the first part of 2005, our liquidity position caused us to incur a substantial amount of debt and to closely manage our cash. Due to our substantial debt maturing in 2005 and immediate need for working capital financing necessary to support our operations, we proceeded to implement our recapitalization plan with the holders of our Subordinated Notes in two steps. The first step consisted of closing term loans of $30 million and $40 million under the Senior Credit Facilities with the holders and affiliates of holders of our Subordinated Notes. Upon closing these loans, we received net proceeds of $44.2 million, after repayment of the $25.8 million outstanding, including $0.2 million of accrued interest, under a revolving credit facility with the CIT Group. The second step of our recapitalization plan consisted of a debt for equity exchange. We issued 60,000,015 shares of our common stock and one million shares of Series B Preferred Stock to the holders of our Subordinated Notes in exchange for approximately $85 million of the approximately $110 million aggregate principal amount of total outstanding Subordinated Notes at June 10, 2005 and all of the 1,400 outstanding shares of our Series A Preferred Stock. The one million shares of Series B Preferred Stock were exchanged or converted into 554,139,356 shares of our common stock during the fourth quarter of 2005. During 2005, we also completed the Private Placement, resulting in net proceeds of $18.8 million after deducting commissions and other expenses of $1.2 million. In addition, in December 2005, we exchanged approximately $13.2 million principal amount (including accrued and unpaid interest) of 8% Subordinated Notes in transactions which resulted in the issuance of 34,881,801 shares of our common stock. As of December 31, 2005, we had $12.8 million, including paid-in kind interest, of 8% Subordinated Notes outstanding. The issuance of shares of common stock during 2005 has resulted in significant dilution to our existing common stockholders and the book value of their shares of our common stock. As a result, certain of our stockholders have the ability, acting alone or in concert with other significant stockholders, to exercise a significant degree of influence over matters relating to the composition of our board of directors, as well as other corporate matters submitted to a vote of stockholders.

Cash Flows
      Cash used in operations was $(2.3) million for the year ended December 31, 2005, compared to cash provided by operations of $2.1 million for the year ended December 31, 2004 and cash used in operations of $(53.1) million for the fiscal year 2003. Cash used in operations is primarily attributable to the increase in costs in excess of billings for costs and estimated revenues in excess of amounts billed on two of our larger projects. These amounts were billed subsequent to December 31, 2005 in accordance with contract terms and milestones. For 2004, cash provided by operations was primarily attributable to the billing and subsequent collection on the IEC and current Pemex projects and the requirement that we pay interest on the Subordinated Notes in-kind with additional Subordinated Notes. For 2003, funds used in operating activities were primarily attributable to the pretax loss of $(80.1) million and an increase in contract receivables associated with 2003 revenues and delays in collections of these revenues.
      Cash provided by investing activities was $4.5 million for the year ended December 31, 2005 compared to cash used in investing activities of $(4.8) million and $(14.7) million for the years ended December 31, 2004 and 2003, respectively. Cash provided by investing activities for 2005 was attributable to a decrease in capital expenditures and the sale of our remaining assets held for sale. The decrease in cash used in investing activities during 2004 from 2003 is attributable to a reduction in our capital expenditures during 2004 as compared to the substantial completion of major upgrades on the Sea Horizon during 2003.
      Cash provided by financing activities was $2.8 million for the year ended December 31, 2005 compared to cash provided by financing activities of $30.5 million and $71.8 million for the years ended December 31, 2004 and 2003, respectively. Funds provided by financing activities for 2005 included $55.9 million in payments on debt, offset by $44.2 million from borrowings under the Senior Credit Facilities and $17.8 million net proceeds from the issuance of common stock during 2005. Funds provided by financing activities for 2004 included $71.8 million from the issuance of our Subordinated Notes, offset by net $23.3 million used to reduce our indebtedness under our three revolving credit facilities. The increase in funds provided by financing activities for 2003 was primarily attributable to the additional $55.0 million in secured asset based financing obtained during the second quarter. Also, in 2003, we borrowed additional funds under our revolving credit facilities to meet our short term operating needs.

Working Capital
      As of December 31, 2005, we had $74.1 million of working capital compared to $29.0 million of working capital at December 31, 2004. The increase in working capital was primarily attributable to an increase in accounts receivable and the refinancing of debt maturing in 2006. In March 2006, we borrowed $77.4 million, which matures over a 60 month period, to refinance our outstanding related party term debt maturing in March 2007 and other long term debt maturing in 2006. As a result of the refinancing of the debt maturing in 2006, we have classified $17.2 million of our related party term debt and other debt as long-term debt at December 31, 2005. We have classified all of our 8% Subordinated Notes as long-term debt at December 31, 2005 as the 8% Subordinated Note holders have released all of the collateral securing the 8% Subordinated Notes in favor of the Senior Credit Facilities.

Indebtedness
      At December 31, 2005, we had approximately $130.1 million of total outstanding debt, including outstanding borrowings of $63.8 million under our Senior Credit Facilities classified as related party term debt, including paid in-kind interest, $11.8 million on our CIT Group term loan, $41.7 million on six other term-debt facilities and $12.8 million on our 8% Subordinated Notes, including paid in-kind interest. The outstanding debt at December 31, 2005 represented an approximate decrease of $102.7 million from the outstanding face amount of debt at December 31, 2004. This decrease in debt was primarily due to the exchange of approximately $85 million aggregate principal amount of Subordinated Notes for equity and the repayment in February 2005 of our revolving credit facilities with Southwest Bank, offset by the net proceeds received from the Senior Credit Facilities. At December 31, 2005, $26.1 million of our debt was classified as current because it matures within the next twelve months or the asset securing the indebtedness is classified as current. We have reflected debt maturing in 2006 that was refinanced in March 2006 as noncurrent at December 31, 2005. See Note 15 of our notes to consolidated financial statements. Interest rates vary from the one-month commercial paper rate plus 2.45% to 15%, and our average interest rate at December 31, 2005 was 10.2%. With the addition of the financing transactions in February and March 2006 described in Note 15 of our notes to consolidated financial statements, our term-debt borrowings require approximately $2.3 million in total monthly principal payments.
      On March 31, 2005, we closed the two loans under the Senior Credit Facilities of $30 million and $40 million, respectively, to refinance a portion of our debt maturing in 2005 and provide additional financing to meet our working capital needs. We received proceeds of $44.2 million in this financing transaction, net of $25.8 million, including accrued interest of $0.2 million, that was used to repay all amounts under our CIT Group revolving credit facility. The net proceeds were used to make a $2.0 million prepayment on our CIT Group term loan, pay $3.0 million of closing costs and fees, provide working capital to support operations and other general corporate purposes.
      On March 9, 2006, we repaid the outstanding amounts under the Senior Credit Facilities maturing in March 2007 as well as the outstanding amounts under a CIT Group term loan maturing in March 2006 with the financing transaction described under the heading “Recent Events” above in this section and in Note 15 of our notes to consolidated financial statements.
      We completed the Exchange Transaction on June 10, 2005 pursuant to which we exchanged debt for equity with all the holders of our Subordinated Notes. We issued 60,000,015 shares of our common stock and one million shares of Series B Preferred Stock to the holders of our Subordinated Notes in exchange for approximately $85 million of the approximately $110 million aggregate principal amount of outstanding Subordinated Notes at June 10, 2005 and all of the 1,400 outstanding shares of our Series A Preferred Stock. These securities were also issued in consideration of (i) all of the holders of our Subordinated Notes consenting to the $70 million Senior Credit Facilities and release of the collateral securing the Subordinated Notes, (ii) amending the terms of the $25 million aggregate principal amount of Subordinated Notes that remained outstanding after the consummation of the Exchange Transaction and, (iii) if applicable, participating in the $70 million Senior Credit Facilities as a lender.
      The $25 million of 8% Subordinated Notes that remained outstanding after the Exchange Transaction accrue interest annually at 8% payable in-kind and mature on March 31, 2010. During December 2005, we exchanged approximately $13.2 million principal amount (including accrued and unpaid interest) of our 8% Subordinated Notes in transactions that resulted in the issuance of 34,881,801 shares of our common stock. The 8% Subordinated Notes are subordinate and junior to our existing senior secured debt in all respects. We have classified all of our 8% Subordinated Notes as long-term debt at December 31, 2005 because the 8% Subordinated Notes mature on March 31, 2010 and their holders released all of the collateral securing the 8% Subordinated Notes in the Exchange Transaction.
      All of our assets are pledged as collateral to secure our indebtedness. Our loans are collateralized by mortgages on all of our vessels and property and by accounts receivable and claims. Our loans contain customary default and cross-default provisions and covenants that restrict our ability to create additional liens, incur additional indebtedness, enter into affiliate transactions, dispose of assets, make any investments and pay dividends without the lender consent. Our loans also require us to maintain financial ratios at quarterly determination dates. At December 31, 2005, we were in compliance with all the financial covenants required by our credit facilities.
      In the event that we do not meet our financial covenants and we are unsuccessful in obtaining waivers of non-compliance, our lenders would have the right to accelerate our debt with them, and cross-default provisions could result in the acceleration of all of our indebtedness. If this occurs, we will have to consider alternatives to settle our existing liabilities with our limited resources.

Claims and Litigation
      See Item 3. “Legal Proceedings” of Part II. herein.

Off-Balance Sheet Arrangements
      We do not have any significant off-balance sheet arrangements, other than operating leases, that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Capital Expenditures
      We have fixed debt service and lease payment obligations under notes payable and operating leases for which we have material contractual cash obligations. Interest rates on our debt vary from the one-month commercial paper rate plus 2.45% to 15%, and our average interest rate at December 31, 2005 was 10.2%. The following table summarizes our long-term material contractual cash obligations, including interest payments calculated at the effective interest rate at December 31, 2005 on variable rate debt and the interest rates on our fixed rate debt (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total

Principal and interest payments on debt	$30,236	$18,138	$13,985	$13,709	$44,309	$36,331	$156,708
Operating leases	2,729	2,471	2,268	136	136	96	7,836

	$32,965	$20,609	$16,253	$13,845	$44,445	$36,427	$164,544

      Planned capital expenditures for 2006 are estimated to range from approximately $35 million to $40 million and include the purchase of the Texas Horizon in February 2006 for $23 million and vessel improvements required for specific project needs and scheduled dry-docks. We acquired the Texas Horizon using $12 million cash and $11 million of additional financing, see Note 15 of our notes to consolidated financial statements. These expenditures will depend upon available funds, work awarded and future operating activity.

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

Revenue Recognition
      Contract revenues for construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to the total estimated costs at completion for each contract. This percentage is applied to the estimated revenue at completion to calculate revenues earned to date. We consider the percentage-of-completion method to be the best available measure of progress on these contracts. We follow the guidance of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, “Accounting for Performance of Construction — Type and Certain Production — Type Contracts” relating to the use of the percentage-of-completion method, estimating costs and claim recognition for construction contracts. Estimating costs to complete each contract pursuant to SOP 81-1 is a significant variable in determining the amount of revenues earned to date. We continually analyze the costs to complete each contract and recognize the cumulative impact of revisions in total cost estimates in the period in which the changes become known. In determining total costs to complete each contract, we apply judgment in the estimating process. Contract revenue reflects the original contract price adjusted for agreed upon change orders and unapproved claims. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. We recognize unapproved claims only when the collection is deemed probable and if the amount can be reasonably estimated for purposes of calculating total profit or loss on long-term contracts. We record revenue and the unbilled receivable for claims to the extent of costs incurred and to the extent we believe related collection is probable and include no profit on claims recorded. Changes in job performance, job conditions and estimated profitability, including those arising from claims and final contract settlements, may result in revisions to estimated costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The asset “Costs in excess of billings” represents the costs and estimated earnings recognized as revenue in excess of amounts billed as determined on an individual contract basis. The liability “Billings in excess of costs” represents amounts billed in excess of costs and estimated earnings recognized as revenue on an individual contract basis.
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

Other Assets
      Other assets consist principally of capitalized dry-dock costs, prepaid loan fees, and deposits. Deposits consist of security deposits on office leases as of December 31, 2005 and 2004.
      Dry-dock costs are direct costs associated with scheduled major maintenance on our marine vessels and are capitalized and amortized over a five-year cycle. We incurred and capitalized dry-dock costs of $5.5 million in 2005, $11.9 million in 2004 and $4.9 million in 2003.
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

Property and Equipment
      We use the units-of-production method to calculate depreciation on our major barges and vessels to approximate the wear and tear of normal use. The annual depreciation based on utilization of each vessel will not be less than 25% of annual straight-line depreciation, and the cumulative depreciation based on utilization of each vessel will not be less than 50% of cumulative straight-line depreciation. Accelerated depreciation methods are used for tax purposes. The useful lives of our major barges and vessels are 18 years. Upon sale or retirement, the cost of the equipment and accumulated depreciation are removed from the accounts and any gain or loss is recognized. We periodically review the remaining useful lives of our vessels and revise the estimated lives over current and future periods. If we alternatively applied only a straight-line depreciation method, less depreciation expense would be recorded in periods of high vessel utilization and more depreciation expense would be recorded in periods of low vessel utilization. We believe the method we use better matches costs with the physical use of the equipment.
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

Stock-Based Compensation
      Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”, we have elected to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For stock-based compensation grants to non-employees, we recognize as compensation expense the fair market value of such grants as calculated pursuant to SFAS No. 123, amortized ratably over the lesser of the vesting period of the respective option or the individual’s expected service period. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)), which mandates expense recognition for stock options and other types of equity-based compensation based on the fair value of the options at the grant date. We will begin to recognize compensation expense using the modified prospective method under SFAS No. 123(R) for stock options in the first quarter of 2006. We currently expect to recognize approximately $37,000 of compensation expense in 2006 for stock options issued and outstanding at December 31, 2005.

Federal Income Taxes
      We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. The current provision for income tax is based upon the current tax laws and our interpretation of these laws, as well as the probable outcomes of any foreign or domestic tax audits. The value of our net deferred tax asset is dependent upon our estimates of the amount and category of future taxable income and is reduced by the amount of any tax benefits that are not expected to be realized. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus impacting our financial position and results of operations. Certain past changes in ownership have limited our ability to realize portions of the loss carryforwards, and future changes in ownership may further limit the loss carryforward.
      Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carryforwards against its post-change of control income may be limited. The Exchange Transaction caused us to undergo an ownership change under Section 382 of the Internal Revenue Code. As a result of this ownership change, the amount of our pre-change of control net operating losses that may be utilized to offset future taxable income is subject to an annual limitation. The limitation under Section 382 is defined as the product obtained by multiplying (i) the aggregate market value of our stock, as applicable, immediately prior to the ownership change (with certain adjustments) by (ii) the highest of the long-term tax exempt rate in effect for any month in the 3-calendar month period ending with the calendar month in which the change date occurs. If a corporation has a net unrealized built-in gain that exceeds a certain threshold, the Section 382 limitation for each of the first five years following the ownership change will be increased by the amount of any recognized built-in gains for the year. Following the Exchange Transaction, the utilization of our net operating loss carryforwards incurred prior to June 2005 is subject to an annual limitation of approximately $0.5 million. We estimate that the amount of pre-June 2005 net operating losses that we can utilize during the loss carryforward period expiring beginning in 2016 is limited to approximately $10 million under Section 382, supplemented by an additional $19.7 million of net unrealized built-in gains. We have reduced our gross deferred tax asset and valuation allowance to reflect the reduced amount of net operating losses available under this limitation. These limitations on our ability to utilize our net operating loss carryforwards could result in an increase in our federal income tax liability in future taxable periods, which could affect our after-tax cash flow.
Recent Accounting Pronouncements
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FAS No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. We expect that the adoption of SFAS No. 154 in fiscal 2006 will not have a significant impact on our financial position, results of operations or cash flow.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      Our market risk exposures primarily include interest rate, exchange rate and equity price fluctuations on financial instruments as detailed below. Our market risk sensitive instruments are classified as “other than trading.” The following sections address the significant market risks associated with our financial activities for the year ended December 31, 2005. Our exposure to market risk as discussed below includes “forward-looking statements” and represents estimates of possible changes in fair values, future earnings or cash flows that would occur assuming hypothetical future movements in interest rates, foreign currency exchange rates or changes in our common stock price.
      As of December 31, 2005, the carrying value of our debt, including $0.6 million of accrued interest, was approximately $130.7 million. The fair value of this debt approximates the carrying value because the interest rates on a portion of our debt are based on floating rates identified by reference to market rates. The fair value of our Senior Credit Facilities and Subordinated Notes approximates the carrying value because the interest rates charged are at rates at which we can currently borrow. We had $24.2 million and $39.6 million aggregate principal amount of Senior Credit Facilities at fixed 15% and 10% interest rates, respectively. We also have $12.8 million aggregate principal amount of Subordinated Notes at a fixed 8% interest rate. A hypothetical 1% increase in the applicable floating interest rates as of December 31, 2005 would increase annual interest expense by approximately $0.5 million on floating rate debt of $53.4 million.
      We collect some revenues and pay local expenses in foreign currency. We manage foreign currency risk by attempting to contract as much foreign revenue as possible in U.S. dollars. All of our revenues from foreign contracts, except for a portion of our contracts with Pemex in Mexico, are denominated in U.S. dollars. We monitor the exchange rate of our foreign currencies in order to mitigate the risk from foreign currency fluctuations. We receive payment in foreign currency equivalent to the U.S. dollars billed, which is converted to U.S. dollars that day or the following day. We recognized a $(26,000) net foreign currency loss due to activity in foreign areas denominated in local currency and a decrease of the U.S. dollar compared to these local currencies for the year ended December 31, 2005. Additional exposure could occur if we perform more contracts internationally.
      The level of construction services required by a customer depends on the size of its capital expenditure budget for construction for the year. Consequently, customers that account for a significant portion of contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years.

Item 8.	Financial Statements and Supplementary Data
      Our consolidated financial statements appear on pages 55 through 94 in this report and are incorporated herein by reference. See Index to consolidated financial statements on page 54.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of the period covered by this annual report were effective in ensuring that the information required to be included in reports we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported to timely alert them to material information relating to us.
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

Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
      The information required to be furnished under this heading is set forth under the captions “Management’s Report on Internal Control over Financial Reporting” on page 55 and “Report of Independent Registered Public Accounting Firm” on page 57.
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

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The following table sets forth, as of March 3, 2006, information about our directors.

			Director	Term
Name	Age	Position	Since	Expires

John T. Mills	58	Chairman of the Board	2002	2006
Charles O. Buckner	61	Director	2003	2006
Ken R. LeSuer	70	Director	2003	2006
Raymond L. Steele	70	Director	2004	2006
David W. Sharp(1)	52	Director, President and Chief Executive Officer	2005	2006

(1)	Information regarding Mr. Sharp is set forth below under information about our executive officers.
      John T. Mills has served as our Chairman of the Board since September 2004. Mr. Mills served as Chief Financial Officer of Marathon Oil Corporation from January 2002 until his retirement in December 2003. From September 1998 until December 2001, Mr. Mills served as Senior Vice President of Finance and Administration of Marathon Oil Corporation. Prior to joining Marathon Oil Corporation, Mr. Mills served as Vice President of Taxes of USX Corporation. Mr. Mills is a member of the board of directors and audit committee of Consol Energy Inc.
      Charles O. Buckner retired from Ernst & Young LLP in 2002 after 35 years of service in a variety of direct client services and administrative roles, including chairmanship of Ernst & Young’s United States energy practice. Mr. Buckner is a member of the board of directors and chairman of the audit committee of Whittier Energy Corporation.
      Ken R. LeSuer retired in January 1999 as Vice Chairman of Halliburton Company where he was employed for over 40 years. He served as President and Chief Executive Officer of Halliburton Energy Group, Vice President of International Operations, and president of three other operating units. Mr. LeSuer is a member of the board of directors of Particle Drilling Technologies, Inc.
      Raymond L. Steele retired in September 1993 as Executive Vice President of Paceholder Associates, Inc. where he was employed since August 1990. Previously, he was Executive Advisor at the Nickert Group from 1989 to 1990 and Vice President, Trust Officer and Chief Investment Officer of the Provident Bank from 1984 to 1988. He is a member of the board of directors and chairman of the audit committee of Globix Corporation, a member of the board of directors and the audit committee of American BankNote Corporation, a member of the board of directors and chairman of the audit committee of Dynabazaar, Inc., and a member of the board of directors of Motient Corporation.
      Listed below are the names, ages and offices held by our executive officers as of March 3, 2006.

Name	Age	Offices Held

David W. Sharp	52	President, Chief Executive Officer and Director
George G. Reuter	50	Executive Vice President and Chief Operating Officer
William B. Gibbens, III	57	Executive Vice President and General Counsel
Ronald D. Mogel	54	Vice President and Chief Financial Officer
      Our executive officers are elected by our board of directors, subject to their rights under employment agreements.
      David W. Sharp has served as President and our Chief Executive Officer since April 30, 2005. He served as Executive Vice President and Chief Financial Officer from December 1997 to April 2005. From October 1996 to November 1997, Mr. Sharp was Vice President — Finance. Prior to joining Horizon, he held various accounting and finance positions with J. Ray McDermott, S.A. and with OPI International, Inc.
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
      William B. Gibbens, III has served as Executive Vice President and our General Counsel since July 2003. From August 1999 to June 2003, he was a Vice President and our General Counsel. Prior to being employed by us, Mr. Gibbens was a partner in private practice with various law firms where his practice focused on the offshore energy industry.
      Ronald D. Mogel has served as Vice President and our Chief Financial Officer since April 30, 2005. Mr. Mogel served as Horizon Offshore Contractors, Inc.’s, one of our subsidiaries, Vice President, International Accounting and Tax from September 2002 to April 2005, and previously served as its Director of International Accounting and Tax and Director of Operational Accounting since 1999. Prior to joining Horizon, he held various accounting and finance positions with Newpark Shipbuilding — Galveston Island, Inc., John E. Chance & Associates, Inc., OPI International Inc. and Zapata Gulf Marine Corporation.
Audit Committee and Audit Committee Financial Experts
      Our board of directors has established a separately-designated standing audit committee for the purpose of overseeing our accounting and financial reporting processes and the audits of our financial statements. Messrs. Mills, Buckner and Steele are the members of the audit committee and our board has determined that they all qualify as audit committee financial experts. All members of the audit committee have been determined to be independent directors.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely upon our review of the Forms 3, 4 and 5 filed during 2005, and written representations from certain reporting persons that no Forms 5 were required, we reasonably believe, with the exceptions noted below, that all required reports were timely filed. As a result of a clerical error, each of Messrs. Sharp, Reuter and Gibbens, executive officers of our company, failed to timely file a Form 4 to report that he had shares withheld from the vesting of restricted stock to satisfy withholding taxes on September 30,

2005. In addition, each of Messrs. Reuter and Gibbens failed to include the common stock indirectly held by each through our company’s 401(k) plan in his Form 3. A Form 5 for each these officers was filed on February 13, 2006 to report these transactions and include these holdings.
Code of Ethics and Business Conduct
      We have adopted a code of ethics and business conduct that applies to all our directors, officers, employees and representatives. This code is publicly available on our website at www.horizonoffshore.com/invest/irhome.asp. Amendments to the code of ethics and business conduct and any grant of a waiver from a provision of the code requiring disclosure under applicable Securities and Exchange Commission rules will be disclosed on our website. These materials may also be requested in print, without charge, by writing to our Investor Relations department at Horizon Offshore, Inc., 2500 CityWest Boulevard, Suite 2200, Houston, Texas, 77042. The information posted on or available through our website is not incorporated into this Annual Report.

Item 11.	Executive Compensation
Compensation
      The following table sets forth information for the years indicated concerning the compensation we paid to our Chief Executive Officer and to each of our other executive officers who were serving as executive officers at the end of fiscal year ended December 31, 2005 for services rendered during that fiscal year.
Summary Compensation Table

						Awards

		Annual Compensation					Securities
							Underlying
				Other Annual		Restricted	Options/	All Other
				Compensation		Stock Awards	SAR’s	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)(1)		($)(2)	(#)	($)(3)

David W. Sharp	2005	$379,374	$626,800	$59,800	(5)	$2,882,563	—	$9,090
President and Chief	2004	256,000	50,000	—		—	—	10,027
Executive Officer(4)	2003	228,000	—	—		—	35,000	8,780
Richard A. Sebastiao	2005	$—	$—	$276,685	(7)	$—	—	$—
Former Chief	2004	—	—	547,074	(7)	—	—	—
Restructuring Officer(6)	2003	—	—	—		—	—	—
George G. Reuter	2005	$275,000	$434,300	$—		$2,882,563	—	$6,245
Executive Vice President and	2004	236,333	50,000	—		—	—	5,582
Chief Operating Officer(8)	2003	191,500	—	—		—	17,500	5,070
William B. Gibbens, III	2005	$256,000	$424,800	$—		$2,882,563	—	$4,574
Executive Vice President	2004	256,000	50,000	—		—	—	4,172
and General Counsel(9)	2003	240,500	—	—		—	30,000	3,370
Ronald D. Mogel	2005	$225,518	$43,750	$—		$—	—	$7,530
Vice President and	2004	201,250	5,000	—		—	—	6,687
Chief Financial Officer(10)	2003	201,250	—	—		—	—	6,509

(1)	For years in which no amounts are disclosed in this column, perquisites and other personal benefits paid to such executive officer in that year did not exceed the lesser of $50,000 or 10% of such executive officer’s salary and bonus for that year.

(2)	Represents the dollar value of 6,266,442 shares of restricted stock issued to each of Mr. Sharp, Mr. Reuter and Mr. Gibbens on September 15, 2005, multiplied by the closing price of $0.46 as of the grant date. Mr. Sebastiao and Mr. Mogel were not issued restricted stock. As of December 31, 2005, the end of our most recently completed fiscal year, the aggregate number of shares of restricted stock held by each of Mr. Sharp, Mr. Reuter and Mr. Gibbens was 5,852,074 shares. Based on the closing price of our common stock on December 31, 2005 of $0.66, these shares of restricted stock are valued at $3,862,369. The shares issued to these executive officers vest in four equal installments on Septem-

ber 30, 2005 and July 6, 2006, 2007 and 2008. Dividends will be paid on the restricted stock to the extent dividends are paid on any of our common stock.

(3)	Comprised of (i) matching contributions to our 401(k) Plan and (ii) premiums that we paid on term life insurance policies that we maintain for these executive officers for which we are not the named beneficiary, in each case as follows:

		401(k) Plan	Life Insurance
Name	Year	Contributions	Premiums

Mr. Sharp	2005	$4,200	$4,890
	2004	3,900	6,127
	2003	3,600	5,180
Mr. Reuter	2005	$5,250	$995
	2004	4,875	707
	2003	4,500	570
Mr. Gibbens	2005	$2,800	$1,774
	2004	2,600	1,572
	2003	2,400	970
Mr. Mogel	2005	$6,000	$1,530
	2004	5,250	1,437
	2003	5,143	1,366

(4)	Mr. Sharp was elected our President and Chief Executive Officer on April 30, 2005.

(5)	Of this aggregate amount, $50,000 is attributable to a membership fee for a country club.

(6)	Mr. Sebastiao served as our Chief Restructuring Officer and principal executive officer from August 30, 2004 until April 30, 2005 pursuant to a management consulting agreement that we entered into with RAS Management Advisors, Inc., of which Mr. Sebastiao is President.

(7)	This amount represents payments to RAS Management Advisors, Inc., pursuant to the management consulting agreement that we entered into with it for services performed by Mr. Sebastiao as our Chief Restructuring Officer and principal executive officer and other agents of RAS Management Advisors, Inc.

(8)	Mr. Reuter became an executive officer on December 15, 2004.

(9)	Mr. Gibbens became an executive officer on July 1, 2003.

(10)	Mr. Mogel became an executive officer on April 30, 2005.
Aggregate Options
      The following table shows all outstanding stock options held by each of our executive officers as of December 31, 2005. None of these stock options were in-the-money as of December 31, 2005. None of our executive officers exercised any stock options in 2005. No stock options were granted to our executive officers during 2005.
Options at December 31, 2005

Number of Securities
Underlying Unexercised
Options/SARs at
Fiscal Year End (#)
Exercisable/
Name	Unexercisable

David W. Sharp	156,332/11,668
Richard A. Sebastiao	—/—
George G. Reuter	49,166/5,834
William B. Gibbens, III	78,000/10,000
Ronald D. Mogel	28,000/2,000

Director Compensation
      In 2005, each member of our board of directors who was not one of our employees received an annual retainer of $30,000 plus $5,000 for serving on a committee of the board. The chairman of each of our standing board committees received an additional $5,000 per year for his service. We reimburse all directors for reasonable out of pocket expenses incurred in attending board and committee meetings, and each board member receives $1,500 for each board meeting attended. Beginning in 2005, as non-executive Chairman of the Board, Mr. Mills receives an annual retainer of $240,000 in lieu of receiving the annual retainer and other amounts stated immediately above.
      In an effort to strengthen our ability to attract, motivate and retain directors of experience and ability, and to encourage the highest level of director performance, our board approved an amendment to the Horizon Offshore, Inc. 2005 Stock Incentive Plan (the 2005 Incentive Plan) to provide for grants of stock options to our non-employee directors. This amendment was subsequently approved by a majority of our stockholders acting by written consent. As required by Rule 14c-2(b) under the Exchange Act, on January 30, 2006, we filed an Information Statement on Schedule 14C to inform our stockholders of the approval of the amendment to the 2005 Incentive Plan, which we expect to become effective at the end of March or beginning of April 2006. Upon effectiveness of this amendment, we will grant non-qualified stock options to purchase 250,000 shares of our common stock (adjusted for any reverse stock-splits) to each non-employee director, namely John T. Mills, Ken R. LeSuer, Charles O. Buckner and Raymond L. Steele, with a term of ten years, and exercisable one year after the date of grant. The exercise price will be equal to the fair market value of the underlying common stock on the date of grant.
      In addition, on the day following each annual meeting occurring after December 31, 2005, each non-employee director shall be automatically granted non-qualified stock options to purchase up to 250,000 shares of our common stock (adjusted for any reverse stock-splits), the exact number of which shall be set by the board of directors.
Executive Employment Agreements
      On July 6, 2005, we entered into an employment agreement with David W. Sharp, our President and Chief Executive Officer. Mr. Sharp’s employment agreement provides for a term expiring on December 31, 2008, and a minimum annual base salary of $440,000, which is reviewed at least annually. In connection with Mr. Sharp’s execution of the employment agreement, Mr. Sharp received a $220,000 bonus, of which 50% was paid upon execution of the employment agreement and the balance was paid on December 31, 2005. On September 15, 2005, we granted to Mr. Sharp 6,266,442 shares of restricted common stock pursuant to the 2005 Incentive Plan. In addition, Mr. Sharp will be eligible to earn an annual incentive bonus based on pre-established goals determined by our compensation committee and set out in writing. Any bonus shall not exceed 150% of his annual base salary at the end of the fiscal year with respect to which the bonus is paid.
      On July 6, 2005, we entered into an employment agreement with George G. Reuter. Mr. Reuter’s employment agreement provides for a term expiring on December 31, 2008, and a minimum annual base salary of $275,000, which is reviewed at least annually, and was increased to $300,000 effective March 1, 2006. In connection with Mr. Reuter’s execution of the employment agreement, Mr. Reuter received a $220,000 bonus, of which 50% was paid upon execution of the employment agreement and the balance was paid on December 31, 2005. On September 15, 2005, we granted to Mr. Reuter 6,266,442 shares of restricted common stock pursuant to the 2005 Incentive Plan. In addition, Mr. Reuter will be eligible to earn an annual incentive bonus based on pre-established goals determined by our compensation committee and set out in writing. Any bonus shall not exceed 100% of his annual base salary at the end of the fiscal year with respect to which the bonus is paid.
      On July 6, 2005, we entered into an employment agreement with Mr. Gibbens. Mr. Gibbens’ employment agreement provides for a term expiring on December 31, 2008, and a minimum annual base salary of $256,000, which is reviewed at least annually, and was increased to $285,000 effective March 1, 2006. In connection with Mr. Gibbens’ execution of the employment agreement, Mr. Gibbens received a $220,000 bonus, of which 50% was paid upon execution of the employment agreement and the balance was paid on

December 31, 2005. On September 15, 2005, we granted to Mr. Gibbens 6,266,442 shares of restricted common stock pursuant to the 2005 Incentive Plan. In addition, Mr. Gibbens will be eligible to earn an annual incentive bonus based on pre-established goals determined by our compensation committee and set out in writing. Any bonus shall not exceed 100% of his annual base salary at the end of the fiscal year with respect to which the bonus is paid.
      On July 6, 2005, we entered into an employment agreement with Ronald D. Mogel, our Vice President and Chief Financial Officer, that provides for a term expiring on December 31, 2008 and a minimum annual base salary of $230,000, which is reviewed at least annually, and was increased to $245,000 effective May 1, 2006. In addition, Mr. Mogel will be eligible to earn an annual incentive bonus based on pre-established goals determined by our compensation committee and set out in writing. Any bonus shall not exceed 100% of his annual base salary at the end of the fiscal year with respect to which the bonus is paid.
      If we terminate Messrs. Sharp’s, Reuter’s, Gibbens’ or Mogel’s employment under his respective employment agreement within 180 days of certain defined change in control events other than for disability or cause, as defined in the agreement, or if any of them terminates his employment following the defined change of control events as a result of either not having an equivalent or greater capacity, position or duties then he had prior to the change of control or having his place of employment being transferred outside the Houston Metropolitan area, he is entitled to: (i) a lump sum payment equal to two times his annual base salary at the time of termination and the average of all bonuses paid or payable annually to him for the preceding three fiscal years; and (ii) receive for a period of two years from the date of termination life, health, accident and disability insurance. If we terminate any of Messrs. Sharp’s, Reuter’s, Gibbens’ or Mogel’s employment under his respective employment agreement other than for disability or cause, as defined in the agreement, or he terminates his agreement as a result of being assigned to or given any capacity, position or duties of lesser authority than that of an executive officer of our company and such termination does not occur within 180 days of certain defined change in control events, he is entitled to: (i) a lump sum payment equal to the amount of his annual base salary that otherwise would have been paid to him had he remained employed through the term of the agreement; and (ii) receive life, health, accident and disability insurance for such period.
      Each of Messrs. Sharp’s, Reuter’s, Gibbens’ and Mogel’s employment agreements contain agreements that restrict them from using or disclosing confidential information and from competing with us in specified geographic areas during his employment and for one year after the termination of his employment. In addition, in the event payments or benefits to any of Messrs. Sharp, Reuter, Gibbens or Mogel are subject to excise tax imposed by Section 4999 of the Internal Revenue Code, we will pay to him an additional amount so that the net amount retained by him after deduction of any excise tax, together with any interest or penalties, shall be equal to the value of such payments or benefits.
Compensation Committee Interlocks and Insider Participation
      The members of our compensation committee are Messrs. Mills, Buckner and LeSuer. No member of our compensation committee served as an officer or employee of our company or any of our subsidiaries prior to or while serving on our compensation committee. In 2005, none of our executive officers served as a director or member of the compensation committee of another entity, any of whose executive officers served on our board of directors or on our compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan
      See Item 5. for our equity compensation plan information.
Common Stock Ownership of Principal Stockholders
      The following table provides you with information, as of March 3, 2006, regarding beneficial ownership of our common stock of each stockholder that we know to be the beneficial owner of more than 5% of our outstanding common stock, determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise indicated, all information set forth in the following table is based on the information filed by such stockholder with the Securities and Exchange Commission and the shares are held with sole voting and investment power. As of March 3, 2006, we had 759,381,016 shares of common stock outstanding.

		Percent
		of
Name and Address of Beneficial Owner	No. of Shares	Class

Falcon Mezzanine Investments, LLC(1)	80,014,385	10.5%
21 Custom House Street, 10th Floor Boston, MA 02110
Elliott Associates, L.P.(2)	151,522,184	20.0%
712 Fifth Avenue, 36th Floor New York, NY 10019
Elliott International, L.P.(3)	98,630,797	13.0%
712 Fifth Avenue, 36th Floor New York, NY 10019
Highland Crusader Offshore Partners, L.P.(4)	56,083,170	7.4%
Two Galleria Tower 13455 Noel Road, Suite 800 Dallas, TX 75240
Lloyd I. Miller, III(5)	133,821,916	17.6%
4550 Gordon Drive Naples, FL 34102
Bryant R. Riley(6)	65,315,211	8.6%
11100 Santa Monica Blvd. Suite 800 Los Angeles, CA 90025
Trafelet & Company, LLC(7)	42,963,000	5.7%
900 Third Avenue, 5th Floor New York, NY 10022

(1)	In its Schedule 13D/A filed December 21, 2005, Falcon Mezzanine Investments, LLC reported it has shared voting and dispositive power with respect to all reported shares with Falcon Mezzanine Partners, LP, of which Falcon Mezzanine Investments, LLC is the general partner, and Falcon Investment Advisors, LLC, which manages Falcon Mezzanine Partners, L.P. Falcon Mezzanine Investments, LLC is a wholly-owned subsidiary of Falcon Partners Holdings, LLC, which is controlled by Mr. Sandeep D. Alva.

(2)	In its Form 4 filed December 30, 2005, Elliott Associates, L.P. reported direct ownership of 59,310,942 shares and indirect ownership of 92,211,242 shares through its wholly owned subsidiary, Manchester Securities Corp. On March 9, 2006, Manchester Securities Corp. transferred their shares of common stock to Elliott Associates, L.P. Paul E. Singer and an entity controlled by him are the general partners of Elliott Associates, L.P.

(3)	In its Form 4 filed December 14, 2005, Elliott International, L.P. reported direct ownership of 98,630,797 shares. The general partner of Elliott International, L.P. is an entity controlled by Paul E. Singer.

(4)	In its Schedule 13D/A filed January 17, 2006, Highland Crusader Offshore Partners, L.P. reported it has shared and dispositive power with respect to all reported shares with Highland Capital Management, L.P., the general partner of Highland Crusader Offshore Partners, L.P. and Strand Advisors, Inc., which is the general partner of Highland Capital Management, L.P., and is owned by James Dondero, the President and Director of Strand Advisors, Inc.

(5)	Based on information provided from his Schedule 13G/A filed February 13, 2006, Lloyd I. Miller, III reported that he has: (i) sole voting and dispositive power with respect to 78,462,193 of these shares as an individual, a manager of a limited liability company that is the general partner of certain limited partnerships, the trustee to certain generation skipping trusts and the custodian to an account set up under the Florida Uniform Gifts to Minors Act; and (ii) shared voting and dispositive power with respect to 55,359,723 of these shares as an investment advisor to the trustee of certain family trusts and as an authorized person with respect to a certain family custody account.

(6)	In his Schedule 13D/A filed December 21, 2005, Bryant R. Riley reported that he has shared voting and dispositive power with respect to 65,315,211 shares; SACC Partners, LP reported that it has shared voting and dispositive power with respect to 58,523,119 of these shares with Riley Investment Management LLC, which has sole voting and investment power over SACC’s security holdings and of which Bryant Riley is the sole manager; B. Riley & Co., Inc. has shared voting and dispositive power with respect to 5,419,175 of these shares with Bryant Riley who has sole voting and investment power over B. Riley & Co., Inc.’s security holdings; B. Riley & Co. Retirement Trust has shared voting and dispositive power with respect to 797,974 of these shares with Bryant Riley, who has sole voting and investment power over B. Riley & Co. Retirement Trust’s security holdings; Bryant and Carleen Riley have shared voting and dispositive power with respect to 574,943 of these shares which are held in their joint account; and Richard Riley has sole voting and dispositive power with respect to 508,067 of these shares.

(7)	In its Schedule 13G filed January 24, 2006, Trafelet & Company, LLC, reported that it has shared voting and dispositive power with respect to all reported shares with Remy W. Trafelet, the managing member of Trafelet & Company, LLC.

Common Stock Ownership of Management
      The following table provides you with information, as of March 3, 2006, regarding beneficial ownership of our common stock by each of our directors and executive officers and all of our directors and executive officers as a group. All information set forth in the following table is based on the most recent information filed by such officer or director with the Securities and Exchange Commission. Unless otherwise indicated, all shares are held with sole voting and investment power.

		No. of Shares
		Acquirable
		Through
	No. of	Stock	Percent of
Name of Beneficial Owner(1)	Shares(2)	Options	Class

David W. Sharp	5,862,074	168,000	*
George G. Reuter	5,852,074	52,500	*
William B. Gibbens, III	5,855,074	88,000	*
Ronald D. Mogel	—	30,000	*
John T. Mills	55,000	20,000	*
Charles O. Buckner	—	20,000	*
Ken R. LeSuer	10,000	25,000	*
Raymond L. Steele	—	10,000	*
All executive officers and directors as a group (8 persons)	17,634,222	413,500	2.4%

*	Less than 1%.

(1)	The address for the directors and executive officers is 2500 CityWest Boulevard, Suite 2200, Houston, Texas 77042.

(2)	Excludes shares subject to options that will be exercisable within 60 days of March 3, 2006, which shares are set forth separately in the next column.
      Trading in our common stock is in the over the counter market, primarily through listings on the OTC Bulletin Board under the symbol “HOFF.OB,” but our common stock is not currently listed or quoted on any recognized national or regional securities exchange or market.

Item 13.	Certain Relationships and Related Transactions
      In August 1998, we entered into a master services agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates, L.P. and Elliott International, L.P. (the Elliott Companies) to charter certain marine vessels from Odyssea. The Elliott Companies and an affiliate, Manchester Securities Corp., are collectively our largest stockholder. During the 2005 fiscal year, Odyssea billed us $15.3 million and we paid Odyssea $12.9 million for services rendered under the agreement. As of December 31, 2005, we owed Odyssea $5.9 million for services rendered.
      During the fourth quarter of 2005, we sold a diving support vessel that was held for sale to Odyssea for $1.5 million. We recognized an impairment loss of $0.8 million during the third quarter based on the expected sales price of this asset.
      On March 31, 2005, we closed the loans under the Senior Credit Facilities of $30 million and $40 million, respectively, with Manchester Securities Corp., an affiliate of Elliott Associates, L.P. and under common management with Elliott International, L.P., and other holders or affiliates of holders of our Subordinated Notes and beneficial owners of our common stock. In conjunction with these loans, we paid Manchester Securities Corp. and the other lenders under the Senior Credit Facilities, a closing fee equal to 2% of the loans, or $1.4 million. On March 9, 2006, we entered into a loan agreement with the CIT Group and used a portion of the proceeds from this term loan to repay the outstanding amounts under the Senior Credit Facilities.
      We issued an aggregate of 60,000,015 shares of our common stock and an aggregate of one million shares of Series B Preferred Stock in the Exchange Transaction to holders and affiliates of holders of our

Subordinated Notes. During the fourth quarter of 2005, 554,139,356 shares of our common stock were issued to holders of our Subordinated Notes upon the conversion or earlier exchange of our Series B Preferred Stock. During December 2005, we exchanged $13.2 million, including accrued and unpaid interest, of our Subordinated Notes in transactions which resulted in the issuance of 34,881,801 shares of our common stock to these holders. The total shares of common stock held by the Elliott Companies and Manchester Securities Corp. (collectively, the Elliott Entities), Lloyd I. Miller and his affiliates (collectively, Miller), Falcon Mezzanine Partners, LP (Falcon), B. Riley & Co., Inc. and its affiliates (collectively, Riley) and Highland Crusader Offshore Partners (Highland), each of which were at least 5% beneficial owners of our common stock on December 31, 2005, and other holders are as follows:

		% of
		Outstanding
	Total Shares	Common Stock
	of Common	on December 31,
	Stock	2005

Elliott Entities	250,152,981	32.9%
Miller	133,821,916	17.6%
Falcon	80,014,385	10.5%
Riley	65,315,211	8.6%
Highland	56,083,170	7.4%
Other Subordinated Note holders	63,633,509	8.4%

	649,021,172	85.5%

      In connection with the Exchange Transaction, we also entered into a registration rights agreement obligating us to file registration statements under the Securities Act of 1933 with respect to the 60,000,015 shares of our common stock issued in connection with such transaction and the shares of common stock issued upon conversion or earlier exchange of the Series B Preferred Stock. In connection with the Private Placement and the exchange of our 8% Subordinated Notes, the registration rights agreement was amended to require us to register the shares of our common stock issued in connection with such transactions. In the fourth quarter of 2005 and in the first quarter of 2006, we filed separate registration statements to register the shares of our common stock issued in connection with these transactions.
      If these stockholders act together, they are in a position to control the election of our directors and to control or exercise substantial influence over the outcome of any matter requiring a stockholder vote.
      The remaining $12.8 million, including paid-in-kind interest, of outstanding Subordinated Notes as of December 31, 2005 are held by the Elliott Entities, Falcon, and Miller, each of which were at least 5% beneficial owners of our common stock on December 31, 2005, as follows (in millions):

Amount

Elliott Entities	$4.6
Miller	3.4
Falcon	4.8

$12.8

Item 14.	Principal Accounting Fees and Services
      On June 11, 2004, PricewaterhouseCoopers LLP (PwC) resigned as our independent registered public accounting firm. On July 14, 2004, we engaged Grant Thornton LLP (Grant Thornton) to serve as our independent registered public accounting firm for 2004. At our 2005 annual meeting of stockholders, our stockholders ratified the selection of Grant Thornton as our independent registered public accounting firm for 2005. The following table lists the aggregate fees and costs billed by PwC and Grant Thornton to us for the 2004 services and by Grant Thornton to us for the 2005 services identified below:

	Amount Billed

	2004		2005

Audit Fees	$718,181	(1)	$660,400
Audit-Related Fees	74,000	(2)	33,600	(3)
Tax Fees(4)	—		—
All Other Fees(4)	—		—

Total	$792,181		$694,000

(1)	Of this aggregate amount, $50,510 is attributable to fees billed by PwC for services in connection with its review of our interim financial statements for the first quarter of 2004. The balance of such amount is attributable to fees billed by Grant Thornton for audit services in connection with its review of our interim financial statements for the second and third quarters of fiscal year 2004 and the fiscal 2004 year-end audit.

(2)	Of this aggregate amount, $50,000 is attributable to fees billed by PwC for services in connection with its review of our internal controls. The remaining amount of $24,000 is for fees billed by Grant Thornton for services in connection with their audit of our December 31, 2003 401(k) plan in 2004.

(3)	This amount is for fees billed by Grant Thornton for services in connection with their audit of our December 31, 2004 401(k) plan in 2005.

(4)	For the fiscal years 2004 and 2005, PwC and Grant Thornton did not provide us with any tax services or other services.
Audit Committee Pre-Approval Policy
      All of the services performed by the independent registered public accounting firms in 2005 were pre-approved by the audit committee of our board of directors. Any requests for audit, audit-related, tax and other services must be submitted to the audit committee for specific pre-approval. Normally, pre-approval is considered at regularly scheduled meetings.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) The following documents are filed as a part of this report:

(1) Financial Statements

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules — None

Schedules have not been included because they are not applicable, immaterial or the information required has been included in the financial statements or notes thereto.

(3) Exhibits

See Index to Exhibits on page 96. The Company will furnish to any eligible stockholder, upon written request, a copy of any exhibit listed upon payment of a reasonable fee equal to our expenses in furnishing such exhibit.

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
      We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We did not identify any material weaknesses in our internal controls as a result of this evaluation. There are inherent limitations in the effectiveness of any system of internal controls over financial reporting; however, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2005.
      Our management’s assessment of our internal control over financial reporting as of December 31, 2005 was audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.
      Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the financial statement preparation and presentation and may not prevent or detect misstatements.

/s/ David W. Sharp

David W. Sharp
President and Chief Executive Officer

/s/ Ronald D. Mogel

Ronald D. Mogel
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Horizon Offshore, Inc.:
      We have audited the accompanying consolidated balance sheets of Horizon Offshore, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Offshore, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Houston, Texas
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Horizon Offshore, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Horizon Offshore, Inc. and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Horizon Offshore, Inc. and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Horizon Offshore, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Horizon Offshore, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the periods ended December 31, 2005 and 2004 and our report dated March 9, 2006 expressed an unqualified opinion thereon.
/s/ Grant Thornton LLP
Houston, Texas
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders of Horizon Offshore, Inc.:
      In our opinion, the consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2003 present fairly, in all material respects, the results of operations and cash flows of Horizon Offshore, Inc. and its subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      The Company received approximately $45 million in net proceeds from the issuance of Subordinated Notes on March 11, 2004. See Note 15 to the consolidated financial statements as originally presented and included in the Company’s 2003 Form 10-K for a discussion of this subsequent event and the Company’s financing and liquidity position.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 12, 2004

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,960	$37,975
Restricted cash	4,055	—
Accounts receivable —
Contract receivables, net	43,423	81,861
Costs in excess of billings, net	90,229	24,058
Other	1,209	346
Other current assets	6,622	5,079
Assets held for sale	—	8,632

Total current assets	188,498	157,951
PROPERTY AND EQUIPMENT, NET	186,416	198,804
RESTRICTED CASH	7,967	9,247
INVENTORY	167	1,415
OTHER ASSETS	19,673	26,860

	$402,721	$394,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,474	$35,267
Accrued liabilities	6,617	9,181
Accrued job costs	56,085	31,152
Billings in excess of costs	7,386	9,900
Current maturities of long-term debt	26,130	42,243
Current taxes payable	2,687	1,186

Total current liabilities	114,379	128,929
LONG-TERM DEBT, net of current maturities	27,340	81,379
RELATED PARTY TERM DEBT	63,794	—
SUBORDINATED NOTES, net of discount	12,845	88,968
OTHER LIABILITIES	877	1,311
PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION	—	416

Total liabilities	219,235	301,003
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 and $1.00 par value, 5,000,000 shares authorized, none and 1,400 mandatorily redeemable shares issued and outstanding, respectively	—	—
Common stock, $0.00001 and $1.00 par value, 1,500,000,000 and 100,000,000 shares authorized, 759,621,773 and 32,583,882 shares issued, respectively	8	21,877
Deferred compensation	(8,333)	—
Subscriptions receivable	—	(42)
Additional paid-in capital	382,231	191,759
Accumulated deficit	(188,776)	(117,720)
Treasury stock, 250,757 and 396,458 shares, respectively	(1,644)	(2,600)

Total stockholders’ equity	183,486	93,274

	$402,721	$394,277

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,

	2005	2004	2003

CONTRACT REVENUES	$325,044	$254,209	$270,313
COST OF CONTRACT REVENUES	268,280	226,391	263,812

Gross profit	56,764	27,818	6,501
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	30,922	30,687	21,749
RESERVE FOR CLAIMS AND RECEIVABLES	1,711	5,692	33,092
IMPAIRMENT OF PROPERTY, EQUIPMENT AND INTANGIBLES	—	22,361	21,332
IMPAIRMENT LOSS ON ASSETS HELD FOR SALE	2,261	3,268	—

Operating income (loss)	21,870	(34,190)	(69,672)
OTHER:
Interest expense, net of amount capitalized	(67,572)	(25,995)	(9,542)
Interest income	777	286	67
Loss on debt extinguishment	(23,138)	(1,719)	(868)
Other income (expense), net	53	152	(88)

NET LOSS BEFORE INCOME TAXES	(68,010)	(61,466)	(80,103)
INCOME TAX PROVISION (BENEFIT)	3,046	2,103	(7,599)

NET LOSS	$(71,056)	$(63,569)	$(72,504)

EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED:
Net loss per share — basic and diluted	$(0.64)	$(2.06)	$(2.74)

WEIGHTED AVERAGE SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
BASIC AND DILUTED (See Note 11)	110,433,532	30,889,021	26,429,014
The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

						Retained
	Common Stock				Additional	Earnings	Treasury Stock		Total
			Deferred	Subscriptions	Paid-In	(Accumulated			Stockholders’
	Shares	Amount	Compensation	Receivable	Capital	Deficit)	Shares	Amount	Equity

BALANCE, DECEMBER 31, 2002	27,290	$16,583	$—	$—	$182,722	$18,353	912	$(5,983)	$211,675
401(k) contributions in company stock	—	—	—	—	(247)	—	(103)	675	428
Stock compensation expense	—	—	—	—	212	—	—	—	212
Net loss	—	—	—	—	—	(72,504)	—	—	(72,504)

BALANCE, DECEMBER 31, 2003	27,290	16,583	—	—	182,687	(54,151)	809	(5,308)	139,811
401(k) contributions in company stock	—	—	—	—	(2,290)	—	(413)	2,708	418
Issuance of warrants, net of offering costs of $722	—	—	—	—	16,593	—	—	—	16,593
Warrants exercised	5,294	5,294	—	(42)	(5,231)	—	—	—	21
Net loss	—	—	—	—	—	(63,569)	—	—	(63,569)

BALANCE, DECEMBER 31, 2004	32,584	$21,877	$—	$(42)	$191,759	$(117,720)	396	$(2,600)	$93,274
401(k) contributions in company stock	—	—	—	—	(858)	—	(145)	956	98
Issuance of common stock in exchange for subordinated notes, net of offering costs of $1,027	94,882	60,000	—	—	(2,295)	—	—	—	57,705
Cancellation of common stock	(10)	(10)	—	10	—	—	—	—	—
Retirement of common stock	(1,797)	(1)	—	—	(519)	—	—	—	(520)
Reduction in par value of common stock to $0.00001 per share	—	(81,891)	—	—	81,891	—	—	—	—
Subscription receivable payment	—	—	—	32	—	—	—	—	32
Issuance of restricted stock	27,174	27	(12,500)	—	12,473	—	—	—	—
Issuance of common stock for conversion of Series B Preferred Stock	554,139	5	—	—	81,002	—	—	—	81,007
Issuance of common stock in private placement, net of offering costs of $1,229	52,650	1	—	—	18,778	—	—	—	18,779
Amortization of deferred compensation	—	—	4,167	—	—	—	—	—	4,167
Net loss	—	—	—	—	—	(71,056)	—	—	(71,056)

BALANCE, DECEMBER 31, 2005	759,622	$8	$(8,333)	$—	$382,231	$(188,776)	251	$(1,644)	$183,486

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,056)	$(63,569)	$(72,504)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities —
Depreciation and amortization	21,661	19,702	19,718
Reserve for claims and receivables	1,711	5,692	33,092
Impairment of inventory	684	6,379	—
Impairment of property, equipment and intangibles	—	22,361	21,332
Impairment loss on assets held for sale	2,261	3,268	—
Net gain on sale of assets	(41)	(32)	—
Deferred income tax benefit	—	—	(9,072)
Paid in-kind interest on subordinated notes and related party term debt	6,977	11,217	—
Amortization of subordinated debt discount recorded as interest expense	3,321	5,068	—
Amortization of deferred loan fees recorded as interest expense	3,195	3,434	1,240
Amortization of beneficial conversion feature and adjustment of mandatorily redeemable preferred stock charged to interest expense	41,863	(1,605)	—
Expense recognized for issuance of treasury stock for 401(k) plan contributions	98	418	428
Stock compensation expense (including amortization of deferred compensation)	4,167	—	212
Loss on debt extinguishment	23,138	1,719	868
Changes in operating assets and liabilities —
Restricted cash	(2,775)	(9,247)	—
Accounts receivable	35,864	13,624	(52,105)
Costs in excess of billings	(66,171)	10,639	10,705
Billings in excess of costs	(2,514)	4,066	5,232
Inventory	564	456	(434)
Other assets	(8,905)	(17,658)	(6,260)
Accounts payable	(19,793)	5,996	(3,659)
Accrued and other liabilities	(3,021)	5,596	(4,336)
Accrued job costs	24,933	(25,194)	1,480
Current taxes payable	1,501	(235)	998

Net cash provided by (used in) operating activities	(2,338)	2,095	(53,065)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and additions to property and equipment	(2,458)	(5,579)	(17,797)
Proceeds from sale of assets	6,936	803	—
Proceeds from casualty insurance claim	—	—	3,114

Net cash provided by (used in) investing activities	4,478	(4,776)	(14,683)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term debt	—	—	21,362
Principal payments on term debt	(17,279)	(9,615)	(8,967)
Borrowings on revolving credit facilities	—	30,550	142,516
Payments on revolving credit facilities	(27,299)	(53,850)	(97,267)
Borrowings under related party term debt	44,233	—	15,000
Principal payments on related party term debt	(7,845)	—	—
Proceeds from issuance of subordinated notes	—	55,237	—
Proceeds from issuance of subordinated notes allocable to warrants	—	16,593	—
Principal payments on subordinated notes	(3,481)	(4,472)	—
Deferred loan fees	(3,267)	(3,924)	(854)
Proceeds from issuance of common and preferred stock, net	17,751	1	—
Stock option and warrant transactions and other	32	21	—

Net cash provided by financing activities	2,845	30,541	71,790

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,985	27,860	4,042
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	37,975	10,115	6,073

CASH AND CASH EQUIVALENTS AT END OF YEAR	$42,960	$37,975	$10,115

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$11,700	$8,000	$7,948
Cash paid for income taxes	$1,561	$3,123	$675
Cash refund for income taxes	$16	$928	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Repayment of debt with proceeds of additional debt	$25,573	$15,000	$14,069
Capital expenditures for property and equipment included in accrued liabilities	$48	$353	$778
Payment of deferred loan fees and warrant issuance with proceeds of subordinated notes	$—	$8,905	$—
Exchange of debt for equity	$98,228	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation
      Horizon Offshore, Inc. (a Delaware corporation) and its subsidiaries (references to Horizon, company, we or us are intended to refer to Horizon Offshore, Inc. and its subsidiaries) provide marine construction services for the offshore oil and gas and other energy related industries and perform work as awarded domestically in the U.S. Gulf of Mexico, and internationally in Latin America, West Africa and Southeast Asia/ Mediterranean. These services generally consist of laying, burying or repairing marine pipelines for the transportation of oil and gas; providing hook-up and commissioning services; and installing and salvaging production platforms and other marine structures. Substantially all of our projects are performed on a fixed-price basis or a combination of a fixed-price and day-rate basis in the case of extra work to be performed under the contract. From time to time, we also perform projects on a day-rate or cost-reimbursement basis. Our repair work due to the hurricane activity during 2004 and 2005 in the U.S. Gulf of Mexico was performed primarily on a day-rate basis due to the nature and often indeterminate scope of the repairs. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, assuming Horizon continues as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Status of Horizon
      On March 31, 2005, we entered into a financing agreement with holders, and affiliates of holders, of our 16% and 18% Subordinated Secured Notes due March 31, 2007 (collectively, the Subordinated Notes), consisting of a $30 million senior secured term loan A facility and a $40 million senior secured term loan B facility (the Senior Credit Facilities), maturing March 31, 2007. We received net proceeds of $44.2 million from the Senior Credit Facilities on April 1, 2005 after repayment of the $25.8 million outstanding, including $0.2 million of accrued interest, under our revolving credit facility with The CIT Group/ Equipment Financing, Inc. (the CIT Group). We used the net proceeds to pay closing costs, provide working capital to support our operations and for other general corporate purposes.
      On June 10, 2005, we completed a debt for equity exchange transaction (the Exchange Transaction) that we entered into with the holders of all of our Subordinated Notes. We issued 60,000,015 shares of our common stock and one million shares of Series B Mandatorily Convertible Redeemable Preferred Stock (the Series B Preferred Stock), to the holders of our Subordinated Notes in exchange for approximately $85 million of the approximately $110 million aggregate principal amount of outstanding Subordinated Notes at June 10, 2005 and all of the 1,400 outstanding shares of our Series A Redeemable Participating Preferred Stock (the Series A Preferred Stock). In addition to these securities being issued in exchange for approximately $85 million of Subordinated Notes and all of the outstanding shares of Series A Preferred Stock, we issued our common stock and Series B Preferred Stock in consideration of (i) all of the holders of our Subordinated Notes consenting to the $70 million Senior Credit Facilities and release of the collateral securing the Subordinated Notes, (ii) amending the terms of the $25 million aggregate principal amount of Subordinated Notes that remained outstanding after the consummation of the Exchange Transaction (the 8% Subordinated Notes) and, (iii) if applicable, participating in the $70 million Senior Credit Facilities as a lender.
      During the fourth quarter of 2005, all of the shares of Series B Preferred Stock were exchanged for or converted into a total of 554,139,356 shares of our common stock in accordance with the certificate of designation governing the preferences and rights of this security.
      On December 19, 2005, we completed a private placement (the Private Placement) of 52,650,000 shares of our common stock with several accredited investors at $0.38 per share, resulting in net proceeds of $18.8 million after deducting commissions and other expenses. Contemporaneously with the completion of the

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Private Placement, we exchanged $8.0 million in aggregate principal amount (including accrued and unpaid interest) of 8% Subordinated Notes for non-interest bearing convertible notes that were converted into 21,052,632 shares of our common stock at $0.38 per share prior to December 31, 2005. On December 23, 2005, we exchanged an additional $5.2 million aggregate principal amount (including accrued and unpaid interest) of our 8% Subordinated Notes, which resulted in the issuance of 13,829,169 shares of our common stock. As of December 31, 2005, we had $12.8 million, including paid in-kind interest, of 8% Subordinated Notes outstanding.
      In connection with the Exchange Transaction, we entered into a registration rights agreement obligating us to file registration statements under the Securities Act of 1933 with respect to the 60,000,015 shares of our common stock issued in connection with such transaction and the shares of common stock issued upon conversion or earlier exchange of the Series B Preferred Stock. In connection with the Private Placement and the exchange of our 8% Subordinated Notes, the registration rights agreement was amended to require us to register the shares of our common stock issued in connection with such transactions. In the fourth quarter of 2005 and in the first quarter of 2006, we filed separate registration statements to register the shares of our common stock issued in connection with these transactions.
      The issuance of shares of common stock during 2005 has resulted in significant dilution to our existing common stockholders and the book value of their shares of our common stock. Additionally, the issuance of shares of our common stock in the Exchange Transaction resulted in a change of control of our company. If these stockholders act together, they are in a position to control the election of our directors and to control or exercise substantial influence over the outcome of any matter requiring a stockholder vote.
      In March 2006, we refinanced a significant portion of our debt maturing in 2006, as well as our Senior Credit Facilities maturing in 2007. See Note 15.

Business Risks
      Our level of activity depends largely on the condition of the oil and gas industry and, in particular, the level of capital expenditures by oil and gas companies for developmental construction. These expenditures are influenced by prevailing oil and gas prices, expectations about future demand and prices, the ability of the oil and gas industry to access capital, the cost of exploring for, producing and developing oil and gas reserves, the discovery rates of new oil and gas reserves, sale and expiration dates of offshore leases in the United States and abroad, political and economic conditions, governmental regulations, the availability and cost of capital and damage to structures and pipelines caused by hurricanes and severe weather conditions in the U.S. Gulf of Mexico. Historically, oil and gas prices and the level of exploration and development activity have fluctuated substantially, impacting the demand for pipeline and marine construction services.
      During 2003 and the first part of 2004, the competitive nature and low demand for marine construction services on the U.S. continental shelf in the Gulf of Mexico resulted in reduced profit margins in the U.S. Gulf of Mexico. Capital expenditures by oil and gas companies operating on the U.S. continental shelf in the Gulf of Mexico remained at reduced levels during 2003 and the first half of 2004 due to the higher costs and economics of drilling new wells in a mature area. However, oil and gas companies have increased their capital expenditures during the second half of 2004 and 2005 in response to higher energy prices, among other things, increasing the demand for offshore construction services on the U.S. continental shelf in the Gulf of Mexico.
      Factors affecting our profitability include competition, equipment and labor productivity, contract estimating, weather conditions and the other risks inherent in marine construction. The marine construction industry in the U.S. Gulf of Mexico is highly seasonal as a result of weather conditions, with the greatest demand for these services occurring during the second and third quarters of the year. The effect of this historical seasonality on our domestic operations was offset during the fourth quarter of 2005 by the repair and

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
salvage work due to hurricane activity in the U.S. Gulf of Mexico during 2004 and 2005. Full year results are not a direct multiple of any quarter or combination of quarters because of this seasonality.

Segment Information and Significant Customers
      We have domestic and international operations in one industry segment, the marine construction service industry for offshore oil and gas companies and energy companies. We currently operate in four geographic segments. See Note 13 for geographic information. Customers accounting for more than 10% of consolidated revenues for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Customer A	24%	—	—
Customer B	14%	—	—
Customer C	10%	23%	1%
Customer D	9%	36%	—
Customer E	—	—	25%
Customer F	—	—	15%
Customer G	—	—	10%
      The amount of revenue accounted for by a customer depends on the level of construction services required by the customer based on the size of its capital expenditure budget and our ability to bid for and obtain its work. Consequently, customers that account for a significant portion of contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years. The revenues associated with our Latin America geographic segment are generally derived from our work for Petróleos Mexicanos (Pemex), the Mexican national oil company. As such, the loss of this customer would have a material adverse effect on our Latin America geographic segment.

Concentration of Credit Risk
      Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We control our exposure to credit risk associated with these instruments by placing our financial interests with credit-worthy financial institutions and performing services for national oil companies, major and independent oil and gas companies, energy companies and their affiliates. The concentration of customers in the energy industry may impact our overall credit exposure, either positively or negatively, since these customers may be similarly affected by changes in economic or other conditions. As of December 31, 2005 and 2004, three and four customers, respectively, accounted for 75% and 77%, respectively, of total billed and unbilled receivables. No other single customer accounted for more than 10% of accounts receivable as of December 31, 2005 and 2004. See Note 2.

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

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Expense and Capitalized Interest
      Included in interest expense for 2005 are charges related to cost of capital and other financing charges related to our outstanding debt; amortization of deferred loan fees over the term of the respective debt; amortization of debt discount related to our Subordinated Notes over their term; paid in-kind interest on our Subordinated Notes and 8% Subordinated Notes; accretion in the fair value of the Series B Preferred Stock, which was subject to mandatory redemption; recognition of the change in the fair value of the Series A Preferred Stock, prior to the Exchange Transaction; and amortization of the beneficial conversion feature of the Series B Preferred Stock. We recorded interest expense during the fourth quarter of 2005 of $40.0 million related to the amortization of debt discount for the beneficial conversion feature of the Series B Preferred Stock, upon the conversion of the Series B Preferred Stock on December 12, 2005. This transaction had no net effect on total stockholders’ equity, as the amortization of debt discount for the beneficial conversion feature to interest expense was offset by the conversion of the Series B Preferred Stock into common stock and additional paid-in capital. See Note 11.
      Interest is capitalized on the average amount of accumulated expenditures for equipment that is undergoing major modifications and refurbishment prior to being placed into service. Interest is capitalized using an effective rate based on related debt until the equipment is placed into service. There was no interest capitalized for 2005 and 2004. Interest expense for 2003 was net of $0.1 million of capitalized interest. Net interest expense was $67.6 million, $26.0 million and $9.5 million for 2005, 2004 and 2003, respectively.

Cash and Cash Equivalents
      Cash and cash equivalents include interest bearing demand deposits and highly liquid investments with original maturities of three months or less. As of December 31, 2005 and 2004, cash held in foreign bank accounts amounted to approximately $0.5 million and $7.4 million, respectively.

Accounts Receivable
      We have significant investments in billed and unbilled receivables as of December 31, 2005. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Allowances for doubtful accounts and estimated nonrecoverable costs primarily provide for losses that may be sustained on unapproved change orders and claims. In estimating the allowance for doubtful accounts, we evaluate our contract receivables and costs in excess of billings and thoroughly review historical collection experience, the financial condition of our customers, billing disputes and other factors. When we ultimately conclude that a receivable is uncollectible, the balance is charged against the allowance for doubtful accounts.
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
      During the second quarter of 2005, we reserved $1.7 million of the outstanding receivables for Williams Oil Gathering LLC (Williams) and wrote-off this receivable against the allowance for doubtful accounts when this claim was settled in the third quarter of 2005. See Note 2. We also wrote-off receivables of $5.7 million for Iroquois Gas Transmission LP (Iroquois) against the allowance for doubtful accounts related to the settlement of this claim in the first quarter of 2005. See also Note 2. There was no reserve for contract

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
receivables provided during 2003, and no receivables were written-off against the allowance for doubtful accounts for the year ended December 31, 2003. A rollforward of the allowance for doubtful contract receivables is presented in the following table (in millions):

Balance, December 31, 2003	$—
Reserve for contract receivables	5.7
Write-off of receivables	(—)

Balance, December 31, 2004	5.7
Reserve for contract receivables	1.7
Write-off of receivables	(7.4)

Balance, December 31, 2005	$—

      As of December 31, 2005, the allowance for costs in excess of billings was $33.1 million. There were no reserves provided, and no amounts were written-off against the allowance for costs in excess of billings during 2005 and 2004. A rollforward of the allowance for doubtful costs in excess of billings for 2003 is presented in the following table (in millions):

Balance, December 31, 2002	$—
Reserve for costs in excess of billings	33.1
Write-off of receivables	(—)

Balance, December 31, 2003	$33.1

Other Assets
      Other assets consist principally of capitalized dry-dock costs, deferred loan fees and security deposits. See Note 4.
      Dry-dock costs are direct costs associated with scheduled major maintenance on our marine construction vessels. Costs incurred in connection with dry-dockings are capitalized and amortized over the five-year cycle to the next scheduled dry-docking. We incurred and capitalized dry-dock costs of $5.5 million, $11.9 million and $4.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. The dry-dock costs capitalized for the year ended December 31, 2005 relate primarily to the costs incurred from the special hull surveys performed on the Sea Horizon and the Pacific Horizon by the American Bureau of Shipping. The dry-dock costs capitalized for 2004 relate primarily to the vessels utilized to perform the work awarded under the Israel Electric Corporation (IEC) and Pemex contracts. Major maintenance on the Canyon Horizon prior to its mobilization to Israel, as well as regulatory dry-dockings for the American Horizon and the Pecos Horizon required by the U.S. Coast Guard and the American Bureau of Shipping, were completed during 2004. In 2004, we wrote-off $2.2 million of capitalized dry-dock costs related to the Gulf Horizon due to the damage sustained from a fire in May 2004. We wrote-off $2.3 million of capitalized dry-dock costs during the fourth quarter of 2003 related to the impairment of three marine vessels under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
      Loan fees paid in connection with new loan facilities are deferred and amortized over the term of the respective loans. The amortization of the deferred loan fees is recorded as interest expense in the accompanying consolidated statements of operations. In connection with closing the loans under the Senior Credit Facilities on March 31, 2005, we incurred and capitalized $3.0 million in closing fees. As of December 31, 2004, we had incurred and capitalized loan fees of $10.7 million in connection with the issuance of the Subordinated Notes in 2004. During the first quarter of 2005, we wrote-off $759,000 of the unamortized portion of deferred loan fees for the 18% Subordinated Notes related to the $3.5 million prepayment of those

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
notes. Additionally, we wrote-off the remaining unamortized portion of deferred loan fees for the Subordinated Notes of approximately $5.5 million during the second quarter of 2005 following the exchange of approximately $85 million aggregate principal amount of these notes for equity in the Exchange Transaction. In 2004, we wrote-off $800,000 of the unamortized portion of deferred loan fees for the 18% Subordinated Notes related to the prepayment of these notes with the proceeds of $4.5 million collected from Pemex. See Note 8.
      Deposits consist of security deposits on office leases as of December 31, 2005 and 2004.

Inventory
      Inventory consists of production platforms and other marine structures received from time to time as partial consideration from salvage projects performed in the U.S. Gulf of Mexico and are held for resale. Our current inventory of platforms and structures was received in 2002. Net proceeds from the sales of inventory structures were $0.8 million and the gain recognized was $190,000 for the year ended December 31, 2005. There were no significant sales of inventory during the years 2004 and 2003. During the fourth quarter of 2005, we recorded a $0.7 million impairment charge to our remaining inventory of production platforms and other structures to reduce the value of this inventory to fair market (scrap) value. During the fourth quarter of 2004, we recorded a $6.4 million impairment charge to our inventory of production platforms and other structures since the carrying value of these assets exceeded their fair market value. For the years ended December 31, 2005, 2004 and 2003, there was no significant revenue recognized representing the non-cash values assigned to the structures received as partial consideration for performing salvage projects. The revenue for the inventory received is valued at amounts not in excess of the fair value of services provided. We assess the net realizable value of our inventory items at each balance sheet date. Inventory is classified as long-term due to the uncertain timing of its sale.

Restricted Cash
      Total restricted cash of $12.0 million represents $9.1 million cash used to secure a letter of credit under the IEC contract and $2.5 million cash used for bid bonds under two bids for work in Southeast Asia, plus interest received. Twenty-five percent, adjusted for increases in total contract value, of the amount required to secure the IEC letter of credit will be released after the satisfactory completion of the IEC project, which completion is estimated to be in the first quarter of 2006. Upon our satisfactory completion of warranty work, if any, or expiration of the 18-month warranty period without discovery of any defective work, the restriction on the remaining funds will be released 60 days after the end of the warranty period, or if there is a defect, twenty-four months after the completion of the warranty work. The amount expected to be released within twelve months has been classified as a current asset. Restricted cash is not considered as cash or cash equivalents for purposes of the accompanying consolidated balance sheets and statements of cash flows.

Property and Equipment
      We use the units-of-production method to calculate depreciation on our major barges, vessels and related equipment to approximate the wear and tear of normal use. The useful lives of our major barges and vessels are 18 years. Major additions and improvements to barges, vessels and related equipment are capitalized and depreciated over the useful life of the vessel. Maintenance and repairs are expensed as incurred. When equipment is sold or otherwise disposed of, the cost of the equipment and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Depreciation on our other fixed assets is provided using the straight-line method based on the following estimated useful lives:

Buildings	15 years
Machinery and equipment	8-15 years
Office furniture and equipment	3-5 years
Leasehold improvements	3-10 years
      Depreciation expense is included in the following expense accounts (in thousands):

	December 31,

	2005	2004	2003

Cost of contract revenues	$12,838	$12,444	$12,839
Selling, general and administrative expenses	1,246	1,464	1,380

	$14,084	$13,908	$14,219

      Depreciation expense calculated under the units-of-production method may be different than depreciation expense calculated under the straight-line method in any period. In the event we do not utilize each vessel to the extent estimated, the annual depreciation based on utilization of each vessel will not be less than 25% of annual straight-line depreciation, and the cumulative depreciation based on utilization of each vessel will not be less than 50% of cumulative straight-line depreciation. We periodically review the remaining useful lives of our vessels and revise the estimated lives over current and future periods. If we alternatively applied only a straight-line depreciation method, less depreciation expense would be recorded in periods of high vessel utilization and more depreciation expense would be recorded in periods of low vessel utilization.
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

Stock-Based Compensation
      Our stockholders approved the Horizon Offshore, Inc. 2005 Stock Incentive Plan (the 2005 Incentive Plan) at our 2005 annual meeting held on September 13, 2005. A total of 70 million shares of our common stock are authorized to be issued through various types of incentives under the 2005 Incentive Plan. On September 15, 2005, we issued 27.2 million shares of restricted stock under the 2005 Incentive Plan to key members of our management team. On September 30, 2005, 6.8 million shares of restricted stock vested, and the remainder of the shares vest in equal annual installments on July 6, 2006, 2007 and 2008. We recorded $12.5 million of deferred compensation for these restricted stock awards based on a closing price of $0.46 on September 15, 2005. During 2005, we recorded compensation expense of $4.2 million relating to the vesting of the restricted stock. The amortization of deferred compensation is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations. See Note 11. No options have been

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
granted under the 2005 Incentive plan, and going forward, no additional grants will be made under our other existing stock-based compensation plans
      Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”, we have elected to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. All options granted to employees under our stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant, and no related stock-based employee compensation cost is reflected in the net loss for the years ended December 31, 2005 and 2004. During 2003, we recorded stock compensation expense totaling $212,000 for options granted, which immediately vested, to former directors to purchase 15,320 shares of common stock and for the remeasurement of options in connection with the resignation of a key employee. For stock-based compensation grants to non-employees, we recognize as compensation expense the fair market value of such grants as calculated pursuant to SFAS No. 123, amortized ratably over the lesser of the vesting period of the respective option or the individual’s expected service period. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)), which mandates expense recognition for stock options and other types of equity-based compensation based on the fair value of the options at the grant date. We will begin to recognize compensation expense using the modified prospective method under SFAS No. 123(R) for stock options in the first quarter of 2006. We currently expect to recognize approximately $37,000 of compensation expense in 2006 for stock options issued and outstanding at December 31, 2005. The following table illustrates the effect on net loss and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data).

	Year Ended December 31,

	2005	2004	2003

Net loss, as reported	$(71,056)	$(63,569)	$(72,504)
Add: Total stock-based compensation cost, net of related tax effects, included in net loss	—	—	212
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(286)	(987)	(2,648)

Pro forma net loss	$(71,342)	$(64,556)	$(74,940)

Earnings (loss) per share:
Basic and Diluted — as reported	$(0.64)	$(2.06)	$(2.74)

Basic and Diluted — pro forma	$(0.65)	$(2.09)	$(2.84)

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      To determine pro forma information for the years ended December 31, 2004 and 2003 (there were no option grants during 2005) as if we had accounted for the employee stock options under the fair-value method as defined by SFAS No. 123, we used the Black-Scholes method, assuming no dividends, as well as the weighted average assumptions included in the following table:

	2004	2003

Expected option life (in years)	7	7
Expected volatility	78.8%	76.1%
Risk-free interest rate	4.03%	3.51%

Federal Income Taxes
      We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of income tax expense for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. The current provision for income tax is based upon the current tax laws and our interpretation of these laws, as well as the probable outcomes of any foreign or domestic tax audits. The value of our net deferred tax asset is dependent upon our estimates of the amount and category of future taxable income and is reduced by the amount of any tax benefits that are not expected to be realized. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus impacting our financial position and results of operations. Certain past changes in ownership have limited our ability to realize portions of the loss carryforwards, and future changes in ownership may further limit the loss carryforwards.
      For the year ended December 31, 2005, we recorded a net reduction of $45.1 million to our valuation allowance related to the reduction of our deferred tax assets pursuant to the Section 382 limitation of the Internal Revenue Code disclosed below. For the years ended December 31, 2004 and 2003, we recorded a valuation allowance of $22.3 million and $23.1 million, respectively, for the net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income. Our valuation allowance as of December 31, 2005 is approximately $0.3 million.
      Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carryforwards against its post-change of control income may be limited. The Exchange Transaction caused us to undergo an ownership change under Section 382 of the Internal Revenue Code. As a result of this ownership change, the amount of our pre-change of control net operating losses that may be utilized to offset future taxable income is subject to an annual limitation. The limitation under Section 382 is defined as the product obtained by multiplying (i) the aggregate market value of our stock, as applicable, immediately prior to the ownership change (with certain adjustments) by (ii) the highest of the long-term tax exempt rate in effect for any month in the 3-calendar month period ending with the calendar month in which the change date occurs. If a corporation has a net unrealized built-in gain that exceeds a certain threshold, the Section 382 limitation for each of the first five years following the ownership change will be increased by the amount of any recognized built-in gains for the year. Following the Exchange Transaction, the utilization of our net operating loss carryforwards incurred prior to June 2005 is subject to an annual limitation of approximately $0.5 million. We estimate that the amount of pre-June 2005 net operating losses that we can utilize during the loss carryforward period expiring beginning in 2016 is limited to approximately $10 million under Section 382, supplemented by an additional $19.7 million of net unrealized built-in gains. We have reduced our gross deferred tax asset and valuation

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
allowance to reflect the reduced amount of net operating losses available under this limitation. These limitations on our ability to utilize our net operating loss carryforwards could result in an increase in our federal income tax liability in future taxable periods, which could affect our after-tax cash flow.

Fair Value of Financial Instruments
      The carrying values of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of those instruments.
      As of December 31, 2005, the carrying value of our debt, including $0.6 million accrued interest, was approximately $130.7 million. The fair value of our debt approximates the carrying value because the interest rates are based on floating rates identified by reference to market rates or because the interest rates charged are at rates at which we can currently borrow. Fair value was determined as noted above. A hypothetical 1% increase in the applicable interest rates as of December 31, 2005 would have increased annual interest expense by approximately $0.5 million.

Earnings Per Share
      Earnings per share data for all periods presented are computed pursuant to SFAS No. 128, “Earnings Per Share” that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

Other Comprehensive Loss
      We have no items representing other comprehensive losses under SFAS No. 130, “Reporting Comprehensive Income.”

Foreign Currency
      Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than our functional currency, the U.S. dollar. Gains and losses on those foreign currency transactions are included in other income (expense) for the period of exchange. Foreign currency transaction (losses) gains were $(26,000) in 2005, $85,000 in 2004 and $(115,000) in 2003.

Reclassifications
      Prior period amounts within the caption accounts receivable in the consolidated balance sheet as of December 31, 2004 have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income (loss) or total stockholders’ equity.

Recent Accounting Pronouncements
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FAS No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. We expect that the adoption of SFAS No. 154 in fiscal 2006 will not have a significant impact on our financial position, results of operations or cash flow.

2.	CONTRACT RECEIVABLES AND COSTS IN EXCESS OF BILLINGS:
      Contract revenues are generally billed upon the completion of small contracts and are progress billed on larger contracts in accordance with contract terms and milestones. Costs in excess of billings solely represent costs incurred and estimated earnings not yet billed on jobs in progress.
      Billed contract receivables, net, consist of the following (in thousands):

	December 31,

	2005	2004

Completed contracts	$2,419	$31,148
Contracts in progress(1)	30,458	45,185
Retention	10,546	11,220
Less: Allowance for doubtful accounts	—	(5,692)

	$43,423	$81,861

(1)	Includes receivables under certain contracts in progress related to work pursuant to contracts performed on a day rate basis for which we have no further performance obligations through the date of the billing.
      Contracts in progress are as follows (in thousands):

	December 31,

	2005	2004

Costs incurred to date	$397,352	$428,630
Estimated earnings to date	81,828	71,401

	479,180	500,031
Less: Billings to date	(363,245)	(452,781)
Less: Allowance for doubtful costs in excess of billings	(33,092)	(33,092)

	$82,843	$14,158

Included in accompanying balance sheets under the following captions:
Costs in excess of billings, net	$90,229	$24,058
Billings in excess of costs	(7,386)	(9,900)

	$82,843	$14,158

      As of March 9, 2006, we have collected $32.6 million of the total $32.9 million outstanding contract receivables (excluding retention) at December 31, 2005. We have also billed approximately $48.0 million of the total $90.2 million outstanding costs in excess of billings at December 31, 2005. The significant amounts of unbilled receivables for contracts in progress at December 31, 2005, included in costs in excess of billings, primarily relate to our claims on the EPC 64 contract that we performed for Pemex in 2001 and 2002, two major projects that we are currently working on, and unbilled amounts for our work on the repair portion of the

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
IEC project. The unbilled amounts for our projects are billed as we complete the contracts or as we meet contract milestones in accordance with contract terms.
      On July 7, 2005, we settled all claims related to the suit filed against Williams for breach of contract and wrongful withholding of amounts due to us for services provided on a pipeline project in 2003. Williams paid $4.8 million for all claims related to the suit and for the settlement of Williams’ portion of the insurance deductibles for Builder’s Risk insurance claims under the contract. We previously reported that our best estimate of the amount recoverable in connection with the lawsuit and the carrying amount reflected in our financial statements was $5.5 million for the breach of contract claim and $1.0 million for the Builder’s Risk insurance claims. We wrote-off the $1.7 million uncollectible claim during the third quarter of 2005.
      On March 14, 2005, we reached a settlement with Iroquois for all claims related to breach of contract and wrongful withholding of amounts due to us for services performed under our contract with Iroquois. We settled for $21.5 million in March 2005 and wrote-off $5.7 million of the uncollectible claim. In conjunction with this settlement, we also reached agreement with several of our large subcontractors on this project to reduce the amounts owed to them by $1.5 million. After providing for payments of $16.7 million to subcontractors, we netted $4.8 million.

3.	PROPERTY AND EQUIPMENT:
      Property and equipment consists of the following (in thousands):

	December 31,

	2005	2004

Barges, vessels and related equipment	$223,232	$222,036
Land and buildings	19,694	19,642
Machinery and equipment	245	245
Office furniture and equipment	6,509	6,232
Leasehold improvements	4,192	4,213

	253,872	252,368
Less-Accumulated depreciation	(67,456)	(53,564)

Property and equipment, net	$186,416	$198,804

      During the year ended December 31, 2005, we incurred $2.2 million of capital expenditures primarily related to the upgrades to the Sea Horizon to begin work on the West Africa Gas Pipeline Company project and additions to construction equipment.
      In 2004, we recorded impairment losses of $22.4 million on the Gulf Horizon, which caught fire while on tow from the U.S. Gulf of Mexico to Israel, and the Cajun Horizon which we removed from service. In 2003, we recorded a $21.3 million impairment charges on the value of the Phoenix Horizon, two diving support vessels, one small construction vessel, a cargo barge and related marine equipment due to lower expected utilization levels. These charges are reflected under impairment of property, equipment and intangibles in the accompanying statements of operations for the years ended December 31, 2004 and 2003. The difficult economic environment and depressed market for the marine construction industry throughout 2003 and in 2004 resulted in a decline in the utilization of our vessels, triggering the impairment of these vessels, the cargo barge and related marine equipment.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets Held For Sale
      During the year ended December 31, 2005, we sold our remaining assets held for sale, which included a pipelay barge, two diving support vessels and a derrick barge, for $6.4 million, and we recorded a $2.3 million impairment loss to reduce the carrying value of these assets to their fair value. One of these assets was sold to a related party. See Note 12. During 2004, we completed the sale of the cargo barge for net proceeds of approximately $0.7 million. We recorded impairment losses of a $3.3 million in 2004 to reduce the net carrying value of these assets to their fair value, less the estimated costs of sale. Proceeds from the sale of these vessels were used to repay outstanding indebtedness collateralized by these assets.

4.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:
      Other long-term assets consist of the following (in thousands):

	December 31,

	2005	2004

Capitalized dry-dock costs	$15,770	$17,007
Prepaid loan fees	2,408	8,548
Deposits	276	294
Other	1,219	1,011

	$19,673	$26,860

      Accrued liabilities consist of the following (in thousands):

	December 31,

	2005	2004

Payroll and other compensation	$3,327	$3,758
Other	3,290	5,423

	$6,617	$9,181

5.	NOTES PAYABLE:
      Notes payable consist of the following (dollars in thousands):

	December 31,

	2005	2004

Senior secured term loan A payable to Manchester Securities Corp. due in current monthly installments of $25, plus interest, maturing on March 31, 2007, collateralized by equity interests in our subsidiaries, cash securing the letter of credit under the IEC contract, accounts receivable, first or second mortgages on all vessels, second liens on marine facilities and Pemex claims and receivables. Interest payable 10% in cash and 5% payable in-kind monthly. Refinanced March 9, 2006, see Note 15	$24,178	$—
Senior secured term loan B payable to Manchester Securities Corp. due March 31, 2007, collateralized by a secondary claim in the collateral of term loan A. Interest payable 8% in cash and 2% payable in-kind monthly. Refinanced March 9, 2006, see Note 15	39,615	—

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2005	2004

Term loan payable to GE Capital Corporation of Tennessee (formerly with Boeing Capital Corporation) due in 84 monthly principal installments of $238, plus interest, maturing June 30, 2010, collateralized by a mortgage on the Sea Horizon. Interest at Libor plus 4.80% (8.82% and 6.81% at December 31, 2005 and 2004, respectively)	27,857	30,714
Term loan payable to CIT Group due in 84 monthly principal installments of $500, plus interest, maturing March 31, 2006, collateralized by mortgages on certain vessels. Interest at Libor plus 6.0% and 2.65%, respectively (10.12% and 4.75% at December 31, 2005 and 2004, respectively). Refinanced March 9, 2006, see Note 15	11,824	24,603
Term loan payable to GE Capital Corporation due in 120 monthly installments of $115, including interest, maturing January 1, 2012, collateralized by a mortgage on the Pecos Horizon. Interest at the one-month commercial paper rate plus 2.45% (6.29% and 4.46% at December 31, 2005 and 2004, respectively)	7,260	8,213
Term loan payable GE Capital Corporation (formerly with SouthTrust Bank) due in 60 monthly installments of $72, including interest, maturing August 31, 2006, collateralized by the Port Arthur marine base. Interest at SouthTrust Bank’s prime rate plus 1/2% (7.75% and 5.75% at December 31, 2005 and 2004, respectively)	5,405	5,890
Term loan payable to Amegy Bank, N.A. (formerly Southwest Bank of Texas N.A.) (Amegy) due in 60 monthly principal installments of $15, plus interest, maturing November 1, 2006, collateralized by the Sabine Pass marine base. Interest at Amegy’s prime rate (7.25% and 5.25% at December 31, 2005 and 2004, respectively)	1,103	1,283
Other term debt	22	47
8% Subordinated Unsecured Notes due on March 31, 2010, interest payable in-kind quarterly	12,845	—
16% Subordinated Secured Notes net of discount, interest payable in-kind quarterly	—	64,411
18% Subordinated Secured Notes net of discount, interest payable in-kind quarterly	—	24,556
Revolving credit facility to Southwest Bank of Texas N.A. (interest was 7.00% at December 31, 2004)	—	21,000
Revolving credit facility to Southwest Bank of Texas N.A. (interest was 7.25% at December 31, 2004)	—	6,300
Revolving credit facility to CIT Group (interest was 5.54% at December 31, 2004)	—	25,573

Total debt, net of discount	$130,109	$212,590

Current maturities of long-term debt	$26,130	$42,243

Long-term debt, net of current maturities	$27,340	$81,379

Related party term debt	$63,794	$—

Subordinated notes, net of discount	$12,845	$88,968

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loan Facilities
      At December 31, 2005, we had approximately $130.1 million of total outstanding debt, including outstanding borrowings of $63.8 million under our Senior Credit Facilities classified as related party term debt, including paid in-kind interest, $11.8 million on our CIT Group term loan, $41.7 million on six other term-debt facilities and $12.8 million on our Subordinated Notes, including paid in-kind interest. The outstanding debt at December 31, 2005 represents an approximate decrease of $102.7 million from the outstanding face amount of debt at December 31, 2004. This decrease in debt is primarily due to the exchange of approximately $85 million aggregate principal amount of Subordinated Notes for equity and the repayment in February 2005 of our revolving credit facilities with Southwest Bank of Texas, N.A., offset by the net proceeds received from the Senior Credit Facilities. At December 31, 2005, $26.1 million of our debt is classified as current because it matures within the next twelve months or the asset securing the indebtedness is classified as current. We have reflected debt maturing in 2006 that was refinanced in March 2006 as noncurrent at December 31, 2005. See Note 15. Interest rates vary from the one-month commercial paper rate plus 2.45% to 15%, and our average interest rate at December 31, 2005 was 10.2%. Our term-debt borrowings require approximately $2.3 million in total monthly principal payments after giving consideration to the financing transactions in February and March 2006 described in Note 15.
      On March 31, 2005, we closed two loans under the Senior Credit Facilities of $30 million and $40 million, respectively, to refinance a portion of our debt maturing in 2005 and provide additional financing to meet our working capital needs. We received proceeds of $44.2 million in this financing transaction, net of $25.8 million, including accrued interest of $0.2 million, used to repay all outstanding amounts under our CIT Group revolving credit facility. The net proceeds were used to make a $2.0 million prepayment on our CIT Group term loan, pay $3.0 million of closing costs and fees, provide working capital to support operations and other general corporate purposes.
      On March 9, 2006, we repaid the outstanding amounts under the Senior Credit Facilities maturing in March 2007 as well as the outstanding amounts under our CIT Group term loan maturing in March 2006 with the financing transaction described in Note 15.
      We completed the Exchange Transaction on June 10, 2005 pursuant to which we exchanged debt for equity with all the holders of our Subordinated Notes. We issued 60,000,015 shares of our common stock and one million shares of Series B Preferred Stock to the holders of our Subordinated Notes in exchange for approximately $85 million of the approximately $110 million aggregate principal amount of outstanding Subordinated Notes at June 10, 2005 and all of the 1,400 outstanding shares of our Series A Preferred Stock. These securities were also issued in consideration of (i) all of the holders of our Subordinated Notes consenting to the $70 million Senior Credit Facilities and release of the collateral securing the Subordinated Notes, (ii) amending the terms of the $25 million aggregate principal amount of Subordinated Notes that remained outstanding after the consummation of the Exchange Transaction and, (iii) if applicable, participating in the $70 million Senior Credit Facilities as a lender.
      The $25 million of 8% Subordinated Notes that remained outstanding after the Exchange Transaction accrue interest annually at 8% payable in-kind and mature on March 31, 2010. During December 2005, we exchanged $13.2 million, including accrued and unpaid interest, of our 8% Subordinated Notes in transactions that resulted in the issuance of 34,881,801 shares of our common stock. The 8% Subordinated Notes are subordinate and junior to our existing senior secured debt in all respects. We have classified all of our 8% Subordinated Notes as long-term debt at December 31, 2005 because the 8% Subordinated Notes mature on March 31, 2010 and their holders released all of the collateral securing the 8% Subordinated Notes in the Exchange Transaction.
      All of our assets are pledged as collateral to secure our indebtedness. Our loans are collateralized by mortgages on all of our vessels and property and by accounts receivable and claims. Our loans contain

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
customary default and cross-default provisions and covenants that restrict our ability to create additional liens, incur additional indebtedness, enter into affiliate transactions, dispose of assets, make any investments and pay dividends without lender consent. Our loans also require us to maintain financial ratios at quarterly determination dates. At December 31, 2005, we were in compliance with all the financial covenants required by our loan and credit facilities.
      In the event that we do not meet our financial covenants and we are unsuccessful in obtaining waivers of non-compliance, our lenders would have the right to accelerate our debt with them, and cross-default provisions could result in the acceleration of all of our indebtedness. If this occurs, we would have to consider alternatives to settle our existing liabilities with our limited resources.
      Maturities of long-term debt and the Subordinated Notes for each of the years ending December 31 are as follows (in thousands):

2006	$26,130
2007	10,689
2008	11,129
2009	11,199
2010	38,285
Thereafter	32,677

$130,109

6.	INCOME TAXES:
      Total tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 consists of (in thousands):

	Year Ended December 31,

	2005	2004	2003

Current
State	$24	$10	$165
U.S. Federal	—	(784)	—
Foreign	3,022	2,877	1,308

Total current	3,046	2,103	1,473

Deferred
U.S. Federal	—	—	(9,072)

Total deferred	—	—	(9,072)

	$3,046	$2,103	$(7,599)

      The source of income (loss) before income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,

	2005	2004	2003

United States	$(66,000)	$(60,465)	$(83,770)
Foreign	(2,010)	(1,001)	3,667

	$(68,010)	$(61,466)	$(80,103)

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 differs from the amount computed by applying the U.S. statutory federal income tax rate of 34 percent to consolidated income before income taxes as follows (dollars in thousands):

	Year Ended December 31,

	2005		2004		2003

Expense (benefit) computed at federal statutory rate	$(23,123)	(34.0)%	$(20,898)	(34.0)%	$(27,235)	(34.0)%
Increase (decrease) in provision from:
State income tax net of federal benefit	16	0.0	1	0.0	109	0.1
Foreign taxes	3,706	5.4	3,217	5.2	(275)	(0.3)
Foreign income inclusion/(exclusion)	211	0.3	(2,071)	(3.4)	(40)	(0.0)
Nondeductible expenses	212	0.3	417	0.7	114	0.1
Research and development credit	—	—	(486)	(0.8)	(3,421)	(4.3)
Alternative minimum tax credit refund	—	—	(784)	(1.2)	—	—
Book/tax difference on debt for equity exchange	1,675	2.5	—	—	—	—
Other	297	0.4	378	0.6	—	—
Write-off of deferred tax assets	65,201	95.9	—	—	—	—
Change in deferred tax asset valuation allowance	(45,149)	(66.3)	22,329	36.3	23,149	28.9

	$3,046	4.5%	$2,103	3.4%	$(7,599)	(9.5)%

      The difference in the effective tax rate and the statutory tax rate for 2005 is primarily due to the write-off of certain deferred tax assets pursuant to the Section 382 limitation of the Internal Revenue Code based on our change of control from the Exchange Transaction. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of the temporary differences that give rise to the significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,

	2005	2004

Assets —
Net operating loss carryforwards	$23,549	$59,781
Gain on asset sales	—	967
Accrued expense not currently deductible	980	1,494
Contributions carryover	69	64
Research and development credit	—	3,907
Allowance for doubtful accounts	11,251	13,187
Alternative minimum tax carryforwards	133	133
Foreign tax credit	1,495	—
Other	1,097	460

Total gross deferred tax assets	38,574	79,993
Liabilities —
Book/tax depreciation difference	38,245	34,515

Net deferred tax assets	329	45,478
Valuation allowance	(329)	(45,478)

	$—	$—

      For the year ended December 31, 2005, we recorded a net reduction of $45.1 million to our valuation allowance related to the reduction of our deferred tax assets pursuant to the Section 382 limitation of the Internal Revenue Code discussed below. For the years ended December 31, 2004 and 2003, we recorded a valuation allowance of $22.3 million and $23.1 million, respectively, for the net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income. Our valuation allowance as of December 31, 2005 is approximately $0.3 million.
      Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carryforwards against its post-change of control income may be limited. The Exchange Transaction caused us to undergo an ownership change under Section 382 of the Internal Revenue Code. As a result of this ownership change, the amount of our pre-change of control net operating losses that may be utilized to offset future taxable income is subject to an annual limitation. The limitation under Section 382 is defined as the product obtained by multiplying (i) the aggregate market value of our stock, as applicable, immediately prior to the ownership change (with certain adjustments) by (ii) the highest of the long-term tax exempt rate in effect for any month in the 3-calendar month period ending with the calendar month in which the change date occurs. If a corporation has a net unrealized built-in gain that exceeds a certain threshold, the Section 382 limitation for each of the first five years following the ownership change will be increased by the amount of any recognized built-in gains for the year. Following the Exchange Transaction, the utilization of our net operating loss carryforwards incurred prior to June 2005 is subject to an annual limitation of approximately $0.5 million. We estimate that the amount of pre-June 2005 net operating losses that we can utilize during the loss carryforward period expiring beginning in 2016 is limited to approximately $10 million under Section 382, supplemented by an additional $19.7 million of net unrealized built-in gains. We have reduced our gross deferred tax asset and valuation allowance to reflect the reduced amount of net operating losses available under this limitation. These

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
limitations on our ability to utilize our net operating loss carryforwards could result in an increase in our federal income tax liability in future taxable periods, which could affect our after-tax cash flow.

7.	COMMITMENTS AND CONTINGENCIES:

Contractual Disputes and Litigation
      In July 2003, we formally submitted total claims to Pemex of approximately $78 million that included unapproved claims for extra work related to interferences, interruptions and other delays, as well as claims for additional scope of work performed. During 2003, we reserved $33.1 million related to our previously recorded outstanding unapproved claims against Pemex. Since that time, our negotiations with Pemex have resulted in us settling the non-weather claims for $9.1 million. We submitted the Pemex EPC 64 claims related to interruptions due to adverse weather conditions to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce in April 2005. The arbitration process is at an early stage, and we intend to vigorously pursue our claims. A trial date has been scheduled for March 27, 2006. As of December 31, 2005, the carrying value of this claim included in costs in excess of billings totaled $18.5 million, net of a $33.1 million allowance for doubtful costs in excess of billings.
      On May 18, 2004, our pipelay barge, the Gulf Horizon, caught fire while on tow from the U.S. Gulf of Mexico to Israel to perform the IEC project. In August 2004, the underwriters on the policy for marine hull insurance purchased to cover physical damage to the Gulf Horizon during the tow filed an action for declaratory judgment in the English High Court seeking a declaration that the policy is void from its inception due to a misrepresentation of the risk. The underwriters also added a claim that the barge was unseaworthy at the inception of coverage. We counter-claimed for the total policy limits of $28 million, plus legal and labor expenses. We are currently in the process of preparing and exchanging evidence of experts and witnesses. A trial date has been set for June 26, 2006. Management intends to vigorously pursue its claims against the marine hull insurance underwriters.
      We are involved in various routine legal proceedings primarily involving claims for personal injury under the Jones Act and general maritime laws, which we believe are incidental to the conduct of our business. We believe that none of these proceedings, if adversely determined, would have a material adverse effect on our business or financial condition.

Leases
      We lease office space at various locations under operating leases that expire through 2008, and we have other operating leases expiring thereafter. Our operating leases for our corporate office are subject to increases for variable operating expenses. Rental expense was $4.1 million for 2005 (including $0.5 million related to lease exit costs, see below), $3.4 million for 2004 and $3.1 million for 2003. Future minimum non-cancelable lease commitments under these agreements for the years ending December 31 are as follows (in thousands):

2006	$2,729
2007	2,471
2008	2,268
2009	136
2010	136
Thereafter	96

$7,836

      During 2005, we committed to an exit plan to vacate approximately 21,000 square feet of space at our corporate headquarters. We finalized a sublease for 21,000 square feet in November 2005 expiring in 2008.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We recorded a $0.5 million charge for lease exit costs that is reflected under selling, general and administrative expenses in the accompanying statements of operations for the year ended December 31, 2005. This charge represents an accrual for our continued liability under our lease, net of sublease income. We will receive approximately $317,000 of annual sublease income for 2006, 2007 and 2008.

Insurance
      We participate in a retrospectively rated insurance agreement. In our opinion, we have adequately accrued for all material liabilities arising from these agreements based upon the total incremental amount that would be paid based upon the with-and-without calculation assuming experience to date and assuming termination.

Employment Agreements
      We have entered into employment agreements with four executive officers that expire in 2008. We currently do not have any key-man life insurance with respect to our executive officers.

8.	LOSS ON EXTINGUISHMENT OF DEBT:
      We recognized losses on debt extinguishment, included in the accompanying consolidated statements of operations, for the years ended December 31, 2005, 2004 and 2003 related to the write-off of unamortized deferred loan fees and debt discount and prepayment penalties as follows (dollars in thousands):

	Year Ended December 31,

	2005	2004	2003

Exchange Transaction
Deferred loan fees	$5,475	$—	$—
Debt discount	16,400	—	—

	21,875	—	—

Prepayments on 18% Subordinated Notes
Deferred loan fees	759	800	—
Debt discount	504	754	—

	1,263	1,554	—

Early payment of related party debt
Deferred loan fees	—	165	—

Early payment of debt due to the refinancing of the Sea Horizon
Prepayment penalty	—	—	569
Deferred loan fees	—	—	299

	—	—	868

	$23,138	$1,719	$868

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	SEVERANCE CHARGES:
      We incurred severance charges for the year ended December 31, 2005 of $443,000 related to the severance benefits under our employment agreement with a former executive officer and director. During 2003 and 2004, we incurred severance charges related to the severance benefits under employment agreements with former senior employees, including a former president and chief executive officer. A rollforward of the severance liability included in accrued liabilities for the year ended December 31, 2005 is presented in the table that follows (in thousands).

Balance, December 31, 2002	$—
Severance expense	382
Payments	(151)

Balance, December 31, 2003	231
Severance expense	2,266
Payments	(168)
Adjustments	(131)

Balance, December 31, 2004	2,198
Severance expense	443
Payments	(2,534)
Adjustments	—

Balance, December 31, 2005	$107

10.	EMPLOYEE BENEFIT PLAN:
      We have a 401(k) Plan for all eligible employees and we make matching contributions to the plan, at the discretion of management. We contributed $98,000, $418,000 and $428,000 of common stock to the plan for matching contributions during 2005, 2004 and 2003, respectively. In addition, we made $300,000 in cash matching contributions to the plan in 2005, and we intend to continue to make future contributions with cash.
      Participants become vested in the matching contribution based on years of service with us in accordance with the following schedule:

Years of Vested Service	Vested Percentage

Less than 2	0%
2	20
3	40
4	60
5	80
6	100
      The Plan provides for a participant to be fully vested upon death, permanent disability or the employee’s normal retirement date.

11.	STOCKHOLDERS’ EQUITY:

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

Par Value
      At our 2005 annual meeting held on September 13, 2005, our stockholders approved an amendment to our certificate of incorporation to reduce the par value of each share of our common and preferred stock from $1.00 per share to $0.001 per share. We filed this amendment with the Secretary of State of Delaware on September 15, 2005. On October 26, 2005, in accordance with the stockholder approval requirements under Delaware law and our amended and restated certificate of incorporation, and after prior approval by our board of directors, stockholders holding an aggregate of 58.2% of the outstanding shares of our common stock approved, by written consent in lieu of a meeting, an amendment to our certificate of incorporation to reduce the par value of our common stock and preferred stock from $0.001 per share to $0.00001 per share. In connection with the execution of this written consent, we filed an information statement on Schedule 14C with the SEC in the manner required by Rule 14c-2(b) under the Securities Exchange Act of 1934, informing our stockholders of this approval. The information statement was mailed on our about November 14, 2005 to stockholders of record as of the close of business on October 26, 2005. The certificate of amendment to our amended and restated certificate of incorporation was filed with the Secretary of State of the State of Delaware on December 12, 2005. During 2005, we adjusted our stockholders’ equity accounts by reducing our stated capital and increasing our additional paid-in capital by approximately $81.9 million to reflect the reduction in par value.

Earnings Per Share
      The following table presents information necessary to calculate earnings per share for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share amounts):

	2005	2004	2003

Net loss	$(71,056)	$(63,569)	$(72,504)
Average common shares outstanding	110,434	30,889	26,429

Basic earnings (loss) per share	$(0.64)	$(2.06)	$(2.74)

Average common and dilutive potential common shares outstanding:
Average common shares outstanding	110,434	30,889	26,429
Assumed exercise of stock options	—	—	—

	110,434	30,889	26,429

Diluted earnings (loss) per share	$(0.64)	$(2.06)	$(2.74)

      Earnings per share data for all periods presented have been computed pursuant to SFAS No. 128, “Earnings Per Share” that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2005, we had outstanding options covering an aggregate of 2,125,600 shares of common stock, of which 1,957,565 shares were exercisable. Restricted stock grants are legally considered issued and outstanding, but are included in both basic and diluted EPS only to the extent they are vested. Nonvested shares are included in the computation of diluted EPS using the treasury stock method. Excluded from the computation of diluted EPS for the year ended

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005 are 20,380,182 shares of unvested restricted stock, as they would be anti-dilutive. Excluded from the computation of diluted EPS for the year ended December 31, 2005 are options to purchase 2,125,600 shares of common stock at a weighted average price of $7.34 per share, as they would be anti-dilutive. Excluded from the computation of diluted EPS for the year ended December 31, 2004 and 2003 are options to purchase 3,261,230 and 3,422,684 shares of common stock at a weighted average price of $7.04 and $7.34 per share, respectively, as they would be anti-dilutive.

Restricted Stock
      On September 15, 2005, we issued 27,173,571 shares of restricted stock under our 2005 Incentive Plan to key members of our management team. The shares vest in four equal installments on September 30, 2005 and July 6, 2006, 2007 and 2008. We recorded deferred compensation of $12.5 million as a reduction to stockholders’ equity for this restricted stock grant based on a closing price of $0.46 on the date of grant. On September 30, 2005, 6,793,389 shares of restricted stock vested, and we amortized $4.2 million of deferred compensation expense, which is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations. In accordance with the restricted stock agreements, we withheld and retired 1,796,851 of the vested shares to satisfy the employees’ related tax withholding obligations that we remitted to the taxing authorities. The amount of withholding on September 30, 2005 was determined on the basis of a discounted value of $0.29 per share and applicable federal withholding tax rates.

Warrants
      In connection with the issuance of the 16% Subordinated Notes in March 2004, we issued to the holders of such notes warrants to purchase an aggregate of 5,283,300 shares of our common stock for an exercise price of $1.00 per share, expiring March 11, 2009. Holders paid the initial exercise price of $0.99 per share upon issuance of the warrants, and the remaining $0.01 of the per share exercise price was paid upon purchase of the shares. All of these warrants were exercised as of December 31, 2004. The 16% Subordinated Notes were initially recorded net of a discount totaling approximately $17.3 million, which represents the amount allocable to the warrants based on fair value.

Exchange of Debt for Equity
      On June 10, 2005, we completed the Exchange Transaction that we entered into with the holders of all of our Subordinated Notes. We issued 60,000,015 shares of our common stock and one million shares of Series B Preferred Stock to the holders of our Subordinated Notes in exchange for approximately $85 million of the outstanding Subordinated Notes and all of the 1,400 outstanding shares of our Series A Preferred Stock. During the fourth quarter of 2005, all of the shares of Series B Preferred Stock were exchanged for or converted into a total of 554,139,356 shares of our common stock in accordance with the certificate of designation governing the preferences and rights of this security.
      In December 2005, we exchanged $8.0 million in aggregate principal amount (including accrued and unpaid interest) of 8% Subordinated Notes for non-interest bearing convertible notes that were converted into 21,052,632 shares of our common stock at $0.38 per share prior to December 31, 2005. On December 23, 2005, we exchanged an additional $5.2 million aggregate principal amount (including accrued and unpaid interest) of our 8% Subordinated Notes, for 13,829,169 shares of our common stock.
      We filed registration statements during the fourth quarter of 2005 and the first quarter of 2006 covering the resale of the shares of common stock issued in the above transactions. See Note 1.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Mandatorily Redeemable Preferred Stock
      In connection with the issuance of an additional $9.625 million of 18% Subordinated Notes on November 4, 2004, we issued to the purchasers of such notes 1,400 shares of Series A Preferred Stock, for $1.00 per share. Pursuant to SFAS No. 150, we were required to classify the outstanding shares of Series A Preferred Stock as a liability at December 31, 2004 due to their mandatory redemption feature. Because the amount to be paid upon redemption varied and was based on conditions that were not determinable, the Series A Preferred Stock was subsequently measured at the amount of cash that would be paid under the specified conditions as if redemption occurred at each reporting date. The fair value of the Series A Preferred Stock was $0.4 million and was reflected as a long-term liability in our consolidated balance sheet as of December 31, 2004. During 2004, we recognized a $1.6 million decrease in fair value of this liability, which reduced interest expense, and through June 2005 we recognized a $0.9 million increase in the fair value of this liability, which increased interest expense. The 1,400 shares of Series A Preferred Stock were canceled after they were exchanged in the Exchange Transaction on June 10, 2005.
      The Series B Preferred Stock issued in the Exchange Transaction described in Note 1 had a mandatory redemption feature prior to its conversion into 554,139,356 shares of common stock during the fourth quarter of 2005. In accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (EITF No. 00-27), we determined that the Series B Preferred Stock issued on June 10, 2005 contained a beneficial conversion feature. Based on the effective conversion price (the conversion price of the Series B Preferred Stock into common, and the fair value of the common stock at the date of issue) of the Series B Preferred Stock of $40.00 per share and the market value of our common stock of $0.30 per share at June 10, 2005, the intrinsic value was calculated to be $95.6 million; however, in accordance with EITF No. 00-27, the amount of the debt discount allocated to the beneficial conversion feature is limited to the amount of proceeds allocated to the instrument. The beneficial conversion feature resulted in a debt discount of the Series B Preferred Stock of $40.0 million at June 10, 2005. Accordingly, we recognized $40.0 million as additional paid-in-capital to account for the deemed debt discount on the Series B Preferred Stock as of the issuance date on June 10, 2005. During the fourth quarter of 2005, we amortized the $40.0 million of debt discount to interest expense. This mandatory conversion was contingent upon us filing amendments to our amended and restated certificate of incorporation to increase our authorized shares of common stock to 1.5 billion shares and to further reduce the par value of our common stock to $0.00001 per share in December 2005.

Private Placement of Common Stock
      On December 19, 2005, we issued 52,650,000 shares of our common stock to several accredited investors at $0.38 per share resulting in net proceeds of $18.8 million after deducting commissions and other expenses of $1.2 million. The net proceeds will be used for working capital and general corporate purposes. We filed a registration statement in February 2006 covering the resale of the shares of common stock issued in the Private Placement. See Note 1.

Stockholders’ Rights Plan
      On September 13, 2005, we entered into Amendment No. 2 to the Rights Agreement, dated January 11, 2002, with Mellon Investor Services, LLC, as rights agent, to amend the definition of “Final Expiration Date” so that the rights governed by the Rights Agreement expired on September 30, 2005.

Stock Options
      At our 2005 annual meeting, our stockholders approved the 2005 Incentive Plan. A total of 70 million shares of our common stock are authorized to be issued under the 2005 Incentive Plan, which will remain in effect until all awards granted under the 2005 Incentive Plan have been satisfied, through the grant of various

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
types of incentives. In September 2005, 27,173,571 shares of restricted stock were granted to key members of our management team under the 2005 Incentive Plan. The 2005 Incentive Plan provides for the granting of stock options to directors, executive officers, other employees and certain non-employee consultants. There have been no options granted under the 2005 Incentive Plan. The terms of the option awards (including vesting schedules) are established by the compensation committee of the board of directors, but generally vest ratably over three years and unexercised options expire ten years from the date of issue. At December 31, 2005, we had 42,826,429 shares of common stock remaining to be issued in aggregate under the 2005 Incentive Plan. No additional grants will be made under our other existing stock-based compensation plans, which have the same characteristics as the 2005 Incentive Plan.
      The following table summarizes activity under our stock option plans for the years ended December 31, 2005, 2004 and 2003:

		Weighted
	Shares	Average Price

Outstanding at December 31, 2002	2,718,220	$8.59
Granted	885,668	$3.58
Forfeited	(181,204)	$7.77

Outstanding at December 31, 2003	3,422,684	$7.34
Granted	115,000	$1.51
Forfeited	(276,454)	$8.42

Outstanding at December 31, 2004	3,261,230	$7.04
Forfeited	(1,135,630)	$6.47

Outstanding at December 31, 2005	2,125,600	$7.34

      The following table summarizes information on stock options outstanding and exercisable as of December 31, 2005, pursuant to the plans:

	Options Outstanding
				Options Exercisable
		Weighted Average
	Shares	Remaining	Weighted Average	Shares	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$15.80 to $23.28	108,900	5.14	$18.57	108,900	$18.57
$8.30 to $15.79	435,011	2.79	$12.64	435,011	$12.64
$4.30 to $8.29	1,024,840	5.15	$6.19	1,015,838	$6.20
$2.47 to $4.29	486,849	7.26	$3.45	327,816	$3.44
$0.80 to $2.46	70,000	8.58	$0.80	70,000	$0.80

$0.80 to $23.28	2,125,600	5.26	$7.34	1,957,565	$7.67

      In December 2004, the FASB issued SFAS No. 123(R), which mandates expense recognition for stock options and other types of equity-based compensation based on the fair value of the options at the grant date. We will begin to recognize compensation expense using the modified prospective method under SFAS No. 123(R) for stock options in the first quarter of 2006. We currently expect to recognize approximately $37,000 of compensation expense in 2006 for stock options issued and outstanding at December 31, 2005.

Treasury Stock
      Treasury stock is stated at the average cost basis. As of December 31, 2005, treasury stock consisted of 250,757 shares at a cost of $1.6 million, following the issuance of 145,701 shares for the Company’s 401(k)

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
matching contributions in the quarter ended March 31, 2005. Subsequent to March 31, 2005, there were no shares issued for the Company’s 401(k) matching contributions. We are prohibited from issuing treasury stock for the matching contributions, without consents, and are currently making cash matching contributions.

12.	RELATED PARTY TRANSACTIONS:
      In August 1998, we entered into a master services agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates, L.P. and Elliott International L.P. (collectively, the Elliott Companies), to charter certain marine vessels from Odyssea. The Elliott Companies and an affiliate, Manchester Securities Corp., are collectively our largest stockholder. As of December 31, 2005, we owed Odyssea $5.9 million for charter services compared to $3.5 million at December 31, 2004. Odyssea billed Horizon and Horizon paid Odyssea for services rendered under the agreement as follows (in millions).

	2005	2004	2003

Amount billed to Horizon	$15.3	$10.3	$17.1
Amount paid to Odyssea	$12.9	$7.9	$20.2
      During the fourth quarter of 2005, we sold a diving support vessel that was held for sale to Odyssea for $1.5 million. We recognized an impairment loss of $0.8 million during the third quarter on this asset held for sale. See Note 3.
      On March 31, 2005, we closed the loans under the Senior Credit Facilities of $30 million and $40 million, respectively, with Manchester Securities Corp., an affiliate of Elliott Associates, L.P. and under common management with Elliott International, L.P., and other holders or affiliates of holders of our Subordinated Notes and beneficial owners of our common stock. On March 9, 2006, we entered into a loan agreement with the CIT Group and used a portion of the proceeds from this term loan to repay the outstanding amounts under the Senior Credit Facilities.
      We issued an aggregate of 60,000,015 shares of our common stock and an aggregate of one million shares of Series B Preferred Stock in the Exchange Transaction in June 2005. During the fourth quarter of 2005, 554,139,356 shares of our common stock were issued to holders of our Subordinated Notes upon the conversion or earlier exchange of our Series B Preferred Stock. During December 2005, we exchanged approximately $13.2 million, including accrued and unpaid interest, of our Subordinated Notes in transactions that resulted in the issuance of 34,881,801 shares of our common stock to these holders. The total shares of common stock held by Elliott Companies and Manchester Securities Corp. (collectively, the Elliott Entities), Lloyd I. Miller and his affiliates (collectively, Miller), Falcon Mezzanine Partners, LP (Falcon), B. Riley & Co., Inc. and its affiliates (collectively, Riley) and Highland Crusader Offshore Partners (Highland), each of

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which were at least 5% beneficial owners of our common stock on December 31, 2005, and other holders are as follows:

		% of
		Outstanding
	Total	Common Stock
	Shares of	on December 31,
	Common Stock	2005

Elliott Entities	250,152,981	32.9%
Miller	133,821,916	17.6%
Falcon	80,014,385	10.5%
Riley	65,315,211	8.6%
Highland	56,083,170	7.4%
Other Subordinated Note holders	63,633,509	8.4%

	649,021,172	85.5%

      We filed separate registration statements during the fourth quarter of 2005 and the first quarter of 2006 covering the resale of the shares of common stock issued in the above transactions. See Note 1.
      If these stockholders act together, they are in a position to control the election of our directors and to control or exercise substantial influence over the outcome of any matter requiring a stockholder vote.
      The remaining $12.8 million of outstanding 8% Subordinated Notes, including paid in-kind interest, as of December 31, 2005 are held by the Elliott Entities, Falcon, and Miller, each of which were at least 5% beneficial owners of our common stock on December 31, 2005, as follows (in millions):

Amount

Elliott Entities	$4.6
Miller	3.4
Falcon	4.8

$12.8

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	GEOGRAPHIC INFORMATION:
      Horizon operates in a single industry segment, the marine construction services industry. Geographic information relating to Horizon’s operations follows (in millions):

	Year Ended December 31,

	2005	2004	2003

Revenues:
Domestic	$180.2	$73.0	$201.7
Latin America	33.3	58.2	3.9
West Africa	76.8	17.4	16.2
Southeast Asia/ Mediterranean	34.7	105.6	48.1
Other	—	—	0.4

Total	$325.0	$254.2	$270.3

Gross Profit(1):
Domestic	$49.0	$(6.6)	$0.8
Latin America	0.4	11.5	(0.7)
West Africa	7.9	0.9	(1.4)
Southeast Asia/ Mediterranean	(0.5)	22.0	8.1
Other	—	—	(0.3)

Total	$56.8	$27.8	$6.5

	As of December 31,

	2005	2004

Long-lived assets(2):
Domestic	$109.6	$119.9
Latin America	0.1	0.1
West Africa	58.2	18.8
Southeast Asia/Mediterranean	18.5	60.0

Total	$186.4	$198.8

(1)	Gross profit for each geographic segment includes costs incurred related to idle and stacked equipment.

(2)	Property and equipment includes vessels, property and related marine equipment. Amounts reflect the location of the assets at December 31, 2005 and 2004. Equipment location changes as necessary to meet working requirements. Other identifiable assets include inventory and other long-term assets, and are primarily located in the domestic region.

14.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):
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
      The following table sets forth selected quarterly information for 2005 and 2004 (in thousands, except per share data). We believe that all necessary adjustments have been included in the amounts stated below to present fairly the results of such periods.

	Quarter Ended

	March 31	June 30	September 30	December 31

2005
Contract revenues	$37,346	$70,504	$92,805	$124,389
Gross profit(1)	2,596	9,124	20,980	24,064
Operating income (loss)(1)(2)	(2,972)	419	8,838	15,585
Net income (loss)(1)(2)(3)(4)	(15,473)	(27,738)	3,080	(30,925)

EARNINGS (LOSS) PER SHARE:
Net income (loss) per share — basic	$(0.48)	$(0.61)	$0.03	$(0.11)
Net income (loss) per share — diluted	$(0.48)	$(0.61)	$0.00	$(0.11)
Shares used in computing net income (loss) per share:
Basic	32,219	45,510	92,323	269,276
Diluted	32,219	45,510	649,785	269,276
2004
Contract revenues	$42,483	$44,932	$94,600	$72,194
Gross profit (loss)(5)	(124)	(1,031)	15,940	13,033
Operating loss(5)(6)(7)	(5,965)	(9,032)	(13,285)	(5,908)
Net loss(5)(6)(7)(8)	(10,698)	(16,195)	(23,127)	(13,549)

LOSS PER SHARE:
Net loss per share — basic and diluted	$(0.39)	$(0.51)	$(0.72)	$(0.42)
Shares used in computing net loss per share:
Basic and Diluted	27,656	31,831	31,945	32,099

(1)	Includes a pretax $0.7 million impairment loss on our inventory of production platforms included in cost of contract revenues during the fourth quarter of 2005.

(2)	Includes a pretax $1.7 million reserve for the settlement of the Williams claim during the second quarter of 2005 and a $2.3 million impairment loss on assets held for sale during the third quarter of 2005.

(3)	Includes a pretax loss on debt extinguishment of $23.1 million, primarily related to the Exchange Transaction during the second quarter of 2005, and the amortization of the $40.0 million debt discount for the beneficial conversion feature of our Series B Preferred Stock in December 2005.

(4)	Includes a $0.3 million valuation allowance to fully offset the net deferred tax asset at December 31, 2005.

(5)	Includes a pretax $6.4 million impairment loss on our inventory of production platforms included in cost of contract revenues during the fourth quarter of 2004.

(6)	Includes a pretax $20.3 million impairment loss on property, equipment and intangibles for the Gulf Horizon due to a fire recorded during the third quarter of 2004.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Includes a pretax $5.7 million reserve for settlement of the Iroquois litigation and claims, $2.1 million impairment loss on property, equipment and intangibles and $3.3 million loss on assets held for sale during the fourth quarter of 2004.

(8)	Includes a $22.3 million valuation allowance to fully offset the net deferred tax asset recorded during 2004.

15.	SUBSEQUENT EVENTS:
      On February 17, 2006, we completed the acquisition of the Texas Horizon, a diving support and deepwater reel pipelay vessel, for a purchase price of $23 million with $12 million cash and the balance of $11 million financed by General Electric Capital Corporation (GE Capital). The loan is payable in eleven quarterly installments of $0.9 million beginning May 1, 2006, plus interest at an annual rate of LIBOR plus 3.50%, maturing on February 1, 2009. The loan is collateralized by a mortgage on the vessel and contains customary events of default and covenants that restrict our ability to incur additional indebtedness or create additional liens, make any investments, dispose of assets, pay any dividends and enter into affiliate transactions without lender consent. The loan also requires us to maintain financial ratios at quarterly determination dates. Upon an event of default under the GE Capital term loan, the interest rate increases by 2.00%.
      On March 9, 2006, we entered into a loan agreement with the CIT Group pursuant to which we borrowed approximately $77.4 million in asset based financing (inclusive of closing costs and fees of approximately $2.7 million), which matures over a 60 month period. The proceeds from this term loan were used to repay outstanding debt maturing in March 2006 and our related party term debt under the Senior Credit Facilities maturing in March 2007 and to pay closing costs and fees. The $77.4 million CIT Group term loan is payable in monthly installments of $0.9 million, plus interest, for the first 24 months beginning March 31, 2006 and $0.6 million, plus interest, for the next 35 months, at an annual rate of LIBOR plus 4.50%, with a balloon payment at maturity on March 9, 2011. We are also required to repay $5.0 million either upon receipt of proceeds from our Pemex claim or Gulf Horizon insurance claim, or on March 31, 2008. In connection with the refinancing of our maturing debt, including the Senior Credit Facilities, we will incur a $2.4 million loss on debt extinguishment during the first quarter of 2006 related to the write-off of the unamortized portion of deferred loan fees and a prepayment penalty on the Senior Credit Facilities. The loan is collateralized by mortgages on most of our vessels and contains customary events of default, cross-default provisions and covenants that restrict our ability to create additional liens, consolidate or merge with another company, incur additional indebtedness, enter into certain charter agreements, dispose of assets, repay certain indebtedness, enter into affiliate transactions, enter into certain lease agreements, pay dividends or operate the vessels that collateralize this new term loan outside the Gulf of Mexico (including U.S. waters, Mexican waters and international waters therein) without the lender consent. The loan also requires us to maintain financial ratios at quarterly determination dates. Upon an event of default under the new CIT Group term loan, the interest rate increases by 2.50%.
      On March 10, 2006, upon resolution of our board of directors, we retired the 250,757 outstanding shares of our treasury stock. Pursuant to the Delaware general corporation law, such shares will assume the status of authorized and unissued shares of common stock of Horizon.
      On January 27, 2006, in accordance with the stockholder approval requirements under Delaware law and our amended and restated certificate of incorporation, and after prior approval by our board of directors, stockholders holding an aggregate of 72.1% of the outstanding shares of our common stock approved, by written consent in lieu of a meeting, an amendment to our certificate of incorporation to effect a reverse stock split of the issued and outstanding common stock on a ratio of one-for-twenty-five (1-for-25) with any fractional shares being rounded to the next highest whole number of shares and decrease the number of authorized shares of common stock from 1,500,000,000 shares to 100,000,000 shares. In connection with the execution of this written consent, we filed an information statement on Schedule 14C with the SEC in the

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
manner required by Rule 14c-2(b) under the Securities Exchange Act of 1934, informing our stockholders of this approval. We intend to file the certificate of amendment to our amended and restated certificate of incorporation with the Secretary of State of the State of Delaware on the twenty-first calendar day after mailing this information statement. The proposed reverse stock split will become effective in April 2006. We believe that effecting the reverse stock split will enhance the marketability of our common stock, and ultimately, raise the per share trading price of our common stock in order to list our securities on either the Nasdaq Stock Market or the American Stock Exchange.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

HORIZON OFFSHORE, INC.

By:	/s/ RONALD D. MOGEL

Ronald D. Mogel
Vice President and
Chief Financial Officer
Date: March 14, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID W. SHARP David W. Sharp	President, Chief Executive Officer and Director	March 14, 2006

/s/ RONALD D. MOGEL Ronald D. Mogel	Vice President and Chief Financial Officer	March 14, 2006

/s/ JOHN T. MILLS John T. Mills	Chairman of the Board	March 14, 2006

/s/ CHARLES O. BUCKNER Charles O. Buckner	Director	March 14, 2006

/s/ KEN R. LESUER Ken R. LeSuer	Director	March 14, 2006

/s/ RAYMOND L. STEELE Raymond L. Steele	Director	March 14, 2006

INDEX TO EXHIBITS

Exhibit
Number

4.1	—	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed September 19, 2005)
4.2	—	Bylaws of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed September 19, 2005)
4.3	—	Specimen Common Stock certificate (Incorporated by reference to the Company’s Registration Statement on Form S-1 — Registration Statement No. 333-43965)
4.4	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed December 12, 2005)
4.6	—	Registration Rights Agreement dated as of March 11, 2004 among Horizon Offshore, Inc., as issuer, Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels International, Ltd., HorizEn L.L.C., ECH Offshore, S. de R.L. de C.V., and HOC Offshore, S. de R.L. de C.V., as guarantors, and the initial purchasers named therein (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
4.7	—	Amended and Restated Registration Rights Agreement, dated as of December 19, 2005, among the Company and the initial holders named therein (Incorporated by reference to the Company’s Current Report on Form 8-K filed December 22, 2005)
4.8	—	Form of Subscription and Registration Rights Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed December 22, 2005)
10.1	—	Loan Agreement dated June 29, 2001, between Horizon Vessels, Inc. and General Electric Capital Corporation (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.2	—	Loan Agreement dated June 30, 2003, between Horizon Vessels International, Ltd., as borrower and Boeing Capital Corporation, as lender (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
10.3	—	First Amendment to Loan Agreement dated as of March 10, 2004, among Horizon Vessels International, Ltd. and Boeing Capital Corporation (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
10.4	—	Second Amendment to Loan Agreement, dated as of October 29, 2004, among Horizon Vessels International, Ltd. and General Electric Capital Corporation of Tennessee (Incorporated by reference to the Company’s Current Report on Form 8-K filed November 5, 2004)
10.5	—	Third Amendment to Loan Agreement, dated March 31, 2005, by and between Horizon Vessels International, Ltd. and General Electric Capital Corporation of Tennessee (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 5, 2005)
10.6	—	Loan Agreement dated June 29, 2001, as amended and restated as of March 11, 2004, among Horizon Vessels, Inc., Horizon Offshore, Inc., Horizon Offshore Contractors, Inc. and SouthTrust Bank (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
10.7	—	First Amendment to Amended and Restated Loan Agreement, dated as of November 4, 2004, among Horizon Vessels, Inc., Horizon Offshore, Inc., Horizon Offshore Contractors, Inc. and SouthTrust Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed November 5, 2004)
10.8	—	Second Amendment to Amended and Restated Loan Agreement, dated March 31, 2005, by and among the Company, Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., and Wachovia Bank, National Association (as successor to SouthTrust Bank) (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 5, 2005)

Exhibit
Number

10.9	—	Term Loan, Guaranty and Security Agreement, dated as of February 17, 2006, between General Electric Capital Corporation, as lender, Horizon Vessels, Inc., as borrower and Horizon Offshore, Inc., as Guarantor (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 17, 2006)
10.10	—	Amended and Restated Purchase Agreement, dated as of April 30, 2005, among the Company, the guarantors listed on the signature pages thereto, the holders of the Company’s 16% Subordinated Secured Notes due March 31, 2007 listed on the signature pages thereto and each other person that may hereafter become a registered holder of the 16% Subordinated Secured Notes due March 31, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K filed June 16, 2005)
10.11	—	Amended and Restated Purchase Agreement, dated as of April 30, 2005, among the Company, the guarantors listed on the signature pages thereto, the holders of the Company’s 18% Subordinated Secured Notes due March 31, 2007 listed on the signature pages thereto and each other person that may hereafter become a registered holder of the 18% Subordinated Secured Notes due March 31, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K filed June 16, 2005)
10.12	—	Recapitalization Letter Agreement, dated as of October 29, 2004, by and among Horizon Offshore, Inc. and the holders of subordinated notes specified therein (Incorporated by reference to the Company’s Current Report on Form 8-K filed November 5, 2004)
10.13	—	Recapitalization Letter Agreement, dated March 31, 2005, by and among the Company and the holders of the 16% and 18% Subordinated Secured Notes due March 31, 2007 and Series A Redeemable Participating Preferred Stock (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 5, 2005)
10.14	—	Form of Indemnity Agreement by and between the Company and each of its directors (Incorporated by reference to the Company’s Registration Statement on Form S-1 — Registration Statement No. 333-43965)
10.15	—	Indemnity Agreement, made as of April 27, 2005 and effective as of April 30, 2005, by and between the Company and David W. Sharp (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 27, 2005)
10.16	—	Employment Agreement, dated July 6, 2005 between the Company and Ronald D. Mogel (Incorporated by reference to the Company’s Current Report on Form 8-K filed July 7, 2005)*
10.17	—	Employment Agreement, dated July 6, 2005 between the Company and William B. Gibbens, III (Incorporated by reference to the Company’s Current Report on Form 8-K filed July 7, 2005)*
10.18	—	Employment Agreement, dated July 6, 2005 between the Company and George G. Reuter (Incorporated by reference to the Company’s Current Report on Form 8-K filed July 7, 2005)*
10.19	—	Employment Agreement, dated July 6, 2005 between the Company and David W. Sharp (Incorporated by reference to the Company’s Current Report on Form 8-K filed July 7, 2005)*
10.20	—	The Company’s 1998 Stock Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 — Registration Statement No. 333-43965)*
10.21	—	Form of Stock Option Agreement under the Company’s 1998 Stock Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 — Registration Statement No. 333-43965)*
10.22	—	Horizon Offshore, Inc. 2002 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Schedule 14A filed April 8, 2002)*
10.23	—	Horizon Offshore, Inc. 2005 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Schedule 14A filed August 22, 2005)*
10.24	—	Horizon Offshore, Inc. 2005 Annual Incentive Bonus Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed July 20, 2005)*
10.25	—	Form of Restricted Stock Agreement under the 2005 Stock Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed September 19, 2005)*

Exhibit
Number

10.26	—	Purchase and Sale Agreement of Sea Wrangler, dated as of January 31, 2006, by and between Louisiana Pipelaying I, L.L.C. and Horizon Vessels, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 6, 2006)
10.27	—	Loan Agreement among The CIT Group/Equipment Financing Inc., as agent, and the other lenders specified therein, and Horizon Vessels, Inc, as borrower, dated as of March 9, 2006 (Incorporated by reference to the Company’s Current Report on Form 8-K filed March 13, 2006)
10.28	—	Form of Guaranty (Incorporated by reference to the Company’s Current Report on Form 8-K filed March 13, 2006)
14.1	—	Code of Ethics and Business Conduct (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
16.1	—	Letter Regarding Change in Certifying Accountant dated June 18, 2004 (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 18, 2004)
21.1	—	Subsidiaries of the Company (Filed herewith)
23.1	—	Consent of Grant Thornton LLP (Filed herewith)
23.2	—	Consent of PricewaterhouseCoopers LLP (Filed herewith)
31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

*	Management Contract or Compensatory Plan or Arrangement