Form 10-Q
period 2006-03-31
HORIZON OFFSHORE INC
filed 2006-05-08
CIK 1051431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

The number of shares of the registrant’s common stock, $0.00001 par value per share, outstanding as of April 28, 2006 was 30,375,258.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,378	$42,960
Restricted cash	1,620	4,055
Accounts receivable —
Contract receivables	87,545	43,423
Costs in excess of billings, net	78,470	90,229
Other	292	1,209
Other current assets	12,182	6,622

Total current assets	202,487	188,498
PROPERTY AND EQUIPMENT, net	208,267	186,416
RESTRICTED CASH	7,967	7,967
INVENTORY	92	167
OTHER ASSETS	18,765	19,673

	$437,578	$402,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,331	$15,474
Accrued liabilities	7,126	6,617
Accrued job costs	51,560	56,085
Billings in excess of costs	6,414	7,386
Current maturities of long-term debt	29,634	26,130
Current taxes payable	8,739	2,687

Total current liabilities	122,804	114,379
LONG-TERM DEBT, net of current maturities	98,413	27,340
RELATED PARTY TERM DEBT	—	63,794
SUBORDINATED NOTES	13,102	12,845
DEFERRED INCOME TAXES	1,512	—
OTHER LIABILITIES	776	877

Total liabilities	236,607	219,235
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.00001 par value, 1,500,000,000 shares authorized, 30,375,258 shares issued and outstanding and 30,384,871 shares issued, respectively	—	—
Additional paid-in capital	374,276	373,906
Accumulated deficit	(173,305)	(188,776)
Treasury stock, none and 10,031 shares, respectively	—	(1,644)

Total stockholders’ equity	200,971	183,486

	$437,578	$402,721

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands, except share and per share data)

CONTRACT REVENUES	$129,945	$37,346
COST OF CONTRACT REVENUES	91,554	34,750

Gross profit	38,391	2,596
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,258	5,568

Operating income (loss)	30,133	(2,972)
OTHER:
Interest expense	(4,085)	(10,314)
Interest income	393	38
Loss on debt extinguishment	(2,402)	(1,263)
Other income (expense), net	(25)	(57)

NET INCOME (LOSS) BEFORE INCOME TAXES	24,014	(14,568)
INCOME TAX PROVISION	8,543	905

NET INCOME (LOSS)	$15,471	$(15,473)

EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED:
Net income (loss) per share — basic	$0.52	$(12.01)

Net income (loss) per share — diluted	$0.51	$(12.01)

WEIGHTED AVERAGE SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
BASIC	29,559,869	1,288,768
DILUTED	30,375,132	1,288,768

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,471	$(15,473)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Depreciation and amortization	6,326	3,643
(Gain) loss on sale of assets	(15)	1
Deferred income taxes	1,512	—
Paid in-kind interest on subordinated notes and related party term debt	580	4,239
Amortization of subordinated debt discount recorded as interest expense	—	1,963
Amortization of deferred loan fees recorded as interest expense	351	1,035
Adjustment of mandatorily redeemable preferred stock charged to interest expense	—	855
Expense recognized for issuance of treasury stock for 401(k) plan contributions	—	98
Stock-based compensation expense	2,049	—
Loss on debt extinguishment	2,402	1,263
Changes in operating assets and liabilities —
Restricted cash	2,435	(5,700)
Accounts receivable	(43,205)	44,335
Costs in excess of billings	11,759	(4,828)
Billings in excess of costs	(972)	(3,160)
Inventory	75	411
Other assets	(5,930)	(491)
Accounts payable	3,857	(11,847)
Accrued and other liabilities	(1,524)	(3,001)
Accrued job costs	(4,525)	(9,893)
Current taxes payable	6,052	443

Net cash provided by (used in) operating activities	(3,302)	3,893
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and additions to property and equipment	(13,740)	(418)
Proceeds from sale of assets	15	1

Net cash used in investing activities	(13,725)	(417)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term debt	(3,550)	(1,969)
Payments on revolving credit facilities	—	(27,299)
Principal payments on subordinated notes	—	(3,481)
Stock issuance costs	(12)	—
Deferred loan fees	(1)	(1,444)
Stock option and warrant transactions and other	8	32

Net cash used in financing activities	(3,555)	(34,161)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,582)	(30,685)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,960	37,975

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,378	$7,290

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$3,445	$2,286
Cash paid for income taxes	$980	$433
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Repayment of debt with proceeds of additional debt	$74,679	$—
Purchase of vessel with long-term debt	$11,000	$—
Capital expenditures for property and equipment included in accrued liabilities	$2,238	$2,647
Payment of deferred loan fees, closing costs and fees through issuance of term debt	$2,721	$—

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Horizon Offshore, Inc., a Delaware corporation, and its subsidiaries (references to “Horizon”, “company,” “we” or “us” are intended to refer to Horizon Offshore, Inc. and its subsidiaries) provide marine construction services for the offshore oil and gas and other energy related industries. During the three months ended March 31, 2006, we provided construction services domestically in the U.S. Gulf of Mexico, and internationally in our Latin America, West Africa and Southeast Asia/Mediterranean geographic segments. These services primarily consist of laying, burying or repairing marine pipelines for the transportation of oil and gas; providing hook-up and commissioning services; and installing and salvaging production platforms and other marine structures. Historically, our projects are performed on a fixed-price basis or a combination of a fixed-price and day-rate basis, in the case of extra work to be performed under the contract. Due to the damage caused by the hurricane activity during 2004 and 2005, we are performing the majority of our repair and salvage work in the U.S. Gulf of Mexico on a day-rate basis because of the nature and often indeterminate scope of the repairs. From time to time, we also perform projects on a cost-reimbursement basis.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP), which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the company’s financial position as of March 31, 2006, the statements of operations for the three months ended March 31, 2006 and 2005, and the statements of cash flows for the three months ended March 31, 2006 and 2005. Although management believes the unaudited interim disclosures in these unaudited consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the SEC). The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2006. The unaudited consolidated interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 15, 2006.

On April 12, 2006, we effected a one-for-twenty-five (1-for-25) reverse stock split of our issued and outstanding common stock (see Note 3). All common share amounts (and per share amounts) in the accompanying financial statements and this Form 10-Q have been adjusted to reflect the 1-for-25 reverse stock split. We have adjusted our stockholders’ equity accounts by reducing our stated capital and increasing our additional paid-in capital by approximately $8,000 as of March 31, 2006 and December 31, 2005, to reflect the reduction in outstanding shares as a result of the reverse stock split.

Recapitalization

During 2005, we completed a two-step, recapitalization process that began in March 2005. On March 31, 2005, we closed $70 million of senior secured term loans (the Senior Credit Facilities) with holders, and affiliates of holders, of our 16% and 18% Subordinated Secured Notes due March 31, 2007 (collectively, the Subordinated Notes). We used the net proceeds to repay our revolving credit facility with The CIT Group/Equipment Financing, Inc. (the CIT Group), to pay closing costs and to provide working capital. On June 10, 2005, we completed a debt-for-equity exchange transaction (the Exchange Transaction) that we entered into with the holders of all of our Subordinated Notes. We issued 2,400,001 shares of our common stock and one million shares of Series B Mandatorily Convertible Redeemable Preferred Stock (the Series B Preferred Stock), to the holders of our Subordinated Notes in exchange for approximately $85 million of the approximately $110 million aggregate principal amount of outstanding Subordinated Notes at June 10, 2005 and all of the 1,400 outstanding shares of our Series A Redeemable Participating Preferred Stock (the Series A Preferred Stock). In addition, we amended the terms of the $25 million aggregate principal amount of Subordinated Notes that remained outstanding after the

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consummation of the Exchange Transaction (the 8% Subordinated Notes). During the fourth quarter of 2005, we exchanged or converted all of the shares of Series B Preferred Stock into a total of 22,165,574 shares of our common stock, in accordance with the terms of these securities.

On December 19, 2005, we completed a private placement (the Private Placement) of 2,106,000 shares of our common stock with several accredited investors at $9.50 per share, resulting in net proceeds of $18.8 million after deducting commissions and other expenses. During December 2005, we exchanged $13.2 million in aggregate principal amount (including accrued and unpaid interest) of 8% Subordinated Notes, resulting in the issuance of 1,395,272 shares of our common stock.

In connection with the transactions described above, we entered into registration rights agreements that obligated us to file registration statements under the Securities Act of 1933 with respect to the shares of our common stock issued in connection with the transactions. In the fourth quarter of 2005 and in the first quarter of 2006, we filed separate registration statements registering the shares of our common stock issued in connection with these transactions.

The issuance of shares of common stock during 2005 has resulted in significant dilution to our existing common stockholders and the book value of their shares of our common stock. These issuances resulted in a change of control of our company with a small number of stockholders holding the majority of the outstanding shares of common stock. If these majority stockholders act together, they are in a position to control or exercise substantial influence over the outcome of any matter requiring a stockholder vote, including the election of our directors.

Recent Developments

Since the completion of the recapitalization in December 2005, we have taken and intend to take additional steps that we believe are necessary to ensure that our capital structure is appropriate to support our business needs and to position us for future growth.

On February 17, 2006, we completed the acquisition of the Texas Horizon, a dynamically positioned diving support and deepwater reel pipelay vessel. We paid the purchase price of $23 million with $12 million cash and financed the balance of $11 million with a term debt facility with General Electric Capital Corporation (GE Capital). On March 9, 2006, we entered into a $77.4 million secured term loan facility with the CIT Group, as agent and lender. We used the proceeds from this term loan to repay outstanding debt maturing in March 2006 and our related party term debt under the Senior Credit Facilities maturing in March 2007 and to pay closing costs and fees. See Note 5 for details of these recent financial transactions.

Significant Customers

We have domestic and international operations in one industry segment, the marine construction services industry, for offshore oil and gas companies and energy companies. We currently operate in four geographic segments. See Note 8 for geographic information. Customers accounting for more than 10% of consolidated revenues for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months
	Ended
	March 31,
Customer	2006	2005

Customer A	33%	23%
Customer B	17%	—%
Customer C	13%	—%
Customer D	12%	—%
Customer E	—%	29%
Customer F	—%	13%
Customer G	—%	10%

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount of revenue accounted for by a customer depends on the level of construction services required by the customer, which is based on the size of its capital expenditure budget and our ability to bid for and obtain this work. Consequently, customers who account for a significant portion of our contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years. We generally derive the revenues associated with our Latin America geographic segment from our work for Petróleos Mexicanos (Pemex), the Mexican national oil company. Our West Africa geographic segment revenues are currently derived from one customer, West Africa Gas Pipeline Company. The loss of these customers would have a material adverse effect on our Latin America and West Africa geographic segments.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We control our exposure to credit risk associated with these instruments by placing our financial interests with credit-worthy financial institutions and performing services for national oil companies, major and independent oil and gas companies, energy companies and their affiliates. However, the concentration of customers in the energy industry may impact our overall credit exposure, either positively or negatively, because these customers may be similarly affected by changes in economic or other conditions. As of March 31, 2006 and December 31, 2005, four and three customers accounted for 68% and 75% of total billed and unbilled receivables, respectively. No other single customer accounted for more than 10% of accounts receivable, as of March 31, 2006 and December 31, 2005.

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

Interest Expense

Interest expense includes charges related to cost of capital and other financing charges related to our outstanding debt, amortization of deferred loan fees over the term of the respective debt, and paid in-kind interest

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on our Subordinated Notes and 8% Subordinated Notes. In addition, interest expense for the quarter ended March 31, 2005 includes amortization of debt discount related to our Subordinated Notes over their term and recognition of the change from the previous reporting date in the fair value of the Series A Preferred Stock, which was subject to mandatory redemption.

Cash and Cash Equivalents

Cash and cash equivalents include interest bearing demand deposits and highly liquid investments with original maturities of three months or less. As of March 31, 2006 and December 31, 2005, cash held in foreign bank accounts equaled approximately $1.0 million and $0.5 million, respectively.

Accounts Receivable

We have significant investments in billed and unbilled receivables as of March 31, 2006. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax and value added tax, if applicable. Allowances for doubtful accounts and estimated nonrecoverable costs primarily provide for losses that may be sustained on unapproved change orders and claims. In estimating the allowance for doubtful accounts, we evaluate our contract receivables and costs in excess of billings and thoroughly review historical collection experience, the financial condition of our customers, billing disputes and other factors. When we ultimately conclude that a receivable is uncollectible, the balance is charged against the allowance for doubtful accounts.

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

As of March 31, 2006 and December 31, 2005, there was no allowance for doubtful contract receivables, and the allowance for doubtful costs in excess of billings was $33.1 million. There were no reserves for claims and receivables and no receivables written-off against the allowances for doubtful accounts for the three month periods ended March 31, 2006 and 2005.

Other Assets

Other assets consist of the following (in thousands):

	March 31,	December 31,
	2006	2005

Capitalized dry-dock costs	$14,683	$15,770
Deferred loan fees	2,377	2,408
Deposits	383	276
Other	1,322	1,219

	$18,765	$19,673

Dry-dock costs are direct costs associated with scheduled major maintenance on our marine construction vessels. We capitalize and amortize the costs incurred in connection with dry-dockings over the five-year cycle to the next scheduled dry-docking. We incurred and capitalized dry-dock costs of $0.7 million and $4.9 million for the three months ended March 31, 2006 and 2005, respectively. The dry-dock costs capitalized for the three months

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended March 31, 2006 related primarily to surveys and inspections performed on the Pecos Horizon to maintain its class certification. The significant dry-dock costs capitalized for the three months ended March 31, 2005 related primarily to the costs incurred for the special periodical hull surveys performed on the Sea Horizon and the Pacific Horizon required by the American Bureau of Shipping to maintain the class certifications for these vessels.

Loan fees paid in connection with new loan facilities are deferred and amortized over the term of the respective loans. The amortization of the deferred loan fees is recorded as interest expense in the accompanying consolidated statements of operations. We incurred and capitalized $2.1 million in closing costs in connection with closing the CIT Group term loan on March 9, 2006. During the first quarter of 2006, we wrote off $1.8 million of the unamortized portion of deferred loan fees related to the repayment of the Senior Credit Facilities and other debt with proceeds from the new CIT Group term loan. During the quarter ended March 31, 2005, we incurred and capitalized $3.0 million in closing fees in connection with closing the loans under the Senior Credit Facilities. During the first quarter of 2005, we also wrote-off $759,000 of the unamortized portion of deferred loan fees for the 18% Subordinated Notes related to the prepayment of those notes with $3.5 million of proceeds collected from Pemex. The write-off of the unamortized portion of deferred loan fees is included in loss on debt extinguishment in the accompanying consolidated statements of operations for the three months ended March 31, 2006 and 2005.

Deposits consist primarily of security deposits on office leases as of March 31, 2006 and December 31, 2005.

Inventory

Inventory consists of production platforms and other marine structures received, from time to time, as partial consideration for salvage projects performed in the U.S. Gulf of Mexico and are held for resale. We obtained our current inventory of platforms and structures in 2002. During the three months ended March 31, 2006, we sold a structure for net proceeds of $75,000 and recognized no gain or loss on the sale of inventory. During the three months ended March 31, 2005, we sold a structure for net proceeds of $0.6 million and recognized a $164,000 gain on the sale of inventory, which amount is included in gross profit.

Restricted Cash

Total restricted cash of $9.6 million represents $9.1 million cash used to secure a letter of credit under the Israel Electric Corporation (IEC) contract, plus interest received. Twenty-five percent of the amount required to secure the IEC letter of credit, adjusted for increases in total contract value, will be released after final acceptance of the IEC project by the customer. We have completed our scope of work under the IEC contract and are currently in discussions with the customer on final acceptance of the pipeline. Upon satisfactory completion of warranty work, if any, or expiration of an 18-month warranty period without discovery of any defective work, the restriction on the remaining funds will be released 60 days after the end of the warranty period. If there is a defect, the remaining funds will be released twenty-four months after the completion of the warranty work. The amount expected to be released within twelve months is classified as a current asset. Restricted cash is not considered as cash or cash equivalents for purposes of the accompanying consolidated balance sheets and statements of cash flows.

Stock-Based Compensation

On September 15, 2005, we issued 1.1 million shares of restricted stock under our 2005 Stock Incentive Plan (the 2005 Incentive Plan) to key members of our management team, and 0.3 million shares of this restricted stock vested on September 30, 2005. The remainder of the shares vest in equal annual installments on July 6, 2006, 2007 and 2008. We recorded $12.5 million of deferred compensation for these restricted stock awards based on a closing price of $11.50 per share on September 15, 2005. During the first quarter of 2006, we recorded compensation expense of $1.0 million relating to the vesting of restricted stock. The amortization of deferred compensation is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations. During the three months ended March 31, 2006, no options were granted under the 2005 Incentive Plan, and going forward, no additional grants will be made under any existing stock-based compensation plan other than the

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 Incentive Plan. At March 31, 2006, we had 1.7 million shares of common stock available for issuance under the 2005 Incentive Plan.

On March 7, 2006, our compensation committee established the performance goals for our officers and key employees for fiscal year 2006 under the 2006 Annual Incentive Compensation Plan (the 2006 Compensation Plan), which includes a restricted stock component. The award of restricted stock to our executive officers and selected managers will be based on an amount by which our net income exceeds specified net income goals. Shares of restricted stock will be distributed based on the pro rata percentages of cash bonuses paid to all participants in the restricted stock award pool. During the first quarter of 2006, we recorded $976,500 of stock-based compensation related to the expected achievement of our net income goals for 2006. Of this amount, $732,500 is included in selling, general and administrative expenses and $244,000 is included in cost of contract revenues in the accompanying consolidated statement of operations for the three months ended March 31, 2006. The shares of restricted stock awarded for the 2006 Compensation Plan will vest 50% on the date of grant, 30% on the first anniversary of the date of grant and 10% each on the second and third anniversary of the date of grant thereafter. Any of these restricted stock awards will be granted pursuant to the 2005 Incentive Plan.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment, ” (SFAS No. 123(R)), which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25). SFAS No. 123(R) requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation awards using the intrinsic value method of APB No. 25. Accordingly, we did not recognize compensation expense in our statement of operations for options we granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. However, we did record compensation expense related to restricted stock based on the market value of our stock at the date of grant. As required by SFAS No. 123, we also provided certain pro forma disclosures for stock-based awards as if the fair-value-based approach of SFAS No. 123 had been applied.

We have elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, we will apply the provisions of SFAS No. 123(R) to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, we will recognize compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of January 1, 2006, as the remaining service is rendered. The compensation cost we record for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS No. 123.

Our pre-tax compensation cost for stock-based employee compensation was $31,000 for the first three months of 2006. No tax benefits were recognized for these costs.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. No such excess tax benefits were recorded for the three months ended March 31, 2006.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net loss and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to the adoption of SFAS No. 123(R) on January 1, 2006 (in thousands, except per share data).

Three Months Ended
March 31, 2005

Net loss, as reported	$(15,473)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(135)

Pro forma net loss	$(15,608)

Earnings (loss) per share:
Basic and Diluted — as reported	$(12.01)

Basic and Diluted — pro forma	$(12.11)

There were no options granted during the three months ended March 31, 2006 or March 31, 2005. The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on (i) expected option life (in years), (ii) expected volatility and (iii) risk-free interest rate. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. Expected volatility is based on historical volatility of Horizon’s stock. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. We have not historically paid any dividends and do not expect to in the future.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (SFAS No. 109). SFAS No. 109 requires the recognition of income tax expense for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance to be recorded against our net deferred tax asset. The current provision for income tax is based upon the current tax laws and our interpretation of these laws, as well as the probable outcomes of any foreign or domestic tax audits. The value of any net deferred tax asset depends upon our estimates of the amount and category of future taxable income reduced by the amount of any tax benefits that we do not expect to realize. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus impacting our financial position and results of operations. Certain past changes in ownership have limited our ability to realize portions of our net operating loss carryforwards, and future changes in ownership may further limit the amount and availability of our net operating loss carryforward. We compute deferred income taxes using the liability method. We provide for them on all temporary differences between the financial-reporting basis and the tax basis of our assets and liabilities by applying enacted statutory tax rates, applicable to future years. Allowable tax credits are applied currently as reductions to the provisions for income taxes.

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carryforwards against its post-change of control income may be limited. The Exchange Transaction constituted an ownership change under Section 382 of the Internal Revenue Code. As a result of this ownership change, the amount of our pre-change of control net operating losses that we may utilize to offset future taxable income is subject to an annual limitation, under Section 382. Following the Exchange Transaction, our ability to utilize our net operating loss carryforwards incurred prior to June 2005 is

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to an annual limitation of approximately $0.5 million. We estimate that the amount of pre-June 2005 net operating losses that we can utilize during the loss carryforward period that expires beginning in 2016 is limited to approximately $10 million under Section 382, supplemented by an additional $19.7 million of net unrealized built-in gains. In 2005, we reduced our gross deferred tax asset and valuation allowance to reflect the reduced amount of net operating losses available under this limitation. These limitations on our ability to utilize our net operating loss carryforwards could result in an increase in our federal income tax liability in future taxable periods and could affect our cash flow.

Reclassifications

Prior period amounts within the caption stockholders’ equity in the consolidated balance sheet as of December 31, 2005 have been reclassified to conform to the current presentation pursuant to the transition guidance in SFAS No. 123(R).

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 requires retroactive application for reporting a change in accounting principle, in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and how to report a change when retrospective application is impracticable. Although the correction of an error in previously issued financial statements is not an accounting change, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, due to this similarity, SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. We adopted SFAS No. 154 on January 1, 2006 and expect that the adoption of SFAS No. 154 will not have a significant impact on our financial position, results of operations or cash flow.

2.	Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2006	2005

Barges, vessels, and related equipment	$249,586	$223,232
Land and buildings	19,694	19,694
Machinery and equipment	245	245
Office furniture and equipment	6,558	6,509
Leasehold improvements	4,192	4,192

	280,275	253,872
Less — accumulated depreciation	(72,008)	(67,456)

Property and equipment, net	$208,267	$186,416

During the three months ended March 31, 2006, we incurred $26.4 million of capital expenditures primarily related to the acquisition of the Texas Horizon in February 2006 and upgrades to the Lone Star Horizon during the first quarter of 2006.

We use the units-of-production method to calculate depreciation on our major barges, vessels and related equipment to approximate the wear and tear of normal use. The useful lives of our major barges and vessels are 18 years. Depreciation expense calculated under the units-of-production method may be different than depreciation

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each vessel will not be less than 25% of annual straight-line depreciation, and the cumulative depreciation based on utilization of each vessel will not be less than 50% of cumulative straight-line depreciation. We periodically review the remaining useful lives of our vessels and revise the estimated lives over current and future periods. If we alternatively applied only a straight-line depreciation method, we would record less depreciation expense in periods of high vessel utilization and more depreciation expense in periods of low vessel utilization.

Depreciation on our other fixed assets is calculated using the straight-line method based on the following estimated useful lives:

Buildings	15 years
Machinery and equipment	8-15 years
Office furniture and equipment	3-5 years
Leasehold improvements	3-10 years

Depreciation expense is included in the following expense accounts (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Cost of contract revenues	$4,270	$1,871
Selling, general and administrative expenses	282	330

	$4,552	$2,201

3.	Stockholders’ Equity

Authorized Shares and Reverse Stock Split

At our 2005 annual meeting of stockholders in September 2005, our stockholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of voting common stock from 100,000,000 to 1,500,000,000. On January 27, 2006, our stockholders holding 72.1% of the outstanding shares of our common stock approved by written consent an amendment to our certificate of incorporation to (i) effect a reverse stock split of the issued and outstanding common stock on a ratio of 1-for-25 and (ii) decrease the number of authorized shares of common stock from 1,500,000,000 shares to 100,000,000 shares. In connection with the execution of this written consent, we distributed an information statement on Schedule 14C to our stockholders informing them of this approval. On the close of business on April 12, 2006, the reverse stock split and the decrease in authorized shares of common stock became effective. All common share amounts (and per share amounts) in the accompanying financial statements have been adjusted to reflect the 1-for-25 reverse stock split effected on April 12, 2006. We have adjusted our stockholders’ equity accounts by reducing our stated capital and increasing our additional paid-in capital by approximately $8,000 as of March 31, 2006 and December 31, 2005, to reflect the reduction in outstanding shares as a result of the reverse stock split.

Par Value

At our 2005 annual meeting of stockholders in September 2005, our stockholders approved an amendment to our certificate of incorporation to reduce the par value of each share of our common and preferred stock from $1.00 per share to $0.001 per share. In October, 2005, our stockholders approved an amendment to our certificate of incorporation to further reduce the par value of our common stock and preferred stock from $0.001 per share to $0.00001 per share. During 2005, we adjusted our stockholders’ equity accounts by reducing our stated capital and increasing our additional paid-in capital by approximately $81.9 million to reflect the reduction in par value.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

Earnings per share data for all periods presented have been calculated pursuant to SFAS No. 128, “Earnings Per Share” that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2006, we had outstanding options covering an aggregate of 83,083 shares of common stock, of which 82,450 shares were exercisable. Restricted stock grants are legally considered issued and outstanding, and are included in both basic and diluted EPS only to the extent that they are vested. Nonvested shares of restricted stock are included in the computation of diluted EPS using the treasury stock method. Excluded from the computation of diluted EPS for the three months ended March 31, 2006 and 2005 are options to purchase 80,683 and 117,797 shares of common stock, respectively, at a weighted average price of $188.16 and $177.50 per share, respectively.

The following table presents information necessary to calculate earnings per share for the three months ended March 31, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005

Net income (loss)	$15,471	$(15,473)
Average common shares outstanding	29,560	1,289

Basic earnings (loss) per share	$0.52	$(12.01)

Average common and dilutive potential common shares outstanding:
Average common shares outstanding	29,560	1,289
Unvested restricted stock and assumed exercise of stock options	815	—

	30,375	1,289

Diluted earnings (loss) per share	$0.51	$(12.01)

Restricted Stock

On September 15, 2005, we issued 1,086,943 shares of restricted stock under our 2005 Incentive Plan to key members of our management team. The shares vest in four equal installments. The first installment vested on September 30, 2005 and the remaining installments vest on July 6, 2006, 2007 and 2008. We recorded deferred compensation of $12.5 million as a reduction to stockholders’ equity for this restricted stock grant based on a closing price of $11.50 per share, on the date of grant. On September 30, 2005, 271,736 shares of restricted stock vested. During the third and fourth quarters of 2005, we amortized $4.2 million of deferred compensation expense. In accordance with the restricted stock agreements, we withheld and retired 71,874 of the vested shares to satisfy the employees’ related tax withholding obligations that we remitted to the taxing authorities. We determined the amount of withholding, on September 30, 2005, on the basis of a discounted value of $7.25 per share and applicable federal withholding tax rates. During the first quarter of 2006, we amortized $1.0 million of deferred compensation expense, which is reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations.

On March 7, 2006, our compensation committee established the performance goals for our officers and key employees for fiscal year 2006 under our 2006 Compensation Plan, which includes a restricted stock component. The award of restricted stock to our executive officers and selected managers will be based on an amount by which our net income exceeds specified net income goals. Shares of restricted stock will be distributed based on the pro

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rata percentages of cash bonuses paid to all participants in the restricted stock award pool. During the first quarter of 2006, we recorded $976,500 of stock-based compensation related to the expected achievement of our net income goals for 2006. Of this amount, $732,500 is included in selling, general and administrative expenses and $244,000 is included in cost of contract revenues in the accompanying consolidated statement of operations for the three months ended March 31, 2006. The shares of restricted stock awarded for the 2006 Compensation Plan will vest 50% on the date of grant, 30% on the first anniversary of the date of grant and 10% each on the second and third anniversary of the date of grant thereafter. Any of these restricted stock awards will be granted pursuant to the 2005 Incentive Plan.

Exchange of Debt for Equity

On June 10, 2005, we completed the Exchange Transaction with the holders of all of our Subordinated Notes. We issued 2,400,001 shares of our common stock and one million shares of Series B Preferred Stock to the holders of our Subordinated Notes in exchange for approximately $85 million of the outstanding Subordinated Notes and all of the 1,400 outstanding shares of our Series A Preferred Stock. During the fourth quarter of 2005, we exchanged or converted all of the shares of Series B Preferred Stock into a total of 22,165,574 shares of our common stock, in accordance with the terms of these securities.

In December 2005, we exchanged $8.0 million in aggregate principal amount (including accrued and unpaid interest) of 8% Subordinated Notes for non-interest bearing convertible notes that converted into 842,105 shares of our common stock at $9.50 per share prior to December 31, 2005. On December 23, 2005, we exchanged an additional $5.2 million aggregate principal amount (including accrued and unpaid interest) of our 8% Subordinated Notes for 553,167 shares of our common stock.

We filed registration statements during the fourth quarter of 2005 and the first quarter of 2006 registering the resale of the shares of common stock issued in the above transactions.

Private Placement of Common Stock

On December 19, 2005, we issued 2,106,000 shares of our common stock to several accredited investors at $9.50 per share resulting in net proceeds of $18.8 million after deducting $1.2 million for commissions and other expenses. We used the net proceeds for working capital and general corporate purposes. We filed a registration statement in February 2006 registering the resale of the shares of common stock issued in the Private Placement.

2005 Incentive Plan

At our 2005 annual meeting of stockholders, our stockholders approved the 2005 Incentive Plan. Under the 2005 Incentive Plan, 2.8 million shares of our common stock are authorized for issuance. The 2005 Incentive Plan will remain in effect until all awards granted thereunder have been satisfied, through the grant of various types of incentives. The 2005 Incentive Plan provides for grants of stock options and other types of incentives to directors, executive officers, other employees and certain non-employee consultants. Stock options granted under the 2005 Incentive Plan have a contractual life of ten years. The compensation committee of the board of directors establishes the terms of the option awards (including vesting schedules). Generally, these options vest over three years. In September 2005, 1,086,943 shares of restricted stock were granted to key members of our management team under the 2005 Incentive Plan. No stock options have been granted under our 2005 Incentive Plan through March 31, 2006. At March 31, 2006, we had 1,713,057 shares of common stock remaining for issuance under the 2005 Incentive Plan. No additional grants will be made under any existing stock-based compensation plan other than the 2005 Incentive Plan.

In the first quarter of 2006, we adopted SFAS No. 123(R). SFAS No. 123(R) mandates expense recognition for stock options and other types of equity-based compensation based on the fair value of the options at the grant date; therefore, we recognized stock-based compensation expense of $31,000, using the modified prospective method under SFAS No. 123(R).

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2006, we have $7.3 million of total deferred compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over a weighted-average period of 2.3 years.

We received cash from options exercised during the first three months of 2006 of $8,000. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

Treasury Stock

On March 10, 2006, by resolution of our board of directors, we retired the 10,031 outstanding shares of our treasury stock. Pursuant to the Delaware General Corporation Law, the retired shares assume the status of authorized and unissued shares of common stock of Horizon. As of December 31, 2005, treasury stock consisted of 10,031 shares at a cost of $1.6 million.

4.	Related Party Transactions

In August 1998, we entered into a master services agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates, L.P. and Elliott International L.P. (collectively, the Elliott Companies), to charter certain marine vessels from Odyssea. The Elliott Companies and an affiliate of the Elliott Companies are collectively our largest stockholder. As of March 31, 2006, we owed Odyssea $5.3 million for charter services, compared to $3.2 million at March 31, 2005. Odyssea billed Horizon and Horizon paid Odyssea for services rendered under the master services agreement as follows (in millions).

	Three Months Ended
	March 31,
	2006	2005

Amount billed to Horizon	$3.2	$1.0
Amount paid to Odyssea	$3.8	$1.3

On March 31, 2005, we closed the loans, under the Senior Credit Facilities, for $30 million and $40 million, respectively, with Manchester Securities Corp., an affiliate of Elliott Associates, L.P. and under common management with Elliott International, L.P., other holders or affiliates of holders of our Subordinated Notes and beneficial owners of our common stock. On March 9, 2006, we entered into a loan agreement with the CIT Group and used a portion of the proceeds from this term loan to repay $64.4 million for principal, accrued interest and a prepayment penalty under the Senior Credit Facilities.

In June 2005, we issued an aggregate of 2,400,001 shares of our common stock and an aggregate of one million shares of Series B Preferred Stock in the Exchange Transaction to the holders of our Subordinated Notes. During the fourth quarter of 2005, we issued 22,165,574 shares of our common stock to holders of our Subordinated Notes upon the conversion or earlier exchange of our Series B Preferred Stock. During December 2005, we exchanged approximately $13.2 million, including accrued and unpaid interest, of our 8% Subordinated Notes in transactions resulting in the issuance of 1,395,272 shares of our common stock to these holders. We filed separate registration statements during the fourth quarter of 2005 and the first quarter of 2006 registering the resale of the shares of common stock issued in the above transactions. The total number of shares of common stock held by the Elliott Companies, Lloyd I. Miller and his affiliates (collectively, Miller), Falcon Mezzanine Partners, LP (Falcon), B.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Riley & Co., Inc. and its affiliates (collectively, Riley) and Highland Crusader Offshore Partners (Highland), each of which were at least 5% beneficial owners of our common stock on March 31, 2006, and other holders are as follows:

		% of
		Outstanding
	Total	Common Stock
	Shares of	on March 31,
	Common Stock	2006

Elliott Companies	10,006,119	32.9%
Miller	5,352,876	17.6%
Falcon	3,200,575	10.5%
Riley	2,612,608	8.6%
Highland	2,243,326	7.4%
Other Subordinated Note holders	2,545,340	8.4%

	25,960,844	85.5%

If these stockholders act together, they are in a position to control the election of our directors and to control or exercise substantial influence over the outcome of any matter requiring a stockholder vote.

As of March 31, 2006, the remaining $13.1 million of outstanding 8% Subordinated Notes are held by Elliott Associates, L.P., Falcon, and Miller, each of which were at least 5% beneficial owners of our common stock on March 31, 2006, as follows (in millions):

Amount

Elliott Associates, L.P.	$4.7
Miller	3.5
Falcon	4.9

$13.1

5.	Debt

At March 31, 2006, we had approximately $141.1 million of total outstanding debt, including outstanding borrowings of $76.5 million under our CIT Group term loan, $51.5 million on five other term-debt facilities and $13.1 million on our remaining 8% Subordinated Notes, including paid in-kind interest. The outstanding debt at March 31, 2006 represents an increase of approximately $11.0 million from the outstanding amount of debt at December 31, 2005. This increase in debt is due to the additional credit facility we entered into to purchase the Texas Horizon. At March 31, 2006, $29.6 million of our debt is classified as current because it matures within the next twelve months or the asset securing the indebtedness is classified as current. Interest rates for our outstanding debt vary from the one-month commercial paper rate plus 2.45% to one-month Libor plus 4.80% (6.8% to 9.3%) at March 31, 2006, and our average interest rate at March 31, 2006 was 8.9% per annum. Our term-debt borrowings require approximately $1.3 million in total monthly principal payments.

On February 17, 2006, we completed the acquisition of the Texas Horizon, a dynamically positioned diving support and deepwater reel pipelay vessel. The purchase price was $23 million of which we paid $12 million cash and financed the balance of $11 million with a term debt facility from GE Capital. The loan is payable in eleven quarterly installments of $0.9 million beginning May 1, 2006 plus interest at an annual rate of three-month Libor plus 3.50%. The loan matures on February 1, 2009. The loan is secured by a mortgage on the vessel and contains customary events of default and covenants restricting our ability to incur additional indebtedness or create additional liens, make any investments, dispose of assets, pay any dividends and enter into affiliate transactions

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

without lender consent. We are also required to maintain certain financial ratios at quarterly determination dates. Upon an event of default under the GE Capital term loan, the interest rate increases by 2.00%.

On March 9, 2006, we entered into a loan agreement with the CIT Group pursuant to which we borrowed approximately $77.4 million in asset-based financing (inclusive of closing costs and fees of approximately $2.7 million). The term loan matures over a 60 month period. We used the proceeds from this term loan to repay outstanding debt maturing in March 2006, our related party term debt under the Senior Credit Facilities maturing in March 2007 and to pay closing costs and fees. The $77.4 million CIT Group term loan is payable in monthly installments of $0.9 million for the first 24 months beginning March 31, 2006. For the next 35 months, the monthly payments decrease to $0.6 million plus interest at an annual rate of one-month Libor plus 4.50%, with a balloon payment due at maturity on March 9, 2011. We are also required to repay $5.0 million upon the earlier of the (i) receipt of proceeds from our Pemex claim or Gulf Horizon insurance claim, or (ii) on March 31, 2008. In connection with refinancing our maturing debt, including the Senior Credit Facilities, we incurred a $2.4 million loss on debt extinguishment during the first quarter of 2006 related to the write-off of the unamortized portion of deferred loan fees and a prepayment penalty on the Senior Credit Facilities. The term loan is secured by mortgages on most of our vessels and contains customary events of default, cross-default provisions and covenants restricting our ability to create additional liens, consolidate or merge with another company, incur additional indebtedness, enter into certain charter agreements, dispose of assets, repay certain indebtedness, enter into affiliate transactions, enter into certain lease agreements, pay dividends or operate the vessels that collateralize this new term loan outside the Gulf of Mexico (including U.S. waters, Mexican waters and international waters therein) without lender consent. We are also required to maintain certain financial ratios at quarterly determination dates, including a fixed charge coverage ratio, as defined, of not less than 1.33 to 1 (determined by dividing EBITDA (earnings before interest, taxes, depreciation and amortization) by the sum of current maturities of long-term debt, cash interest and tax expense on a rolling four quarter basis). Upon an event of default under the new CIT Group term loan, the interest rate increases by 2.50%.

Our 8% Subordinated Notes accrue interest annually at 8% payable in-kind. The 8% Subordinated Notes mature on March 31, 2010 and are subordinate and junior to our existing senior secured debt in all respects. We have classified all of our 8% Subordinated Notes as long-term debt at March 31, 2006 and December 31, 2005, because the 8% Subordinated Notes mature on March 31, 2010.

All of our assets are pledged as collateral to secure our indebtedness. Our loans are secured by mortgages on all of our vessels and property and by our accounts receivable and claims. Our loans contain customary default and cross-default provisions and covenants restricting our ability to issue additional capital stock, create additional liens, incur additional indebtedness, enter into affiliate transactions, dispose of assets, make any investments and pay dividends without lender consent. We are also required to maintain certain financial ratios at quarterly determination dates. At March 31, 2006, we were in compliance with all the financial covenants required by our loan and credit facilities. In the event that we do not meet our financial covenants and we are unsuccessful in obtaining waivers of non-compliance, our lenders will have the right to accelerate our debt with them, and cross-default provisions could result in the acceleration of all of our indebtedness.

6.	Loss on Debt Extinguishment

Loss on debt extinguishment of $2.4 million for the three months ended March 31, 2006 relates to the write-off of $1.8 million of the unamortized portion of deferred loan fees and a $636,000 prepayment penalty on the Senior Credit Facilities. The $1.3 million loss on debt extinguishment for the three months ended March 31, 2005 related to the write-off of $759,000 of the unamortized portion of deferred loan fees and $504,000 of the unamortized portion of the debt discount for the 18% Subordinated Notes related to the prepayment of those notes with $3.5 million of proceeds collected as a portion of the Pemex EPC 64 claim.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Commitments and Contingencies

Contractual Disputes and Litigation

In July 2003, we formally submitted total claims to Pemex of approximately $78 million that included unapproved claims for extra work performed related to interferences, interruptions and other delays, as well as claims for additional scope of work performed. We recorded $60.7 million for these claims to the extent of costs. During 2003, we reserved $33.1 million related to our previously recorded outstanding unapproved claims against Pemex. Since that time, our negotiations with Pemex have resulted in a settlement of the non-weather related claims for $9.1 million. We submitted the Pemex EPC 64 claims related to interruptions due to adverse weather conditions to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce in April 2005. On March 27, 2006, we attended a hearing before the arbitrators, at which both parties presented oral and written arguments. We submitted a post-hearing brief on April 12, 2006. The arbitrators are expected to render a decision by the third quarter of 2006, although there is no guaranty that a decision will be rendered in that time frame. We have vigorously pursued our outstanding claims against Pemex. As of March 31, 2006, the carrying value of this claim, included in costs in excess of billings, totaled $18.5 million, net of a $33.1 million allowance for doubtful costs in excess of billings.

On May 18, 2004, our pipelay barge, the Gulf Horizon, caught fire while on tow from the U.S. Gulf of Mexico to Israel to perform the IEC project. In August 2004, the underwriters on the marine hull insurance policy that we purchased to cover physical damage to the Gulf Horizon during the tow filed an action for declaratory judgment in the English High Court seeking a declaration that the policy is void from its inception due to a misrepresentation of risk. We counter-claimed for the total policy limits of $28 million, plus legal and labor expenses. We continue to exchange evidence of experts and witnesses. A trial date is set for June 26, 2006. Management intends to vigorously pursue its claims against the marine hull insurance underwriters.

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

Horizon operates in a single industry segment, the marine construction services industry. Geographic information relating to Horizon’s operations follows (in millions):

	Three Months Ended
	March 31,
	2006	2005

Revenues:
Domestic	$73.1	$12.3
Latin America	10.2	0.3
West Africa	42.7	8.5
Southeast Asia/Mediterranean	3.9	16.2

Total	$129.9	$37.3

Gross Profit(1):
Domestic	$27.4	$(1.2)
Latin America	—	(1.4)
West Africa	8.6	0.9
Southeast Asia/Mediterranean	2.4	4.3

Total	$38.4	$2.6

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	March 31,	December 31,
	2006	2005

Property and Equipment(2):
Domestic	$126.4	$109.6
Latin America	25.1	0.1
West Africa	56.8	58.2
Southeast Asia/Mediterranean	—	18.5

Total	$208.3	$186.4

(1)	Gross profit for each geographic segment includes costs incurred related to idle and stacked equipment.

(2)	Property and equipment includes vessels, property and related marine equipment. Amounts reflect the location of the assets at March 31, 2006 and December 31, 2005. Equipment location changes as needed to meet working requirements. Other identifiable assets include inventory and other long-term assets, and they are primarily located in the domestic region.

9.	Subsequent Events

On April 12, 2006, we effected a 1-for-25 reverse stock split of our issued and outstanding common stock. Upon effectiveness of the reverse stock split, holders of our common stock received one share of common stock for every twenty-five shares of common stock owned. All common share amounts (and per share amounts) in the accompanying financial statements and this Form 10-Q have been adjusted to reflect the 1-for-25 reverse stock split. We have adjusted our stockholders’ equity accounts by reducing our stated capital and increasing our additional paid-in capital by approximately $8,000 as of March 31, 2006 and December 31, 2005, to reflect the reduction in outstanding shares as a result of the reverse stock split. Also on April 12, 2006, we reduced our authorized common stock from 1.5 billion shares to 100 million shares.

On April 28, 2006, we entered into a $30 million revolving credit facility with PNC Bank, National Association (PNC Bank), as agent and lender. The revolving credit facility has a five-year term and matures on April 28, 2011. Advances under the revolving credit facility bear interest at one-month Libor plus a margin ranging from 2.25% to 2.75%, or, at our option, at the prime rate plus a margin ranging from 0% to 0.25%. In addition to monthly interest, we are required to pay monthly maintenance fees for this revolving credit facility. Upon an event of default, the interest rate on outstanding advances increases by 2%. Advances are obtained in accordance with a borrowing base, defined as a percentage of accounts receivable balances and costs in excess of billings. The revolving credit facility contains customary default and cross-default provisions requiring us to maintain certain financial ratios at quarterly determination dates. The revolving credit facility also contains certain covenants restricting our ability to consolidate or merge with another company, create additional liens, enter into certain guarantees, make any loans, pay dividends and incur additional indebtedness, without lender consent.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A. — “Risk Factors” included in our 2005 Annual Report Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements.

General

We provide marine construction services for the offshore oil and gas and other energy related industries in the U.S. Gulf of Mexico, Latin America, Southeast Asia/Mediterranean and West Africa geographic segments.

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

Historically, the level of activity in the marine construction services industry depends primarily on the level of capital expenditures of oil and gas companies in connection with offshore oil and gas field developments. Due to increases in the commodity market and the strong demand for oil and gas, oil and gas companies have significantly increased exploration and production spending, over the past few years. Factors affecting our profitability include competition, equipment and labor productivity, contract estimating, weather conditions and other risks inherent in marine construction.

The marine construction industry in the Gulf of Mexico historically has been highly seasonal with contracts typically awarded in the spring and early summer and performed before the onset of adverse weather conditions in the winter. The scheduling of much of our work is affected by weather conditions and many projects are performed within a relatively short period of time. However, recent capacity constraints due to the high demand for marine construction services in the U.S. Gulf of Mexico have mitigated this historical seasonality.

Overview

In response to higher energy prices for the last several years, oil and gas companies have increased their capital expenditures for offshore drilling activity. In addition, the unprecedented hurricane activity in the U.S. Gulf of Mexico caused significant damage to production platforms and pipelines thereby creating a substantial amount of pipeline and structural repair and salvage work to bring oil and gas production back on-line. As a result, we have experienced a substantial increase in demand for repair and salvage work caused by the hurricane activity in the U.S. Gulf of Mexico. Due to increased capital expenditures for offshore drilling activity and pipeline and structural repair and salvage work, we are currently experiencing significant demand for all of our services, resulting in improved pricing and vessel utilization. Currently, the increased level of activity in the U.S. Gulf of Mexico exceeds the availability of assets and equipment to satisfy this demand. The substantial demand for construction services has also increased prices on offshore construction contracts, thereby contributing to higher gross margins on these contracts. As evidenced by our revenues and gross profit for the first quarter of 2006, we have been able to competitively bid and win jobs at profitable margins. We are bidding and performing the majority of our repair and salvage work in the U.S. Gulf of Mexico on a day-rate basis. Our backlog was $296 million as of March 31, 2006. We have been able to maximize utilization of our vessels, personnel and marine bases due to the demand for offshore construction services, which has impacted our gross profit and margins. Therefore, we are able to recover fixed costs resulting in greater profitability from operations.

Our gross profit was $38.4 million, or 29.5% of contract revenues of $129.9 million, for the three months ended March 31, 2006, resulting in operating income of $30.1 million. For the quarter ended March 31, 2005, our gross profit was $2.6 million, or 7.0% of contract revenues of $37.3 million, resulting in an operating loss of $(3.0) million. The improvement in our operating results is due to our domestic operations in the U.S. Gulf of Mexico, which consists primarily of repair and salvage work. Gross profit on domestic contracts was $27.4 million, or 37.5% of contract revenues of $73.1 million, for the first quarter of 2006. The higher level of activity and improvement in pricing levels and vessel utilization in the U.S. Gulf of Mexico is responsible for the significant increase in our gross profit. Given the demand for repair and salvage work for the substantial damage caused by Hurricane Ivan (September 2004), Hurricane Katrina (August 2005) and Hurricane Rita (September 2005), we anticipate that our vessel utilization and repair and salvage work in the U.S. Gulf of Mexico will remain at high levels through 2006 and 2007.

Net income was $15.5 million, or $0.51 per share-diluted, for the three months ended March 31, 2006, compared with a net loss of $(15.5) million, or $(12.01) per share-diluted, for the quarter ended March 31, 2005.

The completion of our recapitalization plan and debt refinancing during 2005, and continuing in 2006, has also contributed to the improvement in our financial condition. During 2005, we issued 25,960,847 shares of our common stock in exchange for approximately $98 million of subordinated debt. Also, we closed a secured five-year term loan in March 2006 to refinance a portion of our debt maturing in 2006 and 2007. Additionally, on April 28, 2006, we closed a five-year, $30 million revolving credit facility that will provide us with additional financial flexibility. See “Liquidity and Capital Resources,” herein.

Results of Operations

Information relating to Horizon’s operations follows (in millions):

	Three Months Ended March 31,
	2006	2005

Revenues:
Domestic	$73.1	$12.3
Latin America	10.2	0.3
West Africa	42.7	8.5
Southeast Asia/Mediterranean	3.9	16.2

Total	$129.9	$37.3

Gross Profit:
Domestic	$27.4	$(1.2)
Latin America	—	(1.4)
West Africa	8.6	0.9
Southeast Asia/Mediterranean	2.4	4.3

Total	$38.4	$2.6

Quarter Ended March 31, 2006 Compared to the Quarter Ended March 31, 2005

Contract Revenues.  Contract revenues were $129.9 million for the quarter ended March 31, 2006, compared to $37.3 million for the quarter ended March 31, 2005. The increase in revenues for the first quarter of 2006 is primarily due to our domestic operations. Activity levels in the U.S. Gulf of Mexico are higher due to the substantial amount of pipeline and structural repair and salvage work caused by the unprecedented hurricane activity during 2004 and 2005 and because of increased capital expenditures by oil and gas companies in response to higher energy prices. Approximately 78% (or approximately $57 million) of our domestic revenues for the first quarter of 2006 relate to projects for this repair and salvage work. Improved competitive market conditions for our services and resulting pricing levels on contracts for work in the U.S. Gulf of Mexico are responsible for the increase in revenues.

Our contract revenues for West Africa during the quarter ended March 31, 2006 increased, compared with the first quarter of 2005. These revenues reflect the work performed and billed to the West Africa Gas Pipeline Company (WAPCo) under the contract for the installation of the West Africa Gas Pipeline. The revenues and gross profit for West Africa reflect the high productivity achieved on this project during the first quarter of 2006. We expect to substantially complete this project during the third quarter of 2006.

Contract revenues for Latin America increased during the first quarter of 2006, compared with 2005, where we continued work on a significant project for Petróleos Mexicanos (Pemex). We did not perform any significant work for Pemex during the first quarter of 2005. Our revenues for Latin America were lower than expected for the first quarter of 2006, because we experienced decreased productivity on the Pemex project due to vessel scheduling. Due to high demand and the need to fulfill existing contracts in the U.S. Gulf of Mexico, we were unable to mobilize the Atlantic Horizon to Mexico until April 2006. Also, we were unable to mobilize the newly acquired Texas Horizon, a dynamically positioned diving support and deepwater reel pipelay vessel, to Mexico, until late March 2006. The delay in mobilizing these vessels to Mexico contributed to the decreased productivity on the Pemex project for the first quarter of 2006. We expect to substantially complete this project during the third quarter of 2006. During the first quarter of 2006, we completed the engineering and commenced the procurement of 20” and 24” diameter line pipe for another significant project for Pemex. We will begin construction on this new project in May 2006.

The Southeast Asia/Mediterranean revenues for the first quarter of 2006 decreased compared with the first quarter of last year due to the substantial completion of the Israel Electric Corporation (IEC) project during the first part of 2005. Revenues and gross profit for the first quarter of 2006 reflect an improvement in estimated recoveries on Builder’s Risk related repair work on the IEC contract. We currently do not have any vessels located in this geographic area.

Gross Profit.  Gross profit was $38.4 million (29.5% of contract revenues) for the quarter ended March 31, 2006, compared to $2.6 million (7.0% of contract revenues) for the first quarter of 2005. The level of contract revenues for the first quarter of 2006 relative to our operating cost structure has resulted in the recovery of fixed costs and improved margins. Our gross profit and margins have increased due to the increased level of offshore construction activity, improved pricing and greater vessel utilization. Gross profit on domestic contracts was $27.4 million, or 37.5% of contract revenues of $73.1 million, for the first quarter of 2006. Gross profit was $8.6 million, or 20.1% of West Africa revenues of $42.7 million, which reflects higher productivity on the pipelay work performed by the Sea Horizon during the first quarter of 2006. Our Latin American segment was at a break even margin for the first quarter of 2006. The margin was affected by the vessel scheduling delays in mobilizing our vessels from the U.S. Gulf of Mexico to Mexico.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $8.3 million (6.4% of contract revenues) for the three months ended March 31, 2006, compared with $5.6 million (14.9% of contract revenues) for the first quarter of 2005. Although selling, general and administrative expenses for the first quarter of 2006 increased by $2.7 million, compared with the first quarter of 2005, these expenses decreased as a percentage of revenues due to the significant increase in revenues. Selling, general and administrative expenses for the first quarter of 2006 include $1.0 million amortization of deferred compensation expense related to the restricted stock granted during 2005 and $1.3 million recorded under our 2006 bonus plan. Our legal expenses and other costs associated with our ongoing claims increased for the first quarter of 2006, compared to legal expense and costs incurred during the first quarter of last year.

Interest Expense.  For three months ended March 31, 2006, interest expense was $4.1 million, compared to $10.3 million for the three months ended March 31, 2005, as follows (in millions):

	Three Months Ended
	March 31,
	2006	2005

Cash paid for interest	$3.4	$2.3
Interest paid in-kind	0.6	4.2
Accretion in the fair value of the Series A Preferred Stock	—	0.9
Other non-cash charges, net	0.1	2.9

	$4.1	$10.3

Other non-cash charges to interest expense primarily consist of amortization of debt discounts and deferred loan fees. Our total outstanding debt was $141.1 million at March 31, 2006, compared to $186.5 million at March 31, 2005. Interest expense decreased due to lower interest rates on lower outstanding debt balances for the first quarter of 2006.

Interest Income.  Interest income includes interest from cash investments for the three months ended March 31, 2006 and 2005 of $393,000 and $38,000, respectively. Cash investments consist of interest bearing demand deposits and short-term money market investment accounts. Interest income increased due to higher average cash and cash investment balances during the first quarter of 2006.

Loss on Debt Extinguishment.  Loss on debt extinguishment was $2.4 million during the first quarter of 2006 and was related to the write-off of the unamortized portion of deferred loan fees and a prepayment penalty on our senior secured term loans with the holders and affiliates of holders of our Subordinated Notes (the Senior Credit Facilities). Loss on debt extinguishment was $1.3 million during the first quarter of 2005. This amount included the write-offs of $759,000 of the unamortized portion of deferred loan fees and $504,000 of the unamortized portion of the debt discount for the 18% Subordinated Notes related to the prepayment of those notes with $3.5 million of proceeds collected as a portion of the Pemex EPC 64 claim.

Other Income (Expense), Net.  Other income (expense) for the quarters ended March 31, 2006 and 2005 primarily consisted of approximately $(80,000) and $(59,000) of foreign currency loss, respectively. The loss is due to activity in foreign areas that are denominated in local currency and a decline of the U.S. dollar compared to these local currencies.

Income Taxes.  We use the liability method of accounting for income taxes. For the quarter ended March 31, 2006, we recorded an income tax provision of $8.5 million, at a net effective rate of 35.6% on pre-tax income from continuing operations of $24.0 million. For the quarter ended March 31, 2005, we recorded an income tax provision of $0.9 million on pre-tax loss from continuing operations of $(14.6) million. For the first quarter of 2005, the provision for income tax related to foreign taxes on income generated from international operations, and we did not record a tax benefit on pre-tax losses because we recorded an additional valuation allowance to fully offset our net deferred tax assets that were not expected to be realized due to the uncertainty of future taxable income. In June 2005, we experienced an ownership change as defined under Section 382 of the Internal Revenue Code. As a result, we reduced our deferred tax assets pursuant to the Section 382 limitation. Also, the amount of our pre-change of control net operating losses that we may utilize to offset future taxable income is subject to an annual limitation. These limitations on our ability to utilize our net operating loss carryforwards will result in an increase in our federal income tax liability in future taxable periods and will affect our cash flow. Our ability to utilize any net operating loss carryforwards depends on the future profitability of the company, and accordingly, no assurance can be given regarding the ultimate realization of such loss carryforwards.

Net Income (Loss).  Net income for the quarter ended March 31, 2006 was $15.5 million, or $0.51 per share-diluted. This compares with a net loss of $(15.5) million, or $(12.01) per share-diluted for the quarter ended March 31, 2005.

Liquidity and Capital Resources

General

At March 31, 2006, cash and cash equivalents were approximately $22.4 million compared to approximately $43.0 million as of December 31, 2005. At March 31, 2006, we also had approximately $9.6 million of total restricted cash, including interest received, that we are required to maintain related to cash used to secure a letter of credit under the IEC contract. We invest excess cash in highly liquid investments with original maturities of three months or less so that such funds are readily available for operating purposes. We believe that our existing cash and cash equivalents and cash expected to be generated from future operations will be sufficient to meet our capital and operating requirements at least through the next twelve months.

Our cash requirements are greatest at the beginning of new projects because we incur mobilization expenses and other start-up costs. We also require substantial cash to complete all or a portion of the majority of our projects before receiving payment from the customer. The timing of start-up costs incurred and progress billings on large contracts in accordance with contract terms and milestones and the collections of the related contract receivables may increase our working capital requirements. Additionally, our future capital requirements will depend primarily on the demand for offshore construction services by the oil and gas industry based on the continued need for repair and salvage work and the level of capital expenditures by oil and gas companies for developmental construction.

Recent Events

On February 17, 2006, we completed the acquisition of the Texas Horizon, a dynamically positioned diving support and deepwater reel pipelay vessel. We paid the purchase price of $23 million with $12 million cash and financed the balance of $11 million with a term debt facility from General Electric Capital Corporation (GE Capital). On March 9, 2006, we entered into a $77.4 million secured term loan facility with the CIT Group, as agent and lender. With the proceeds from this term loan, we repaid outstanding debt maturing in March 2006, our related party term debt under the Senior Credit Facilities maturing in March 2007 and paid closing costs and fees. On April 28, 2006, we entered into a $30 million revolving credit facility with PNC Bank, National Association (PNC Bank), as agent and lender. The revolving credit facility has a five-year term and matures on April 28, 2011. See “Indebtedness” below for additional details on these recent financial transactions.

Cash Flows

Cash used in operations was $(3.3) million for the first quarter of 2006 compared to cash provided by operations of $3.9 million for the first quarter of 2005. Cash used in operations is primarily attributable to the increase in contract receivables associated with the higher levels of contract activity and revenues during the first quarter of 2006. Cash provided by operations for the quarter ended March 31, 2005 was primarily attributable to the billing and subsequent collection on the IEC and Pemex projects, the settlement of the Iroquois claim in March 2005 and the requirement that we pay interest on the Subordinated Notes in-kind with additional Subordinated Notes.

Cash used in investing activities was $(13.7) million for the first quarter of 2006 compared to cash used in investing activities of $(0.4) million for the first quarter of 2005. The increase in cash used in investing activities is attributable to the acquisition of the Texas Horizon, a dynamically positioned diving support and deepwater reel pipelay vessel that we purchased in February 2006. We paid the purchase price of $23 million with $12 million cash and financed the remaining $11 million balance with a term debt facility.

Cash used in financing activities was $(3.6) million for the first quarter of 2006 compared to cash used in financing activities of $(34.1) million for the first quarter of 2005. Cash used in financing activities for the three months ended March 31, 2006 related to recurring principal payments on our outstanding debt. On March 9, 2006, we repaid $74.7 million of outstanding debt (inclusive of accrued interest) maturing in March 2006 and our Senior Credit Facilities maturing in March 2007 with proceeds from a secured term loan facility with the CIT Group. For the three months ended March 31, 2005, cash used in financing activities was for recurring principal payments on our outstanding debt and to repay our two revolving credit facilities with Southwest Bank in February 2005.

Working Capital

As of March 31, 2006, we had working capital of $79.7 million, compared to $74.1 million of working capital at December 31, 2005. The increase in working capital was primarily attributable to an increase in contract receivables associated with the higher level of revenues and contract activity for the first quarter of 2006, partially offset by a decrease in costs in excess of billings. Cash and cash equivalents also decreased as of March 31, 2006 due to the funds used to purchase the Texas Horizon, as well as funds used to procure the pipe for our Pemex project scheduled to begin in May 2006.

Indebtedness

At March 31, 2006, we had approximately $141.1 million of total outstanding debt, including outstanding borrowings of $76.5 million under our CIT Group term loan, $51.5 million on five other term-debt facilities and $13.1 million on our remaining 8% Subordinated Notes, including paid in-kind interest. The outstanding debt at March 31, 2006 represents an increase of approximately $11.0 million from the outstanding amount of debt at December 31, 2005. This increase in debt is due to the additional credit facility we entered into to purchase the Texas Horizon. At March 31, 2006, $29.6 million of our debt is classified as current because it matures within the next twelve months or the asset securing the indebtedness is classified as current. Interest rates for our outstanding debt vary from the one-month commercial paper rate plus 2.45% to one-month Libor plus 4.80% (6.8% to 9.3%) at March 31, 2006, and our average interest rate at March 31, 2006 was 8.9% per annum. Our term-debt borrowings require approximately $1.3 million in total monthly principal payments.

On February 17, 2006, we completed the acquisition of the Texas Horizon, a dynamically positioned diving support and deepwater reel pipelay vessel. The purchase price was $23 million of which we paid $12 million cash and financed the balance of $11 million with a term debt facility from GE Capital. The loan is payable in eleven quarterly installments of $0.9 million beginning May 1, 2006 plus interest at an annual rate of three-month Libor plus 3.50%. The loan matures on February 1, 2009. The loan is secured by a mortgage on the vessel and contains customary events of default and covenants restricting our ability to incur additional indebtedness or create additional liens, make any investments, dispose of assets, pay any dividends and enter into affiliate transactions without lender consent. We are also required to maintain certain financial ratios at quarterly determination dates. Upon an event of default under the GE Capital term loan, the interest rate increases by 2.00%.

On March 9, 2006, we entered into a $77.4 million secured term loan facility with the CIT Group, as agent and lender (inclusive of closing costs and fees of approximately $2.7 million). This facility is an asset-based financing, which matures over a 60 month period. We used the proceeds from this term loan to repay existing debt and to pay closing costs and fees. This refinancing enables us to retain working capital and provides the financial resources required to pursue and support our construction projects and operations.

The $77.4 million credit facility bears interest at one-month Libor plus 4.5% and is payable in installments of $0.9 million, plus interest, for the first 24 months beginning March 31, 2006. For the next 35 months, the monthly payments are $0.6 million, plus interest. The remaining principal and any unpaid interest are due at maturity on March 9, 2011. We are also required to repay $5.0 million either upon the earlier of the (i) receipt of proceeds from our Pemex claim or Gulf Horizon insurance claim or (ii) on March 31, 2008. The loan is secured by mortgages on most of our vessels and contains customary events of default, cross-default provisions and covenants restricting our ability to create additional liens, consolidate or merge with another company, incur additional indebtedness, enter into certain charter agreements, dispose of assets, repay certain indebtedness, enter into affiliate transactions, enter into certain lease agreements, pay dividends or operate the vessels that collateralize this new term loan outside the Gulf of Mexico (including U.S. waters, Mexican waters and international waters therein) without lender consent. We are also required to maintain certain financial ratios at quarterly determination dates, including a fixed charge coverage ratio, as defined, of not less than 1.33 to 1 (determined by dividing EBITDA (earnings before interest, taxes, depreciation and amortization) by the sum of current maturities of long-term debt, cash interest and tax expense on a rolling four quarter basis). Upon an event of default under the new CIT Group term loan, the interest rate increases by 2.50%.

Our 8% Subordinated Notes accrue interest annually at 8% payable in-kind. The 8% Subordinated Notes mature on March 31, 2010 and are subordinate and junior to our existing senior secured debt, in all respects. We have classified all of our 8% Subordinated Notes as long-term debt at March 31, 2006 and December 31, 2005, because the 8% Subordinated Notes mature on March 31, 2010.

On April 28, 2006, we entered into a $30 million revolving credit facility with PNC Bank as agent and lender. The revolving credit facility has a five-year term and matures on April 28, 2011. Advances under the revolving credit facility bear interest at one-month Libor plus a margin ranging from 2.25% to 2.75%, or, at our option, at the prime rate plus a margin ranging from 0% to 0.25%. In addition to monthly interest, we are required to pay monthly maintenance fees for this revolving credit facility. Upon an event of default, the interest rate on outstanding advances increases by 2%. Advances are obtained in accordance with a borrowing base, defined as a percentage of accounts receivable balances and costs in excess of billings. The revolving credit facility contains customary default and cross-default provisions requiring us to maintain certain financial ratios at quarterly determination dates. The revolving credit facility also contains certain covenants restricting our ability to consolidate or merge with another company, create additional liens, enter into certain guarantees, make any loans, pay dividends and incur additional indebtedness, without lender consent.

All of our assets are pledged as collateral to secure our indebtedness. Our loans are secured by mortgages on all of our vessels and property and by our accounts receivable and claims. Our loans contain customary default and cross-default provisions and covenants restricting our ability to issue additional capital stock, create additional liens, incur additional indebtedness, enter into affiliate transactions, dispose of assets, make any investments and pay dividends without lender consent. We are also required to maintain certain financial ratios at quarterly determination dates. At March 31, 2006, we were in compliance with all the financial covenants required by our loan and credit facilities. In the event that we do not meet our financial covenants and we are unsuccessful in obtaining waivers of non-compliance, our lenders will have the right to accelerate our debt with them, and cross-default provisions could result in the acceleration of all of our indebtedness.

Claims and Litigation

We submitted the Pemex EPC 64 claims related to interruptions due to adverse weather conditions to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce in April 2005. On March 27, 2006, we attended a hearing before the arbitrators, at which both parties presented oral and written arguments. We submitted a post-hearing brief on April 12, 2006. The arbitrators are expected to render a decision by the third quarter of 2006, although there is no guaranty that a decision will be rendered in that time frame. We have vigorously pursued our outstanding claims against Pemex. As of March 31, 2006, the carrying value of this claim, included in costs in excess of billings, totaled $18.5 million, net of a $33.1 million allowance for doubtful costs in excess of billings.

The underwriters on the marine hull insurance policy purchased to cover physical damage to the Gulf Horizon filed an action for declaratory judgment in the English High Court seeking a declaration that the policy is void from its inception due to a misrepresentation of the risk. We counter-claimed for the total policy limits of $28 million, plus legal and labor expenses. We continue to exchange evidence of experts and witnesses. A trial date is set for June  26, 2006.

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

Contractual Obligations and Capital Expenditures

We have fixed debt service and lease payment obligations under notes payable and operating leases for which we have material contractual cash obligations. Interest rates on our debt vary from the one-month commercial paper rate plus 2.45% to one-month Libor plus 4.8% (6.8% to 9.3%) at March 31, 2006, and our average interest rate at March 31, 2006, was 8.9%. The following table summarizes our long-term material contractual cash obligations, including interest payments calculated at the effective interest rate at March 31, 2006, on variable rate debt and the interest rate on our fixed rate debt (in thousands):

	Remainder
	of 2006	2007	2008	2009	2010	Thereafter	Total

Principal and interest payments on debt	$35,151	$92,545	$30,668	$18,337	$46,669	$29,334	$252,704
Operating leases	1,860	2,471	2,268	133	140	96	6,968

	$37,011	$95,016	$32,936	$18,470	$46,809	$29,430	$259,672

Our estimated planned capital expenditures for the remainder of 2006 range from approximately $11 million to $14 million and are primarily related to vessel improvements required for specific project needs and scheduled dry-docks. The actual amount expended will depend upon available funds, work awarded and future operating activity.

Forward-Looking Statements

In addition to historical information, Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements regarding events and financial trends that may affect our future operating results and financial position. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

•	our ability to meet our significant debt service and other obligations;

•	our ability to finance our capital requirements;

•	our ability to comply with our financial and other covenants in the future;

•	the potential impairment of our assets in the future;

•	our potential to incur operating losses in the future;

•	the outcome of the arbitration of our claims against Pemex;

•	the outcome of litigation with the underwriters of the insurance coverage on the Gulf Horizon;

•	our largest stockholders may continue to have a significant degree of influence over us;

•	our business in highly cyclical;

•	oil and gas prices are volatile and price declines may affect us;

•	industry volatility, including the level of capital expenditures by oil and gas companies due to fluctuations in the price, and perceptions of the future price, of oil and gas;

•	contract bidding risks, including those involved in performing projects on a fixed-price basis and extra work performed outside the original scope of work, and the successful negotiation and collection of such contract claims;

•	the highly competitive nature of the marine construction business;

•	our operations in the U.S. Gulf of Mexico may be adversely impacted by tropical storms and hurricanes;

•	operating hazards, including the unpredictable effect of natural occurrences on operations, such as hurricanes and other hazards associated with maritime activities, and the significant possibility of accidents resulting in personal injury and property damage;

•	seasonality of the offshore construction industry in the U.S. Gulf of Mexico;

•	risks involved in expanding our operations into international offshore oil and gas producing areas, where we have not been operating previously;

•	our dependence on the continued strong working relationships with significant customers operating in the U.S. Gulf of Mexico;

•	percentage-of-completion accounting;

•	the continued active participation of our executive officers and key operating personnel;

•	our ability to obtain and retain highly skilled personnel;

•	the effect on our performance of regulatory programs and environmental matters; and

•	a possible terrorist attack or armed conflict.

Many of these factors are beyond our ability to control or predict. We caution investors not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update the forward-looking statements contained in this report, whether as a result of receiving new information, the occurrence of future events or otherwise.

These and other uncertainties related to the business are described in detail under the heading “Risk Factors” in our 2005 Form 10-K. The information presented in Part II. Item 1A. Risk Factors below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2005 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk exposures consist primarily of interest rate and exchange rate fluctuation on financial instruments, as detailed below. Our market risk sensitive instruments are classified as “other than trading.” The following sections address the significant market risks associated with our financial activities for the three months ended March 31, 2006. Our exposure to market risk, as discussed below, includes “forward-looking statements” and represents estimates of possible changes in fair values, future earnings or cash flows that would occur, assuming hypothetical future movements in interest rates or foreign currency exchange rates.

As of March 31, 2006, the carrying value of our debt, including accrued interest, was approximately $141.1 million. The fair value of this debt approximates the carrying value because the interest rates on a portion of our debt are based on floating rates established by reference to market rates. The fair value of our 8% Subordinated Notes approximates the carrying value because the fixed interest rate charged approximates the rates at which we can currently borrow. We have $13.1 million aggregate principal amount of 8% Subordinated Notes at a fixed 8% interest rate. A hypothetical 1% increase in the applicable floating interest rates as of March 31, 2006 would increase our annual interest expense by approximately $1.3 million.

We collect revenues and pay local expenses in foreign currency. We manage foreign currency risk by attempting to contract as much foreign revenue as possible in U.S. dollars. All of our revenues from foreign contracts, except for a portion generated from our contracts with Pemex, are denominated in U.S. dollars. We monitor the exchange rate of our foreign currencies, in order to mitigate the risk from foreign currency fluctuations. We receive payment in foreign currency equivalent to the U.S. dollars billed, which is converted to U.S. dollars that day or the day following payment. We recognized an $(80,000) net foreign currency loss due to activity in foreign areas denominated in local currency and a decline of the U.S. dollar compared to these local currencies for the three months ended March 31, 2006. Additional exposure could occur if we perform more international contracts.

The level of construction services required by a customer depends on the size of its annual capital expenditure budget for construction. Consequently, customers that account for a significant percentage of contract revenues in one year may represent an immaterial percentage of contract revenues in subsequent years.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this quarterly report, were effective in ensuring that the information required to be included in reports we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported to timely alert them to material information relating to us. There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In July 2003, we formally submitted total claims to Pemex of approximately $78 million that included unapproved claims for extra work performed related to interferences, interruptions and other delays, as well as claims for additional scope of work performed. We recorded $60.7 million for these claims to the extent of costs. During 2003, we reserved $33.1 million related to our previously recorded outstanding unapproved claims against Pemex. Since that time, our negotiations with Pemex have resulted in a settlement of the non-weather related claims for $9.1 million. We submitted the Pemex EPC 64 claims related to interruptions due to adverse weather conditions to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce in April 2005. On March 27, 2006, we attended a hearing before the arbitrators, at which both parties presented oral and written arguments. We submitted a post-hearing brief on April 12, 2006. The arbitrators are expected to render a decision by the third quarter of 2006, although there is no guaranty that a decision will be rendered in that time frame. We have vigorously pursued our outstanding claims against Pemex. As of March 31, 2006, the carrying value of this claim, included in costs in excess of billings, totaled $18.5 million, net of a $33.1 million allowance for doubtful costs in excess of billings.

On May 18, 2004, our pipelay barge, the Gulf Horizon, caught fire while on tow from the U.S. Gulf of Mexico to Israel to perform the IEC project. In August 2004, the underwriters on the marine hull insurance policy that we purchased to cover physical damage to the Gulf Horizon during the tow filed an action for declaratory judgment in the English High Court seeking a declaration that the policy is void from its inception due to a misrepresentation of risk. We counter-claimed for the total policy limits of $28 million, plus legal and labor expenses. We continue to exchange evidence of experts and witnesses. A trial date is set for June 26, 2006. Management intends to vigorously pursue its claims against the marine hull insurance underwriters.

We are involved in various routine legal proceedings primarily involving claims for personal injury under the Jones Act and general maritime laws, which we believe are incidental to the conduct of our business. We believe that none of these proceedings, if adversely determined, would have a material adverse effect on our business or financial condition.

Item 1A.	Risk Factors

Item 1A, “Risk Factors” of our 2005 Form 10-K includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2005 Form 10-K.

Our business is highly cyclical.

As a provider of marine construction services, we depend on our customers’ willingness to make capital expenditures for developmental construction. If these expenditures decline, our business will suffer. Our customers’ willingness to make these expenditures depends largely upon prevailing industry conditions and their perceptions of future conditions. As a result, it is possible that the current increased demand for our services may be temporary. Historically, our industry has been highly cyclical with the level of offshore marine construction activity has fluctuating substantially. Any extended period of low level of demand for our services, especially on the U.S. outer continental shelf in the Gulf of Mexico, is likely to materially and adversely affect us in many ways by negatively impacting:

•	revenues, profitability and cash flows;

•	the fair market value of our fleet of marine equipment;

•	our ability to maintain or increase our borrowing capacity; and

•	our ability to obtain additional capital to finance our business, and the cost of capital.

Oil and gas prices are volatile and price declines may affect us.

Oil and gas prices have historically been volatile. Any reduction in oil and gas prices would likely affect the demand for our marine construction services. Expected trends in developmental construction activity may not continue and demand for our services may not reflect the level of activity in the industry. Since most of our construction activity in the U.S. Gulf of Mexico supports the production of natural gas, a substantial reduction in gas prices may have an adverse impact on our business, even if oil prices remain strong. We have experienced in the past, and may experience in the future, significant fluctuation in our revenues, profitability and cash flow primarily as a result of commodity price changes. In addition, reduction in commodity price levels or industry budgets could reduce demand for developmental construction and adversely affect our revenues, profitability and cash flow. Worldwide political, economic and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. Accordingly, oil and gas prices are expected to continue to be volatile in the future. Many factors beyond our control affect oil and gas prices, including:

•	the cost of exploring for, producing and delivering oil and gas;

•	the discovery rate of new oil and gas reserves;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and natural gas transportation capacity;

•	the ability of oil and natural gas companies to raise capital;

•	actions by OPEC, the Organization of Petroleum Exporting Countries;

•	political instability in the Middle East and other major oil and gas producing regions;

•	economic conditions in the United States and elsewhere;

•	governmental regulations, both domestic and foreign;

•	domestic and foreign tax policy;

•	weather conditions in the United States and elsewhere;

•	the pace adopted by foreign governments for the exploration, development and production of their oil and gas reserves;

•	the price of foreign imports of oil and gas; and

•	the overall supply and demand for oil and gas.

Our ability to finance our debt obligations and capital requirements depends on generating sufficient cash flow from our operations.

We require substantial working capital to fund our business and meet our debt service and other obligations. Our ability to generate cash in the future depends on demand for construction services by the oil and gas industry as a result of the levels of capital expenditures by oil and gas companies and on competitive, general economic, financial, and many other factors that are beyond our control. It is important that we successfully perform our marine construction projects, continue to obtain additional projects and collect payments for the work we perform.

We cannot provide assurance that we will always be able to generate sufficient operating cash flow to provide us with the working capital required to support our operations and we may experience periodic cash demands that exceed our operating cash flow. Our failure to generate sufficient operating cash flow to provide adequate working capital would have a material adverse effect on our business, results of operations and financial condition.

We have a history of losses and may incur losses in the future.

We have a history of losses. We incurred net losses of $72.5 million, $63.6 million and $71.1 million in the fiscal years ended December 31, 2003, 2004 and 2005, respectively. Our profitability in the future will depend on many factors, but largely on our ability to obtain and successfully perform additional marine construction projects. As a result, we may not be profitable in the future. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our operations in the Gulf of Mexico may be adversely impacted by tropical storms and hurricanes.

Tropical storms, hurricanes and the threat of tropical storms and hurricanes will often result in the shutdown of oil and gas operations in the U.S. Gulf of Mexico and offshore Mexico within the projected path of the tropical storms or hurricanes. During these periods, we are unable to perform operations and our marine equipment is shut down. Additionally, tropical storms or hurricanes may cause evacuations of personnel and damage to our marine equipment and facilities. The shutdowns, related evacuations and potential damage create unpredictability in activity, which can have a material adverse impact on our business, financial condition, results of operations and cash flow.

We operate in a highly competitive industry in which price competition is intense.

Our business is highly competitive because construction companies operating offshore compete vigorously for available projects. These projects are typically awarded on a competitive bid basis, and are awarded to the lowest bidding company. The fact that marine construction equipment is mobile and can be moved from one market area to another in response to market conditions heightens the competition in our industry. This competitive bid process could adversely affect our international expansion strategy and the likelihood of being awarded projects in areas where we have not performed operations. Marine construction companies compete primarily on a regional basis, and the intensity of competition may vary significantly from region to region at any particular time. If demand for marine construction services improves in an area where we operate, our competitors may respond by moving additional marine construction vessels from other areas. The introduction of additional marine equipment from other areas could rapidly intensify competition and reduce profitability and make any improvement in demand short-lived.

Several of our competitors and potential competitors are larger and have greater financial and other resources. In order to protect their market share and discourage new entrants, competitors with greater financial resources may be willing to sustain losses on certain projects. As a result, some companies may bid contracts at rates below us just to win bids and keep us out of the market area. By discouraging new entrants into market areas, these competitors can help ensure a steady stream of revenue which they can use to maintain their vessels and also increase vessel utilization rates. These factors may adversely affect the number of contracts that are awarded to us and the profit margins on those contracts. Additionally, as a result of the competitive bidding process, our significant customers vary over time.

The outcome of our arbitration with Pemex, litigation with the underwriters of the insurance coverage of the Gulf Horizon, and the outcome of any future arbitration and litigation may adversely affect our liquidity and financing requirements.

In April 2005, we submitted our remaining Pemex EPC 64 contract claim to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce. On March 27, 2006, we attended a hearing before the arbitrators, at which both parties presented oral and written arguments. We submitted a post-hearing brief on April 12, 2006. Additionally, we have a June 2006 trial date with the underwriters on the policy for marine hull insurance covering physical damage to the Gulf Horizon. A failure to recover our $18.5 million claim from Pemex or our $28 million claim with the underwriters on the policy for the Gulf Horizon will place pressure on our liquidity. If we do not recover the $18.5 million carrying value of our claim from Pemex, we will need to take additional write-offs against our receivables, in addition to those write-offs that we have already recorded.

The seasonality of the marine construction industry may adversely affect our operations.

Historically, the greatest demand for marine construction services in the U.S. Gulf of Mexico has been during the period from May to September. This seasonality of the construction industry in the U.S. Gulf of Mexico is due to the weather conditions and the historical timing of capital expenditures by oil and gas companies to circumvent these weather conditions. As a result, revenues are typically higher in the summer months and lower in the winter months. Although we pursue business opportunities in international areas that we believe will offset the seasonality in the U.S. Gulf of Mexico, we cannot be sure that any international work will offset the seasonality of our operations in the U.S. Gulf of Mexico.

If we are unable to attract and retain skilled workers, our business will be adversely affected.

Our operations depend substantially upon our ability to retain and attract highly skilled personnel to operate and provide technical services and support for our business. Competition for the skilled and other labor required for marine construction services has intensified due to increased demand for these services during 2005 and continuing into 2006, and the supply is extremely limited. As a result of the cyclical nature of our industry as well as the physically demanding nature of the work, skilled workers may also choose to pursue employment in other fields. Our ability to be productive and profitable depends in part on our ability to employ and retain skilled workers. A significant increase in the wages paid or benefits offered by competing employers could result in a reduction in our skilled labor force, increases in our employee costs, or both. Although competition for skilled and other labor has not materially affected us to date, shortages of qualified personnel and related factors described above could adversely affect our results of operations in the future, such as diminishing our capacity, profitability and potential for growth.

Operating hazards may increase our operating costs and we have limited insurance coverage.

Offshore construction involves a high degree of operational risk. Risks of vessels capsizing, sinking, grounding, colliding and sustaining damage from severe weather conditions are inherent in offshore operations. These hazards may cause significant personal injury or property damage, environmental damage, and suspension of operations. As a result, we may be named as a defendant in lawsuits involving potentially large claims. We maintain what we believe is prudent insurance protection against the risk of physical loss or damage to our property and against the risk of liabilities to third parties. We do not carry business interruption insurance on our assets because we do not believe that it is economically feasible. We cannot assure that our insurance will be sufficient or effective under all circumstances. For example, in May 2004, the Gulf Horizon caught fire while on tow from the U.S. Gulf of Mexico to Israel. This event has had a negative impact on our revenues, profitability and liquidity, and our $28 million claim against the underwriters on the policy covering this vessel remains unresolved.

Item 4.	Submission of Matters to a Vote of Security Holders

On January 27, 2006, our stockholders holding an aggregate of 72.1% of the outstanding shares of our common stock approved by written consent an amendment to our certificate of incorporation to effect a reverse stock split of the issued and outstanding common stock on a ratio of one-for-twenty-five (1-for-25). We effected the reverse stock split on April 12, 2006. Any fractional shares resulting as a result of the reverse stock split will be rounded to the next highest whole number of shares. The stockholders also approved an amendment to our certificate of incorporation decreasing the number of authorized shares of common stock from 1,500,000,000 shares to 100,000,000 shares. In connection with the execution of this written consent, we filed an information statement on Schedule 14C with the SEC on March 21, 2006 in the manner required by Rule 14c-2(b) under the Securities Exchange Act of 1934, informing our stockholders of this approval.

On January 12, 2006, our stockholders holding an aggregate of 72.1% of the outstanding shares of our common stock approved by written consent an amendment to our 2005 Stock Incentive Plan to provide for grants of stock options to the Company’s non-employee directors. In connection with the execution of this written consent, we filed an information statement on Schedule 14C with the SEC on March 21, 2006 in the manner required by Rule 14c-2(b) under the Securities Exchange Act of 1934, informing our stockholders of this approval.

Item 6.	Exhibits

Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed September 19, 2005)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 13, 2006)
3.3	Bylaws of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed September 19, 2005)
4.1	Specimen of Common Stock Certificate (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 13, 2006)
10.1	Amendment to Horizon Offshore, Inc.’s 2005 Stock Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 13, 2006)*
10.2	Form of Director Stock Option Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 13, 2006)*
10.3	Revolving Credit and Security Agreement, dated April 28, 2006, by and among PNC Bank, National Association, as lender and as agent, and Horizon Offshore, Inc., Horizon Offshore Contractors, Inc., HOC Offshore, S. De R.L. De C.V., Horizon Marine Contractors (Malaysia) Sdn Bhd, PT Horizon Offshore Indonesia, Horizon Marine Construction (Mauritius) Ltd., And Horizon Marine Construction Ltd., as Borrowers (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 4, 2006)
10.4	First Amendment to Amended and Restated Purchase Agreement, dated April 28, 2006 (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 4, 2006)
10.5	First Amendment to Amended and Restated Purchase Agreement, dated April 28, 2006 (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 4, 2006)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON OFFSHORE, INC.

By:	/s/ RONALD D. MOGEL
Ronald D. Mogel
Vice President and Chief Financial Officer

Date: May 8, 2006

INDEX TO EXHIBITS

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed September 19, 2005)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 13, 2006)
3.3	Bylaws of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed September 19, 2005)
4.1	Specimen of Common Stock Certificate (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 13, 2006)
10.1	Amendment to Horizon Offshore, Inc.’s 2005 Stock Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 13, 2006)*
10.2	Form of Director Stock Option Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 13, 2006)*
10.3	Revolving Credit and Security Agreement, dated April 28, 2006, by and among PNC Bank, National Association, as lender and as agent, and Horizon Offshore, Inc., Horizon Offshore Contractors, Inc., HOC Offshore, S. De R.L. De C.V., Horizon Marine Contractors (Malaysia) Sdn Bhd, PT Horizon Offshore Indonesia, Horizon Marine Construction (Mauritius) Ltd., And Horizon Marine Construction Ltd., as Borrowers (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 4, 2006)
10.4	First Amendment to Amended and Restated Purchase Agreement, dated April 28, 2006 (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 4, 2006)
10.5	First Amendment to Amended and Restated Purchase Agreement, dated April 28, 2006 (Incorporated by reference to the Company’s Current Report on Form 8-K filed May 4, 2006)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

*	Management Contract or Compensatory Plan or Arrangement