Form 10-Q
period 2006-06-30
HORIZON OFFSHORE INC
filed 2006-08-09
CIK 1051431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐          No ☑
      The number of shares of the registrant’s common stock, $0.00001 par value per share, outstanding as of August 2, 2006 was 32,375,258.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005

	(Unaudited)
	(In thousands, except
	share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,052	$42,960
Restricted cash	1,775	4,055
Accounts receivable —
Contract receivables	66,675	43,423
Costs in excess of billings, net	107,704	90,229
Insurance receivable	14,300	—
Other	2,748	1,209
Other current assets	3,657	6,622

Total current assets	253,911	188,498
PROPERTY AND EQUIPMENT, net	204,623	186,416
RESTRICTED CASH	7,967	7,967
OTHER ASSETS	21,534	19,840

	$488,035	$402,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,491	$15,474
Accrued liabilities	10,265	6,617
Accrued job costs	61,127	56,085
Billings in excess of costs	2,715	7,386
Current maturities of long-term debt	20,342	26,130
Current taxes payable	4,384	2,687

Total current liabilities	112,324	114,379
LONG-TERM DEBT, net of current maturities	97,977	27,340
RELATED PARTY TERM DEBT	—	63,794
SUBORDINATED NOTES	13,364	12,845
DEFERRED INCOME TAXES	4,863	—
OTHER LIABILITIES	677	877

Total liabilities	229,205	219,235
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.00001 par value, 100,000,000 shares authorized, 32,375,258 shares issued and outstanding and 30,384,871 shares issued, respectively	—	—
Deferred compensation	—	(8,333)
Additional paid-in capital	415,261	382,239
Accumulated deficit	(156,435)	(188,776)
Treasury stock, none and 10,031 shares, respectively	—	(1,644)
Accumulated other comprehensive income	4	—

Total stockholders’ equity	258,830	183,486

	$488,035	$402,721

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(Unaudited)
	(In thousands, except share and per share data)
CONTRACT REVENUES	$156,940	$70,504	$286,885	$107,850
COST OF CONTRACT REVENUES	117,654	61,380	209,208	96,130

Gross profit	39,286	9,124	77,677	11,720
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,065	6,994	17,323	12,562
GAIN ON INSURANCE SETTLEMENT	(14,300)	—	(14,300)	—
RESERVE FOR CLAIMS AND RECEIVABLES	18,458	1,711	18,458	1,711

Operating income (loss)	26,063	419	56,196	(2,553)
OTHER:
Interest expense	(3,540)	(6,555)	(7,625)	(16,869)
Interest income	399	264	792	302
Loss on debt extinguishment	—	(21,875)	(2,402)	(23,138)
Other income (expense), net	(12)	20	(37)	(37)

NET INCOME (LOSS) BEFORE INCOME TAXES	22,910	(27,727)	46,924	(42,295)
INCOME TAX PROVISION	6,040	11	14,583	916

NET INCOME (LOSS)	$16,870	$(27,738)	$32,341	$(43,211)

EARNINGS (LOSS) PER SHARE —
BASIC AND DILUTED:
Net income (loss) per share — basic	$0.57	$(15.24)	$1.09	$(27.77)

Net income (loss) per share — diluted	$0.55	$(15.24)	$1.06	$(27.77)

WEIGHTED AVERAGE SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
BASIC	29,604,003	1,820,398	29,582,058	1,556,051
DILUTED	30,419,709	1,820,398	30,397,567	1,556,051
The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2006	2005

	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$32,341	$(43,211)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Depreciation and amortization	13,034	8,620
Gain on insurance settlement	(14,300)	—
Net gain on sale of assets	(25)	(13)
Reserve for claims and receivables	18,458	1,711
Deferred income taxes	4,863	—
Paid in-kind interest on subordinated notes and related party term debt	842	4,934
Amortization of subordinated debt discount recorded as interest expense	—	3,320
Amortization of deferred loan fees recorded as interest expense	518	2,031
Adjustment of mandatorily redeemable preferred stock charged to interest expense	—	855
Stock-based compensation expense	4,430	—
Expense recognized for issuance of treasury stock for 401(k) plan contributions	—	98
Loss on debt extinguishment	2,402	23,138
Changes in operating assets and liabilities —
Restricted cash	2,280	(126)
Accounts receivable	(24,791)	20,206
Costs in excess of billings	(35,933)	(14,837)
Billings in excess of costs	(4,671)	(6,973)
Other assets	447	(6,562)
Accounts payable	(1,983)	(18,545)
Accrued and other liabilities	278	(2,705)
Accrued job costs	5,042	3,480
Current taxes payable	1,697	351

Net cash provided by (used in) operating activities	4,929	(24,228)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and additions to property and equipment	(15,750)	(539)
Proceeds from sale of assets	25	300

Net cash used in investing activities	(15,725)	(239)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term debt	(12,730)	(6,596)
Principal payments under related party term debt	(548)	—
Proceeds from issuance of related party term debt	—	44,233
Payments on revolving credit facilities	—	(27,299)
Principal payments on subordinated notes	—	(3,481)
Deferred loan fees	(403)	(3,077)
Proceeds from issuance of common and preferred stock, net	38,561	1
Stock option and warrant transactions and other	8	32

Net cash provided by financing activities	24,888	3,813

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,092	(20,654)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,960	37,975

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57,052	$17,321

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$6,381	$4,698
Cash paid for income taxes	$8,023	$540
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Repayment of debt and accrued interest with proceeds of additional debt	$74,679	$25,767
Purchase of vessel with long term debt	$11,000	$—
Capital expenditures for property and equipment included in accrued liabilities	$3,507	$500
Payment of deferred loan fees, closing costs and fees through issuance of term debt	$2,721	$—
The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation
      Horizon Offshore, Inc., a Delaware corporation, and its subsidiaries (references to “Horizon”, “company,” “we” or “us” are intended to refer to Horizon Offshore, Inc. and its subsidiaries) provide marine construction services for the offshore oil and gas and other energy related industries. During the six months ended June 30, 2006, we provided construction services domestically in the U.S. Gulf of Mexico, and internationally in our Latin America, West Africa and Southeast Asia/ Mediterranean geographic segments. These services primarily consist of laying, burying or repairing marine pipelines for the transportation of oil and gas; providing hook-up and commissioning services; and installing and salvaging production platforms and other marine structures. Historically, our projects are performed on a fixed-price basis or a combination of a fixed-price and day-rate basis, in the case of extra work to be performed under the contract. Due to the damage caused by the hurricane activity during 2004 and 2005, we are performing the majority of our repair and salvage work in the U.S. Gulf of Mexico on a day-rate basis because of the nature and often indeterminate scope of the repairs. From time to time, we also perform projects on a cost-reimbursement basis.
      The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP), which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the company’s financial position as of June 30, 2006 and December 31, 2006, the statements of operations for the three and six months ended June 30, 2006 and 2005, and the statements of cash flows for the six months ended June 30, 2006 and 2005. Although management believes the unaudited interim disclosures in these unaudited consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the SEC). The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2006. The unaudited consolidated interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 15, 2006 (2005 Form 10-K), as amended by our Current Report on Form 8-K filed with the SEC on June 9, 2006.
      On April 12, 2006, we effected a 1-for-25 reverse stock split of our issued and outstanding common stock. All common share amounts (and per share amounts) for prior periods in the accompanying financial statements and this Form 10-Q have been adjusted to reflect the 1-for-25 reverse stock split.
      In June 2006, the Nasdaq Listing Qualifications Department approved our application for listing of our common stock on The Nasdaq National Market. Our common stock began trading on The Nasdaq National Market effective at the opening of the market on Monday, June 12, 2006, under the symbol “HOFF.”

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Customers
      We have domestic and international operations in one industry segment, the marine construction services industry. We currently operate in four geographic segments. See Note 9 for geographic information. Customers accounting for more than 10% of consolidated revenues for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Customer	2006	2005	2006	2005

Customer A	35%	—%	23%	—%
Customer B	12%	25%	22%	24%
Customer C	17%	—%	15%	—%
Customer D	4%	34%	10%	23%
Customer E	—%	6%	2%	14%
Customer F	—%	16%	—%	11%
      The amount of revenue accounted for by a customer depends on the level of construction services we perform for the customer, which is based on the size of its capital expenditure budget and our ability to bid for and obtain the work. Consequently, customers who account for a significant portion of our contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years. We generally derive the revenues associated with our Latin America geographic segment from our work for Petróleos Mexicanos (Pemex), the Mexican national oil company. Our West Africa geographic segment revenues are currently derived from one customer, West Africa Gas Pipeline Company. The loss of these customers would have had a material adverse effect on our Latin America and West Africa geographic segments. We currently have no assets located in our West Africa geographic segment because the Sea Horizon has completed its scope of work under the contract in this region.

Concentration of Credit Risk
      Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We control our exposure to credit risk associated with these instruments by placing our financial interests with credit-worthy financial institutions and performing services for national oil companies, major and independent oil and gas companies, energy companies and their affiliates. However, the concentration of customers in the energy industry may impact our overall credit exposure, either positively or negatively, because these customers may be similarly affected by changes in economic or other conditions. As of June 30, 2006 and December 31, 2005, two and three customers accounted for 68% and 75%, respectively, of total billed and unbilled receivables. No other single customer accounted for more than 10% of accounts receivable as of June 30, 2006 and December 31, 2005.

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

Interest Expense
      For the six months ended June 30, 2006, interest expense includes charges related to cost of capital and other financing charges related to our outstanding debt, amortization of deferred loan fees over the term of the respective debt, and paid in-kind interest on our subordinated notes due March 31, 2010 (the 8% Subordinated Notes) and two secured term loans originally due March 31, 2007 (the Senior Credit Facilities) prior to refinancing the Senior Credit Facilities during the first quarter of 2006.
      For the six months ended June 30, 2005, interest expense includes charges related to cost of capital and other financing charges related to our outstanding debt, amortization of deferred loan fees over the term of the respective debt, and paid in-kind interest on our 16% and 18% subordinated secured notes originally due March 31, 2007 (collectively, the Subordinated Notes), the 8% Subordinated Notes and the Senior Credit

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Facilities. In addition, interest expense includes amortization of debt discount related to our Subordinated Notes over their term and recognition of the change from the previous reporting date in the fair value of our former Series A Redeemable Participating Preferred Stock (the Series A Preferred Stock), which was subject to mandatory redemption.

Cash and Cash Equivalents
      Cash and cash equivalents include interest bearing demand deposits and highly liquid investments with original maturities of three months or less. As of June 30, 2006 and December 31, 2005, cash held in foreign bank accounts equaled approximately $0.8 million and $0.5 million, respectively.

Accounts Receivable
      We have significant investments in billed and unbilled receivables as of June 30, 2006. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax and value added tax, if applicable. Allowances for doubtful accounts and estimated nonrecoverable costs primarily provide for losses that may be sustained on unapproved change orders and claims. In estimating the allowance for doubtful accounts, we evaluate our contract receivables and costs in excess of billings and thoroughly review historical collection experience, the financial condition of our customers, billing disputes and other factors. When we ultimately conclude that a receivable is uncollectible, the balance is charged against the allowance for doubtful accounts.
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
      As of June 30, 2006 and December 31, 2005, there was no allowance for doubtful contract receivables. On July 7, 2005, we settled all claims related to the suit filed against Williams Oil Gathering LLC for breach of contract and wrongful withholding of amounts due to us for services provided on a pipeline project in 2003, and we recorded a $1.7 million reserve for the settlement of this claim during the second quarter of 2005.
      As of June 30, 2006 and December 31, 2005, the allowance for doubtful costs in excess of billings was $51.6 million and $33.1 million, respectively. On August 4, 2006, we received notification that an arbitral panel in Mexico rejected our claims against Pemex. These claims were related to interruptions due to adverse weather conditions in connection with Pemex’s EPC 64 project. In July 2003, we formally submitted total claims to Pemex of approximately $78 million that had a carrying value of $60.7 million, which represented our costs of these claims. These claims included unapproved claims for extra work performed related to interferences, interruptions and other delays, as well as claims for additional scope of work performed. During 2003, we reserved $33.1 million related to our previously recorded outstanding unapproved claims against Pemex. Since that time, we settled the non-weather related claims for $9.1 million. In April 2005, we submitted the weather related claims to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce. The claims were presented to the arbitral panel on March 27, 2006. In their ruling, the arbitrators concluded that the contract precludes recovery for weather related interruptions. Accordingly, as of June 30, 2006, we reserved the remaining carrying value for these claims of $18.5 million.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the six months ended June 30, 2006 and 2005, we did not write-off any receivables against the allowances for doubtful accounts. We will record the actual write-off of the $56.1 million included in costs in excess of billings related to the Pemex claims against the allowance for doubtful accounts during the quarter ended September 30, 2006.

Other Assets
      Other assets consist of the following (in thousands):

	June 30,	December 31,
	2006	2005

Capitalized dry-dock costs	$16,668	$15,770
Deferred loan fees	2,611	2,408
Deposits	319	276
Inventory	92	167
Other	1,844	1,219

	$21,534	$19,840

      Dry-dock costs are direct costs associated with scheduled major maintenance on our marine construction vessels. We capitalized the costs incurred in connection with dry-dockings generally over the five-year cycle to the next scheduled dry-docking. We incurred and capitalized dry-dock costs of $4.4 million and $5.4 million for the six months ended June 30, 2006 and 2005, respectively. The dry-dock costs capitalized for the six months ended June 30, 2006 relate primarily to the surveys and inspections performed on the Pecos Horizon, Lone Star Horizon and American Horizon to maintain their class certifications. The dry-dock costs capitalized for the first six months of 2005 relate primarily to the costs incurred from the special hull surveys performed on the Sea Horizon and the Pacific Horizon by the American Bureau of Shipping.
      Loan fees paid in connection with new loan facilities are deferred and amortized over the term of the respective loans. The amortization of the deferred loan fees is recorded as interest expense in the accompanying consolidated statements of operations. We incurred and capitalized $2.5 million in closing fees during the six months ended June 30, 2006 primarily in connection with the closing of a term loan with The CIT Group/ Equipment Financing, Inc. (the CIT Group) on March 9, 2006 and a revolving credit facility with PNC Bank, National Association (PNC Bank) on April 28, 2006. During the first quarter of 2006, we wrote off $1.8 million of the unamortized portion of deferred loan fees related to the repayment of the Senior Credit Facilities and other debt with proceeds from the new CIT Group term loan. During the six months ended June 30, 2005, we incurred and capitalized $3.0 million in closing fees in connection with closing the loans under the Senior Credit Facilities on March 31, 2005. During the first quarter of 2005, we wrote-off $759,000 of the unamortized portion of deferred loan fees for the Subordinated Notes related to the prepayment of those notes with $3.5 million of proceeds collected from Pemex. The write-off of the unamortized portion of deferred loan fees is included in loss on debt extinguishment in the accompanying consolidated statements of operations for the three and six months ended June 30, 2006 and 2005.
      Deposits consist of security deposits on office leases as of June 30, 2006 and December 31, 2005.
      Inventory consists of production platforms and other marine structures received, from time to time, as partial consideration for salvage projects performed in the U.S. Gulf of Mexico and are held for resale. We obtained our current inventory of platforms and structures in 2002.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash
      Total restricted cash of $9.7 million represents $9.1 million cash used to secure a letter of credit under the completed Israel Electric Corporation (IEC) contract, plus interest received. We expect to receive final acceptance of the project from the customer by the end of the third quarter of 2006. This acceptance triggers the release of a specified percentage of the cash expended to secure the IEC letter of credit, as well as the commencement of an 18 month warranty period. The restriction on the remaining funds will be released 60 days after the end of the warranty period if no defect is discovered, and 24 months after the completion of the warranty work if a defect is discovered. The amount expected to be released within twelve months is classified as a current asset. Restricted cash is not considered as cash or cash equivalents for purposes of the accompanying consolidated balance sheets and statements of cash flows.

Stock-Based Compensation
      On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)), which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25). SFAS No. 123(R) requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.
      Prior to the adoption of SFAS No. 123(R), we accounted for stock-based compensation awards using the intrinsic value method of APB No. 25. Accordingly, we did not recognize compensation expense in our statement of operations for options we granted to employees that had an exercise price equal to the market value of the underlying common stock on the date of grant. However, we did record compensation expense related to options issued to non-employees pursuant to SFAS No. 123 and for restricted stock issued based on the market value of our stock at the date of grant. As required by SFAS No. 123, we also provided certain pro forma disclosures for stock-based awards as if the fair-value-based approach of SFAS No. 123 had been applied.
      We elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, we have applied the provisions of SFAS No. 123(R) to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, we recognize compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that were outstanding as of January 1, 2006, as the remaining service is rendered. The compensation cost we record for these awards is based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS No. 123.
      We recognized pre-tax compensation cost for stock-based employee compensation related to stock options. As a result of the adoption of SFAS No. 123(R), our financial results were lower than under our previous accounting method for stock-based employee compensation by the following amounts (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Operating income	$190	$221
Net income before income taxes	$190	$221
Net income	$125	$156
Net income per share — basic	$—	$—
Net income per share — diluted	$—	$—

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our pre-tax compensation cost for stock-based employee compensation related to restricted stock was $2.2 million and $4.2 million, respectively, for the three and six months ended June 30, 2006. For the three and six months ended June 30, 2006, we recognized $0.7 million and $1.4 million in tax benefits for these costs.
      Prior to the adoption of SFAS No. 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation costs (excess tax benefits) be classified as financing cash flows. No such excess tax benefits were recorded for the six months ended June 30, 2006.
      The following table illustrates the effect on net loss and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to the adoption of SFAS No. 123(R) on January 1, 2006 (in thousands, except per share data).

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net loss, as reported	$(27,738)	$(43,211)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(76)	(208)

Pro forma net loss	$(27,814)	$(43,419)

Earnings (loss) per share — Basic and Diluted:
As reported	$(15.24)	$(27.77)
Pro forma	$(15.28)	$(27.90)
      The fair value of options granted is estimated on the date of grant using the Black-Scholes single option pricing model based on (i) expected option life (in years), (ii) expected volatility and (iii) risk-free interest rate. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. Expected volatility is based on historical volatility of Horizon’s stock. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. We have not historically paid any dividends and do not expect to in the future.
      The following assumptions were used to estimate the fair value using the Black-Scholes single option pricing model as of the grant date for the options granted during the six months ended June 30, 2006 (no options were granted during the six months ended June 30, 2005):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Expected option life (in years)	5	5
Expected volatility	105%	105%
Risk-free interest rate	4.84%	4.84%

Income Taxes
      We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (SFAS No. 109). SFAS No. 109 requires the recognition of income tax expense for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance to be recorded against our net deferred tax

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
asset. Our effective tax rate for the three and six months ended June 30, 2006 was 26.4% and 31.1%, respectively. The current provision for income tax is based upon the current tax laws and our interpretation of these laws, as well as the probable outcomes of any foreign or domestic tax audits. We have assessed the change in tax law regarding the Texas Margin Tax, and have determined the impact of such change to be immaterial. The value of any net deferred tax asset depends upon our estimates of the amount and category of future taxable income reduced by the amount of any tax benefits that we do not expect to realize. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus impacting our financial position and results of operations. Certain past changes in ownership have limited our ability to realize portions of our net operating loss carryforwards, and future changes in ownership may further limit the amount and availability of our net operating loss carryforward. We compute deferred income taxes using the liability method. We provide for them on all temporary differences between the financial-reporting basis and the tax basis of our assets and liabilities by applying enacted statutory tax rates, applicable to future years. Allowable tax credits are applied currently as reductions to the provisions for income taxes.
      Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carryforwards against its post-change of control income may be limited. On June 10, 2005, we completed a debt-for-equity exchange transaction (the Exchange Transaction) that we entered into with the holders of all of our Subordinated Notes. The Exchange Transaction in 2005 constituted an ownership change under Section 382 of the Internal Revenue Code. Under Section 382, as a result of this ownership change, the amount of our pre-change of control net operating losses that we may utilize to offset future taxable income is subject to an annual limitation. Following the Exchange Transaction, our ability to utilize our net operating loss carryforwards incurred prior to June 2005 is subject to an annual limitation of approximately $0.5 million. We estimate that the amount of pre-June 2005 net operating losses that we can utilize during the loss carryforward period that expires beginning in 2016 is limited to approximately $10 million under Section 382, supplemented by an additional $19.7 million of net unrealized built-in gains. In 2005, we reduced our gross deferred tax asset and valuation allowance to reflect the reduced amount of net operating losses available under this limitation. In addition, sales of large blocks of our common stock by our stockholders during the first and second quarters of 2006, along with the shares of common stock sold in connection with our public offering completed on June 28, 2006, may have caused an “ownership change” as defined under Section 382 of the Internal Revenue Code. Any Section 382 limitation resulting from these transactions would not affect our ability to utilize the full amount of our net operating loss carryforwards incurred from the Exchange Transaction through June 28, 2006. However, these limitations may affect the timing of our ability to utilize our pre-change of control net operating loss carryforwards in future taxable periods. This could result in an increase in our federal income tax liability and could affect our cash flow.

Other Comprehensive Income
      Other than the interest rate swap described below, we have no items representing other comprehensive income under SFAS No. 130, “Reporting Comprehensive Income.”
      Interest Rate Swap — In May 2006, we entered into an interest rate swap agreement with PNC Bank to reduce our exposure to market risks from variable interest rates on approximately $35 million of our debt. We did not use this agreement for speculative or trading purposes. The interest rate swap effectively converts the variable interest rate on approximately $35 million of our debt into fixed rate debt with a 9.99% interest rate. The interest rate swap qualifies as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). Therefore, changes in the fair market value of the swap agreement are reflected in other comprehensive income. Any differences paid or received on the interest rate swap agreement are recognized as an adjustment to interest expense over the life of the swap,

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
thereby adjusting the effective interest rate on the underlying obligation. At June 30, 2006, the fair value of the derivative instrument was $4,000, which is reflected in other assets and accumulated other comprehensive income in the accompanying consolidated balance sheet.

Reclassifications
      Certain prior period amounts within non-current assets have been reclassified to conform to the presentation shown in the consolidated financial statements as of June 30, 2006.

Recent Accounting Pronouncements
      In May 2005, the Financial Accounting Standards Board (FASB) issued (SFAS) No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 requires retroactive application for reporting a change in accounting principle, in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and how to report a change when retrospective application is impracticable. Although the correction of an error in previously issued financial statements is not an accounting change, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, due to this similarity, SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. We adopted SFAS No. 154 on January 1, 2006 and expect that the adoption of SFAS No. 154 in fiscal 2006 will not have a significant impact on our financial position, results of operations or cash flow.
      In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS No. 155), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. We adopted SFAS No. 155 as of March 1, 2006, and the standard did not have an impact on our financial statements.
      In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	PROPERTY AND EQUIPMENT:
      Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2006	2005

Barges, vessels, and related equipment	$250,613	$223,232
Land and buildings	19,694	19,694
Machinery and equipment	245	245
Office furniture and equipment	6,808	6,509
Leasehold improvements	4,192	4,192

	281,552	253,872
Less — accumulated depreciation	(76,929)	(67,456)

Property and equipment, net	$204,623	$186,416

      During the six months ended June 30, 2006, we incurred $27.7 million of capital expenditures primarily related to the acquisition of and upgrades to the Texas Horizon that we purchased in February 2006.
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
      Depreciation on our other fixed assets is provided using the straight-line method based on the following estimated useful lives:

Buildings	15 years
Machinery and equipment	8-15 years
Office furniture and equipment	3-5 years
Leasehold improvements	3-10 years
      Depreciation expense is included in the following expense accounts (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Cost of contract revenues	$4,646	$2,630	$8,916	$4,501
Selling, general and administrative expenses	275	317	557	647

	$4,921	$2,947	$9,473	$5,148

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	STOCKHOLDERS’ EQUITY:

Authorized Shares and Reverse Stock Split
      At our 2005 annual meeting of stockholders in September 2005, our stockholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of voting common stock from 100,000,000 to 1,500,000,000. In January 2006, our stockholders approved an amendment to our certificate of incorporation to (i) effect a reverse stock split of the issued and outstanding common stock on a ratio of 1-for-25 and (ii) decrease the number of authorized shares of common stock from 1,500,000,000 shares to 100,000,000 shares. On the close of business on April 12, 2006, the reverse stock split and the decrease in authorized shares of common stock became effective. As of December 31, 2005, we adjusted our stockholders’ equity accounts by reducing our stated capital and increasing our additional paid-in capital by approximately $8,000, to reflect the reduction in outstanding shares as a result of the reverse stock split.

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

Earnings Per Share
      Earnings per share data for all periods presented have been computed pursuant to SFAS No. 128, “Earnings Per Share” that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2006, we had outstanding options covering an aggregate of 119,962 shares of common stock, of which 79,361 shares were exercisable. Restricted stock grants are legally considered issued and outstanding, and are included in both basic and diluted EPS only to the extent that they are vested. Nonvested shares of restricted stock are included in the computation of diluted EPS using the treasury stock method. Excluded from the computation of diluted EPS for the three and six months ended June 30, 2006 are options to purchase 117,562 shares of common stock, at a weighted average price of $131.86 per share. Excluded from the computation of diluted EPS for the three and six months ended June 30, 2005 are options to purchase 108,525 shares of common stock at a weighted average price of $178.75 per share and 22,165,574 shares of our common stock issuable upon the conversion of our former Series B Mandatorily Convertible Redeemable Preferred Stock (the Series B Preferred Stock), as they would be anti-dilutive in the computation of diluted EPS.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents information necessary to calculate earnings per share for the three and six months ended June 30, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Net income (loss)	$16,870	$(27,738)	$32,341	$(43,211)
Average common shares outstanding	29,604	1,820	29,582	1,556

Basic earnings (loss) per share	$0.57	$(15.24)	$1.09	$(27.77)

Average common and dilutive potential common shares outstanding:
Average common shares outstanding	29,604	1,820	29,582	1,556
Unvested restricted stock and assumed exercise of stock options	816	—	816	—

	30,420	1,820	30,398	1,556

Diluted earnings (loss) per share	$0.55	$(15.24)	$1.06	$(27.77)

Restricted Stock
      On September 15, 2005, we issued 1,086,943 shares of restricted stock under our 2005 Stock Incentive Plan (the 2005 Incentive Plan) to key members of our management team. These shares of restricted stock vest in four equal installments. The first two installments vested on September 30, 2005 and July 6, 2006, respectively, and the remaining two installments vest on July 6, 2007 and 2008. We recorded deferred compensation of $12.5 million as a reduction to stockholders’ equity for this restricted stock grant based on a closing price of $11.50 per share on the date of grant. On September 30, 2005, 271,736 shares of restricted stock vested. During the third and fourth quarters of 2005, we amortized $4.2 million of deferred compensation expense. In accordance with the terms of the restricted stock agreements, and at the election of the participants, we withheld and retired 71,874 of these vested shares to satisfy their related tax withholding obligations, which we remitted to the appropriate taxing authorities. The deferred compensation balance at December 31, 2005 was $8.3 million.
      As of June 30, 2006, there was $6.3 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.0 years. Prior to the January 1, 2006 adoption of SFAS 123(R), we accounted for restricted stock awards under APB No. 25. APB No. 25 required the full value of restricted stock awards to be recorded in stockholders’ equity with a deferred compensation balance recorded within equity for the unrecognized compensation cost. SFAS 123(R) requires any deferred compensation related to these earlier awards to be eliminated against the appropriate equity accounts. Accordingly, the deferred compensation balance of $8.3 million at December 31, 2005 was reclassified to additional paid-in capital on January 1, 2006. During the three and six months ended June 30, 2006, we recognized $1.0 million and $2.1 million of compensation cost related to the restricted stock issued in 2005, respectively, which is reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations.
      On March 7, 2006, our compensation committee established the performance goals for our officers and key employees for fiscal year 2006 under our 2006 Annual Incentive Compensation Plan (the 2006 Compensation Plan), which includes a restricted stock component. The award of restricted stock to our executive officers and selected managers will be based on an amount by which our net income exceeds specified net income goals. Shares of restricted stock will be distributed based on each restricted stock award pool participant’s pro rata percentage of cash bonuses paid to all participants in the restricted stock award pool.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the three and six months ended June 30, 2006, we recorded $1.1 million and $2.1 million of stock-based compensation, respectively, related to the expected achievement of our net income goals for 2006. Of this amount, $0.8 million and $1.6 million, respectively, is included in selling, general and administrative expenses and $0.3 million and $0.5 million, respectively, is included in cost of contract revenues in the accompanying consolidated statement of operations for the three and six months ended June 30, 2006. Upon award of the restricted stock pursuant to the 2006 Compensation Plan, 50% of the shares will vest on the date of grant, 30% will vest on the first anniversary of the date of grant and 10% will vest each on the second and third anniversaries of the date of grant. Any of these restricted stock awards will be granted pursuant to the 2005 Incentive Plan.

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

Private Placement of Common Stock
      On December 19, 2005, we issued 2,106,000 shares of our common stock to several accredited investors resulting in net proceeds of $18.8 million after deducting $1.2 million for commissions and other expenses. We used the net proceeds for working capital and general corporate purposes. We filed a registration statement in February 2006 registering the resale of the shares of common stock issued in this private placement.

Public Offering of Common Stock
      On June 28, 2006, we completed the sale of 2,000,000 shares of common stock in an underwritten public offering. Certain of our stockholders participating in the offering also sold 6,500,000 shares of common stock on June 28, 2006, and an additional 1,275,000 shares of common stock on July 17, 2006.
      We received net proceeds of $38.6 million in the public offering after deducting $2.4 million in underwriting discount and expenses. Between June and July 2006, we used $15.3 million of the $38.6 million in net proceeds to repay debt, including accrued interest, and intend to use the remaining proceeds to fund capital expenditures and working capital requirements. We did not receive any of the proceeds from the sale of our common stock by the participating stockholders.

2005 Incentive Plan
      At our 2005 annual meeting of stockholders, our stockholders approved the 2005 Incentive Plan. Under the 2005 Incentive Plan, 2.8 million shares of our common stock are authorized for issuance. The 2005 Incentive Plan will remain in effect until all awards granted thereunder have been satisfied, through the grant of various types of incentives. The 2005 Incentive Plan provides for grants of stock options to directors,

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
executive officers, other employees and certain non-employee consultants. The compensation committee of the board of directors establishes the terms of the option awards (including vesting schedules). On September 15, 2005, 1,086,943 shares of restricted stock were granted to key members of our management team under the 2005 Incentive Plan. On April 12, 2006, 40,000 options to purchase shares of our common stock were granted under the 2005 Incentive Plan. For stock-based compensation grants, we recognize as compensation expense the fair market value of such grants as calculated pursuant to SFAS No. 123(R).
      At June 30, 2006, we had 1,744,931 shares of common stock remaining for issuance under the 2005 Incentive Plan. No additional grants will be made under previously existing stock-based compensation plans.
      In the first quarter of 2006, we adopted SFAS No. 123(R). SFAS No. 123(R) mandates expense recognition for stock options and other types of equity-based compensation based on the fair value of the options at the grant date, therefore, we recognized stock-based compensation expense related to stock options of $190,000, and $221,000, respectively, for the three and six months ended June 30, 2006, using the modified prospective method under SFAS No. 123(R). Of this amount, $189,000 and $213,000, respectively, is included in selling, general and administrative expenses and $1,000 and $8,000, respectively, is included in cost of contract revenues in the accompanying consolidated statement of operations for the three and six months ended June 30, 2006.
      We received cash from options exercised during the six months ended June 30, 2006 of $8,000. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

Treasury Stock
      On March 10, 2006, we retired the 10,031 outstanding shares of our treasury stock, which assume the status of authorized and unissued shares of our common stock. As of December 31, 2005, treasury stock consisted of 10,031 shares at a cost of $1.6 million.

4.	RELATED PARTY TRANSACTIONS:
      In August 1998, we entered into a master services agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates, L.P. and Elliott International L.P. (collectively, the Elliott Companies), to charter certain marine vessels from Odyssea. Taken together, the Elliott Companies hold a substantial portion of our outstanding common stock. As of June 30, 2006, we owed Odyssea $6.6 million for charter services, compared to $1.9 million at June 30, 2005. Odyssea billed Horizon and Horizon paid Odyssea for services rendered under the master services agreement as follows (in millions).

	Six Months Ended
	June 30,

	2006	2005

Amount billed to Horizon	$9.2	$3.0
Amount paid to Odyssea	$8.5	$4.7
      On March 31, 2005, we closed the loans under the Senior Credit Facilities for $30 million and $40 million, respectively, with Manchester Securities Corp., an affiliate of Elliott Associates, L.P. and under common management with Elliott International, L.P., and other holders or affiliates of holders of our Subordinated Notes and beneficial owners of our common stock. On March 9, 2006, we entered into a loan agreement with the CIT Group and used a portion of the proceeds from this term loan to repay $64.4 million for principal, accrued interest and a prepayment penalty under the Senior Credit Facilities.
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
      As of June 30, 2006, the remaining $13.4 million of outstanding 8% Subordinated Notes are held by Elliott Associates, L.P. and Lloyd I. Miller, III and his affiliates (collectively, Miller), each of which were at least 5% beneficial owners of our common stock on June 30, 2006, as follows (in millions):

Elliott Associates, L.P.	$4.8
Miller	3.6
Other	5.0

$13.4

5.     DEBT:
      At June 30, 2006, we had approximately $131.7 million of total outstanding debt, including outstanding borrowings of $68.8 million under our CIT Group term loan, $49.5 million on five other term-debt facilities and $13.4 million on our remaining 8% Subordinated Notes, including paid in-kind interest. The outstanding debt at June 30, 2006 represents an increase of approximately $1.6 million from the outstanding amount of debt at December 31, 2005. This increase in debt is due to the additional credit facility that we entered into in February 2006 to purchase the Texas Horizon (as described below), offset by a repayment of a portion of our CIT Group term loan with a portion of the net proceeds from our public offering of common stock on June 28, 2006. At June 30, 2006, $20.3 million of our debt is classified as current because of payments due within the next twelve months. Interest rates for our outstanding debt vary from the one-month commercial paper rate plus 2.45% to a fixed rate of 9.99% (7.3% to 9.99%) at June 30, 2006, and our average interest rate at June 30, 2006 was 9.2% per annum. In May 2006, we entered into an interest rate swap agreement to effectively convert the variable interest rate on approximately $35 million of our debt into fixed rate debt with a 9.99% interest rate. Our term-debt borrowings require approximately $1.3 million in total monthly principal payments.
      On February 17, 2006, we completed the acquisition of the Texas Horizon, a dynamically positioned diving support and deepwater reel pipelay vessel. The purchase price was $23 million of which we paid $12 million cash and financed the balance of $11 million with a term debt facility from General Electric Capital Corporation (GE Capital). The loan was originally payable in eleven quarterly installments of $0.9 million beginning May 1, 2006 plus interest at an annual rate of three-month Libor plus 3.50%, maturing on February 1, 2009. In July 2006, we used a portion of the net proceeds from our public offering of common stock to repay this term debt facility. See Note 10.
      On March 9, 2006, we entered into a loan agreement with the CIT Group pursuant to which we borrowed approximately $77.4 million in asset-based financing (inclusive of closing costs and fees of approximately $2.7 million). The term loan matures over a 60 month period. We used the proceeds from this term loan to repay outstanding debt maturing in March 2006, our related party term debt under the Senior Credit Facilities maturing in March 2007 and to pay closing costs and fees. The $77.4 million CIT Group term loan is payable in monthly installments of $0.9 million for the first 24 months beginning March 31, 2006. For the next 35 months, the monthly payments decrease to $0.6 million plus interest at an annual rate of one-month Libor plus 4.50%, with a balloon payment due at maturity on March 9, 2011. On June 29, 2006, we repaid an additional $5.0 million due under this term loan with a portion of the net proceeds from our public stock offering.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On April 28, 2006, we entered into a $30 million revolving credit facility with PNC Bank, as agent and lender. The revolving credit facility has a five-year term and matures on April 28, 2011. Advances under the revolving credit facility bear interest at one-month Libor plus a margin ranging from 2.25% to 2.75%, or, at our option, at the prime rate plus a margin ranging from 0% to 0.25%. In addition to monthly interest, we are required to pay monthly maintenance fees for this revolving credit facility. Upon an event of default, the interest rate on outstanding advances increases by 2%. Advances are obtained in accordance with a borrowing base, defined as a percentage of accounts receivable balances and costs in excess of billings. At June 30, 2006, we had no borrowings outstanding under this revolving credit facility, and we had $30 million available based upon the borrowing base calculation.
      On June 29, 2006, we amended our term-debt facility secured by our marine base at Port Arthur, Texas with GE Capital, as successor-in-interest to SouthTrust Bank, to extend the maturity date to June 29, 2011 at an annual interest rate of one-month Libor plus 3.50%. The term debt facility is payable in 60 monthly installments of $86,000 commencing on July 30, 2006. As of June 30, 2006, the balance under this facility was $5.2 million.
      Our 8% Subordinated Notes accrue interest annually at 8% payable in-kind. The 8% Subordinated Notes mature on March 31, 2010 and are subordinate and junior to our existing senior secured debt in all respects. We have classified all of our 8% Subordinated Notes as long-term debt at June 30, 2006 and December 31, 2005, as these notes mature on March 31, 2010.
      All of our assets are pledged as collateral to secure our indebtedness. Our loans are secured by mortgages on all of our vessels and property and by our accounts receivable and claims. Our loans contain customary default and cross-default provisions and covenants restricting our ability to issue additional capital stock, create additional liens, incur additional indebtedness, enter into affiliate transactions, dispose of assets, make any investments and pay dividends without lender consent. We are also required to maintain certain financial ratios at quarterly determination dates. At June 30, 2006, we were in compliance with all the financial covenants required by our loan and credit facilities. In the event that we do not meet our financial covenants and we are unsuccessful in obtaining waivers of non-compliance, our lenders will have the right to accelerate our debt with them, and cross-default provisions could result in the acceleration of all of our indebtedness.

6.	GAIN ON INSURANCE SETTLEMENT:
      On May 18, 2004, our pipelay barge, the Gulf Horizon, caught fire while on tow from the U.S. Gulf of Mexico to Israel to perform the IEC project. In August 2004, the underwriters on the marine hull insurance policy that we purchased to cover physical damage to the Gulf Horizon during the tow filed an action for declaratory judgment in the English High Court seeking a declaration that the policy is void from its inception due to a misrepresentation of risk. During 2004, we recorded an impairment loss of $20.3 million on the Gulf Horizon to reflect its current market value of $2.0 million. We counter-claimed for the total policy limits of $28 million, plus legal and sue and labor expenses. On June 30, 2006, we settled our claims against the underwriters on the marine hull insurance policy covering physical damage to the Gulf Horizon. Under the terms of the settlement, the underwriters agreed to pay us $14.3 million for all claims related to the suit, and we recorded a $14.3 million gain on the insurance settlement. We received all amounts due under the settlement on July 28, 2006.

7.	LOSS ON DEBT EXTINGUISHMENT:
      Loss on debt extinguishment of $2.4 million for the six months ended June 30, 2006 relates to the write-off of $1.8 million of the unamortized portion of deferred loan fees and a $636,000 prepayment penalty on the Senior Credit Facilities during the first quarter of 2006. Loss on debt extinguishment of $21.9 million from the Exchange Transaction during the second quarter of 2005 reflects the write-off of the unamortized portion of the deferred loan fees of $5.5 million and debt discount of $16.4 million. During the first quarter of 2005, we

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
wrote-off $759,000 of the unamortized portion of deferred loan fees and $504,000 of the unamortized portion of debt discount for the Subordinated Notes related to the $3.5 million prepayment of those notes.

8.	COMMITMENTS AND CONTINGENCIES:

Operating Leases
      We lease approximately 89,000 square feet of office space for our corporate headquarters located in Houston, Texas. During the second quarter of 2006, we extended our lease agreement for our corporate headquarters through November 2015. In addition, we lease approximately 57,000 square feet of office space in various international locations under leases expiring in 2007. We recognize rent expense on a straight-line basis over the term of the lease, considering rent escalation provisions and periods when no rent payment is required.

Contractual Disputes and Litigation
      In July 2003, we formally submitted total claims to Pemex of approximately $78 million that had a carrying value of $60.7 million, which represented our costs of these claims. These claims included unapproved claims for extra work performed related to interferences, interruptions and other delays, as well as claims for additional scope of work performed. During 2003, we reserved $33.1 million related to our previously recorded outstanding unapproved claims against Pemex. Since that time, our negotiations with Pemex have resulted in a settlement of the non-weather related claims for $9.1 million. In April 2005, we submitted the Pemex EPC 64 claims related to interruptions due to adverse weather conditions to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce. On March 27, 2006, we attended a hearing before the arbitrators, at which both parties presented oral and written arguments. We submitted a post-hearing brief on April 12, 2006. On August 4, 2006, we received notice that an arbitral panel in Mexico rejected our weather related claims against Pemex under the EPC 64 contract. As of June 30, 2006, we reserved the remaining carrying value for these claims of $18.5 million.
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
      Horizon operates in a single industry segment, the marine construction services industry. Geographic information relating to Horizon’s operations follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Revenues:
Domestic	$66.6	$50.3	$139.8	$62.6
Latin America	70.0	—	80.2	0.3
West Africa	19.5	17.9	62.2	26.5
Southeast Asia/ Mediterranean	0.8	2.3	4.7	18.5

Total	$156.9	$70.5	$286.9	$107.9

Gross Profit(1):
Domestic	$26.4	$11.2	$53.8	$10.0
Latin America	19.9	(1.7)	19.9	(3.1)
West Africa	(6.8)	2.1	1.8	3.0
Southeast Asia/ Mediterranean	(0.2)	(2.5)	2.2	1.8

Total	$39.3	$9.1	$77.7	$11.7

	As of

	June 30,	December 31,
	2006	2005

Property and Equipment(2):
Domestic	$122.6	$109.6
Latin America	43.6	0.1
West Africa	0.4	58.2
Southeast Asia/ Mediterranean	38.0	18.5

Total	$204.6	$186.4

(1)	Gross profit for each geographic segment includes costs incurred related to idle and stacked equipment.

(2)	Property and equipment includes vessels, property and related marine equipment. Amounts reflect the location of the assets at June 30, 2006 and December 31, 2005. Equipment location changes as necessary to meet working requirements. Other identifiable assets include inventory and other long-term assets, and are primarily located in the domestic region.

10.	SUBSEQUENT EVENTS:
      On July 5, 2006, we used a portion of the net proceeds from our public offering of common stock to repay our term-debt facility to GE Capital secured by the Texas Horizon in the amount of $10.3 million, including accrued interest.
      On August 4, 2006, we received notice that an arbitral panel in Mexico rejected our weather related claims against Pemex under the EPC 64 contract. As of June 30, 2006, we reserved the remaining carrying value for these claims of $18.5 million and have subsequently written-off the receivable against the allowance for doubtful costs in excess of billings.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
      You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A. — “Risk Factors” included in our 2005 Annual Report on Form 10-K, as amended. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. All share and per share amounts for prior periods have been adjusted to reflect the one-for-twenty-five reverse stock split we effected on April 12, 2006.
General
      We provide marine construction services for the offshore oil and gas and other energy related industries in the U.S. Gulf of Mexico, Latin America, Southeast Asia/ Mediterranean and West Africa.
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
      Historically, the level of activity in the marine construction services industry depends primarily on the level of capital expenditures of oil and gas companies in connection with offshore oil and gas field developments. Due to increases in the commodity market and the strong demand for oil and gas, oil and gas companies have significantly increased their offshore exploration, development and construction activity over the past few years. Factors affecting our profitability include competition, equipment and labor productivity, contract estimating, weather conditions and other risks inherent in marine construction.
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

Overview
      In response to higher energy prices for the last several years, oil and gas companies have increased their capital expenditures for offshore drilling activity. In addition, the unprecedented hurricane activity in the U.S. Gulf of Mexico caused significant damage to production platforms and pipelines, thereby creating a substantial amount of pipeline and structural repair and salvage work to bring oil and gas production back on-line. As a result, we have experienced a substantial increase in demand for repair and salvage work caused by the hurricane activity in the U.S. Gulf of Mexico. Due to increased capital expenditures for offshore drilling activity and pipeline and structural repair and salvage work, we are currently experiencing significant demand for all of our services, resulting in improved pricing and vessel utilization. The substantial demand for construction services has increased prices on offshore construction contracts, thereby contributing to higher gross margins on these contracts. We are currently bidding and performing the majority of our repair and salvage work in the U.S. Gulf of Mexico on a day-rate basis. Our backlog was $223 million as of June 30, 2006. We have been able to maximize utilization of our vessels, personnel and marine bases due to the demand for offshore construction services, which has resulted in higher recovery of fixed costs, and in turn, has positively impacted our gross profit and margins.
      Our gross profit was $77.7 million, or 27.1% of contract revenues of $286.9 million, for the six months ended June 30, 2006. Operating income of $56.2 million for the six months ended June 30, 2006 includes the write-off of the remaining carrying value of the Petróleos Mexicanos (Pemex) EPC 64 claims totaling $18.5 million and a $14.3 million gain on insurance settlement for the Gulf Horizon. This compares to a gross profit of $11.7 million, or 10.9% of contract revenues of $107.9 million, and an operating loss of $(2.6) million for the six months ended June 30, 2005. Gross profit for the quarter ended June 30, 2006 was $39.3 million, or 25.0% of contract revenues of $156.9 million. Operating income of $26.1 million for the second quarter of 2006 includes the additional reserve of the remaining carrying value of the Pemex EPC 64 claims totaling $18.5 million and a $14.3 million gain on insurance settlement for the Gulf Horizon. This compares to a gross profit of $9.1 million, or 12.9% of contract revenues of $70.5 million, and operating income of $0.4 million for the quarter ended June 30, 2005. The improvement in our operating results is due to our domestic operations in the U.S. Gulf of Mexico, which consists primarily of repair and salvage work, and work performed on two significant projects for Pemex in Latin America. The higher level of activity and improvement in pricing levels and vessel utilization in the U.S. Gulf of Mexico has contributed to the significant increase in our gross profit. Given the continued high commodity prices and the demand for repair and salvage work for the substantial damage caused by Hurricane Ivan (September 2004), Hurricane Katrina (August 2005) and Hurricane Rita (September 2005), we anticipate that our vessel utilization in the U.S. Gulf of Mexico will remain at high levels through 2006 and 2007.
      Net income was $32.3 million, or $1.06 per share-diluted, for the six months ended June 30, 2006, compared with a net loss of $(43.2) million, or $(27.77) per share-diluted, for the six months ended June 30, 2005. Net income was $16.9 million, or $0.55 per share-diluted for the quarter ended June 30, 2006, compared with a net loss of $(27.7) million, or $(15.24) per share-diluted for the second quarter of 2005.
      The completion of our recapitalization plan and debt refinancing during 2005, and continuing in 2006, has also contributed to the improvement in our financial condition. During 2005, we issued 25,960,847 shares of our common stock in exchange for approximately $98 million of subordinated debt. Additionally, on December 19, 2005, we issued 2,106,000 shares of our common stock to several accredited investors resulting in net proceeds of $18.8 million. We closed a secured five-year term loan in March 2006 to refinance a portion of our debt maturing in 2006 and 2007. Additionally, on April 28, 2006, we closed a five-year, $30 million revolving credit facility that will provide us with additional financial flexibility. On June 28, 2006, we completed the sale of 2,000,000 shares of our common stock in an underwritten public offering. We received $38.6 million after deducting underwriting discount and expenses. See “Liquidity and Capital Resources,” herein.

Results of Operations
      Information relating to Horizon’s operations follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

Revenues:
Domestic	$66.6	$50.3	$139.8	$62.6
Latin America	70.0	—	80.2	0.3
West Africa	19.5	17.9	62.2	26.5
Southeast Asia/ Mediterranean	0.8	2.3	4.7	18.5

Total	$156.9	$70.5	$286.9	$107.9

Gross Profit(1):
Domestic	$26.4	$11.2	$53.8	$10.0
Latin America	19.9	(1.7)	19.9	(3.1)
West Africa	(6.8)	2.1	1.8	3.0
Southeast Asia/ Mediterranean	(0.2)	(2.5)	2.2	1.8

Total	$39.3	$9.1	$77.7	$11.7

(1)	Gross profit for each geographic segment includes costs incurred related to idle and stacked equipment.
Quarter Ended June 30, 2006 Compared to the Quarter Ended June 30, 2005
      Contract Revenues. Contract revenues were $156.9 million for the quarter ended June 30, 2006, compared to $70.5 million for the quarter ended June 30, 2005. The increase in revenues for the second quarter of 2006 is primarily due to our Latin America and domestic operations. A significant portion of our domestic revenues for the second quarter of 2006 relates to projects for the repair and salvage work caused by the unprecedented hurricane activity during 2004 and 2005. As a result of the work on two significant projects for Pemex, contract revenues in Latin America for the second quarter of 2006 were $70.0 million, compared with no revenues during the second quarter of 2005. During the first and second quarters of 2006, we mobilized the Texas Horizon and the Atlantic Horizon to Mexico to begin construction on a 20” and 24” diameter line pipe. We currently expect this project to be substantially completed during the fourth quarter of 2006.
      Activity levels in the U.S. Gulf of Mexico remain high because of increased capital expenditures by oil and gas companies in response to higher energy prices and due to the substantial amount of pipeline and structural repair and salvage work caused by the unprecedented hurricane activity during 2004 and 2005. Additionally, improved competitive market conditions for our services and resulting pricing levels on contracts for work in the U.S. Gulf of Mexico have significantly increases our revenues.
      Our contract revenues for West Africa during the quarter ended June 30, 2006 increased, compared with the second quarter of 2005. These revenues reflect the work performed for the West Africa Gas Pipeline Company (WAPCo) under the contract for the installation of the West Africa Gas Pipeline. Our combination pipelay/derrick barge, the Sea Horizon, completed its work under the contract during the second quarter of 2006, and we are currently working on the last phase of the project.
      The Southeast Asia/ Mediterranean revenues for the second quarter of 2006 decreased compared with the second quarter of last year because we did not have any vessels located in this geographic area for most of this quarter. We have recently re-deployed the Sea Horizon to Southeast Asia to work on a project in Malaysia, and we expect to continue to work this vessel in this geographic area.

      Gross Profit. Gross profit was $39.3 million (25.0% of contract revenues) for the quarter ended June 30, 2006, compared to $9.1 million (12.9% of contract revenues) for the second quarter of 2005. The increased level of contract revenues for the second quarter of 2006 relative to our operating cost structure has resulted in the recovery of fixed costs and improved margins. Our gross profit and margins have increased due to the increased level of offshore construction activity, improved pricing and greater vessel utilization. Gross profit on domestic contracts was $26.4 million, or 39.6% of contract revenues of $66.6 million, for the second quarter of 2006. Gross profit in Latin America was $19.9 million, or 28.4% of contract revenues of $70.0 million, which reflects the work on two significant projects for Pemex during the second quarter of 2006. We recognized a $(6.8) million gross loss on our West Africa Gas Pipeline Project for the second quarter of 2006 due to the inability of a subcontractor to complete its scope of work. We were required to subcontract the completion of this work to another contractor, who will use a different method of performance, resulting in additional costs to be able to complete the project. We expect the project to be substantially completed during the third quarter of 2006. We had a $(0.2) million gross loss for the second quarter of 2006 from our Southeast Asia/ Mediterranean operations since we did not have any projects in this geographic area during this quarter.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $9.1 million (5.8% of contract revenues) for the three months ended June 30, 2006, compared with $7.0 million (9.9% of contract revenues) for the second quarter of 2005. Selling, general and administrative expenses increased $2.1 million for the second quarter of 2006 as compared with the second quarter of 2005. However, these expenses, as a percentage of revenues actually decreased due to the significant increase in revenues. Selling, general and administrative expenses for the second quarter of 2006 include $1.0 million of stock-based compensation cost related to restricted stock granted during 2005 and $1.9 million accrued for cash and stock-based compensation under our 2006 bonus plan. Additionally, legal expenses and other costs associated with the insurance claim on the Gulf Horizon increased for the second quarter of 2006. Trial on this claim began in the English High Court on June 26, 2006, and we settled the claim on June 30, 2006 for $14.3 million, as described below.
      Gain on Insurance Settlement. On June 30, 2006, we settled our claims against the underwriters on the marine hull insurance policy covering physical damage to the Gulf Horizon. Under the terms of the settlement, the underwriters agreed to pay us $14.3 million for all claims related to the suit, and we recorded a $14.3 million gain on the insurance settlement. On July 28, 2006, we received all amounts due under the settlement.
      Reserves for claims and receivables. On August 4, 2006, we received notice that the arbitral panel in Mexico handling our Pemex EPC 64 contract claims ruled that the contract precludes recovery for weather related interruptions incurred in connection with the project. As of June 30, 2006, we reserved $18.5 million for the remaining carrying value of these claims. For the quarter ended June 30, 2005, we recorded a $1.7 million reserve related to a suit filed against Williams Oil Gathering LLC (Williams) for breach of contract and wrongful withholding of amounts due to us for services provided on a pipeline project in 2003. On July 7, 2005, we settled all claims related to the suit filed against Williams.
      Interest Expense. For three months ended June 30, 2006, interest expense was $3.5 million, compared to $6.6 million for the three months ended June 30, 2005, as follows (in millions):

	Three Months
	Ended June 30,

	2006	2005

Cash paid for interest	$2.9	$2.4
Interest paid in-kind	0.3	0.7
Other non-cash charges, net	0.3	3.5

	$3.5	$6.6

      Other non-cash charges to interest expense primarily consist of amortization of debt discounts and deferred loan fees, and accrued and unpaid interest. Our total outstanding debt was $131.7 million at June 30, 2006, compared to $159.8 million at June 30, 2005. There was no amortization of debt discount subsequent to the extinguishment of the Subordinated Notes in June 2005, resulting in a decrease in interest expense compared to the same quarter of last year.
      Interest Income. Interest income includes interest from cash investments for the three months ended June 30, 2006 and 2005 of $399,000 and $264,000, respectively. Cash investments consist of interest bearing demand deposits and short-term money market investment accounts. Interest income increased due to higher average cash and cash investment balances invested at higher interest rates during the second quarter of 2006.
      Loss on Debt Extinguishment. There was no loss on debt extinguishment during the second quarter of 2006. Loss on debt extinguishment was $21.9 million during the second quarter of 2005 from the debt-for-equity exchange transaction completed on June 10, 2005 (the Exchange Transaction), which reflects the write-off of the unamortized portion of the deferred loan fees and debt discount.
      Other Income (Expense), Net. Other income (expense) for the quarter ended June 30, 2006 primarily consisted of approximately $(118,000) of foreign currency loss, offset by $95,000 of net other miscellaneous income generated during the quarter ended June 30, 2006. The foreign currency loss is due to activity in foreign areas that are denominated in local currency and a decline of the U.S. dollar compared to these local currencies. Other income (expense) for the quarter ended June 30, 2005 primarily consisted of a $13,000 net gain on sale of assets.
      Income Taxes. We use the liability method of accounting for income taxes. For the quarter ended June 30, 2006, we recorded an income tax provision of $6.0 million, at an effective rate of 26.4% on pre-tax income from continuing operations of $22.9 million. For the quarter ended June 30, 2005, we recorded an income tax provision of $11,000 on pre-tax loss from continuing operations of $(27.7) million. The difference in the statutory rate and the effective rate for the quarter ended June 30, 2006 relates to the tax impact of the settlement of the Gulf Horizon insurance claim on June 30, 2006. For the second quarter of 2005, the provision for income taxes related to foreign taxes on income generated from international operations. Additionally, we did not record a tax benefit on pre-tax losses for the second quarter of 2005 because we recorded an additional valuation allowance to fully offset our net deferred tax assets that were not expected to be realized due to the uncertainty of future taxable income. In June 2005, we experienced an ownership change as defined under Section 382 of the Internal Revenue Code. As a result, we reduced our deferred tax assets pursuant to the Section 382 limitation.
      Net Income (Loss). Net income for the quarter ended June 30, 2006 was $16.9 million, or $0.55 per share-diluted. Net income includes the after tax effect of the additional reserve of the remaining carrying value of the Pemex EPC 64 claim of $18.5 million and the $14.3 million recorded from the gain on the Gulf Horizon insurance settlement. This compares with a net loss of $(27.7) million, or $(15.24) per share-diluted for the quarter ended June 30, 2005.
Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005
      Contract Revenues. Contract revenues were $286.9 million for the six months ended June 30, 2006, compared to $107.9 million for the six months ended June 30, 2005. Our revenues have increased during the first six months of 2006 due to an increase in the demand for our services in the U.S. Gulf of Mexico, repair work on pipelines and structures that were damaged by Hurricanes Katrina and Rita, work performed on two significant projects for Pemex, and work performed on the West Africa Gas Pipeline. Hurricane related repair and salvage work is a significant portion of our domestic revenues for the first six months of 2006.
      Gross Profit. Gross profit was $77.7 million (27.1% of contract revenues) for the six months ended June 30, 2006, compared to $11.7 million (10.9% of contract revenues) for the six months ended June 30, 2005. The increase in gross profit is primarily due to improved vessel utilization and pricing levels, and the recovery of fixed costs within our operating cost structure relative to the increased level of contract revenues.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $17.3 million (6.0% of contract revenues) for the six months ended June 30, 2006, compared with $12.6 million (11.6% of contract revenues) for the first six months of 2005. Selling, general and administrative expenses increased for the first half of 2006 due to legal expenses and other costs associated with our ongoing claims, compared to legal expenses and costs incurred during the first half of 2005. Additionally, selling, general and administrative expenses for the six months ended June 30, 2006 include $2.1 million of stock-based compensation cost related to restricted stock granted during 2005 and $4.2 million accrued for cash and stock-based compensation under our 2006 bonus plan.
      Gain on Insurance Settlement. On June 30, 2006, we settled our claims against the underwriters on the marine hull insurance policy covering physical damage to the Gulf Horizon. Under the terms of the settlement, the underwriters agreed to pay us $14.3 million for all claims related to the suit, and we recorded a $14.3 million gain on the insurance settlement. We have received all amounts due under the settlement.
      Reserves for claims and receivables. On August 4, 2006, we received notice that the arbitral panel in Mexico handling our Pemex EPC 64 contract claims ruled that the contract precludes recovery for weather related interruptions incurred in connection with the project. As of June 30, 2006, we reserved $18.5 million for the remaining carrying value of these claims. For the six months ended June 30, 2005, we recorded a $1.7 million reserve related to a suit filed against Williams Oil Gathering LLC (Williams) for breach of contract and wrongful withholding of amounts due to us for services provided on a pipeline project in 2003. On July 7, 2005, we settled all claims related to the suit filed against Williams.
      Interest Expense. Interest expense was $7.6 million for the six months ended June 30, 2006 and $16.9 million for the six months ended June 30, 2005, as follows (in millions):

	Six Months
	Ended June 30,

	2006	2005

Cash paid for interest	$6.4	$4.7
Interest paid in-kind	0.8	4.9
Accretion in the fair value of the Series A Preferred Stock	—	0.9
Other non-cash charges, net	0.4	6.4

	$7.6	$16.9

      Other non-cash charges to interest expense primarily consist of amortization of debt discounts and deferred loan fees, and accrued and unpaid interest. Our total outstanding debt was $131.7 million at June 30, 2006, compared to $159.8 million at June 30, 2005. Interest expense decreased for the six months ended June 30, 2006 because there was no amortization of debt discount and less paid in-kind interest due to the extinguishment of approximately $85 million of Subordinated Notes in June 2005.
      Interest Income. Interest income on cash investments for the six months ended June 30, 2006 was $792,000 compared to $302,000 for the six months ended June 30, 2005. Cash investments consist of interest bearing demand deposits and short term money market accounts. Interest income increased due to higher average cash and cash investment balances invested at higher interest rates during the first six months of 2006 as a result of our improved financial condition and results of operations.
      Loss on Debt Extinguishment. Loss on debt extinguishment for the six months ended June 30, 2006 was $2.4 million related to the write-off of the unamortized portion of deferred loan fees and a prepayment penalty on our Senior Credit Facilities. We recognized a loss on debt extinguishment of $23.1 million for the six months ended June 30, 2005 from the Exchange Transaction on June 10, 2005 and the $3.5 million prepayment of our Subordinated Notes in January 2005, which reflects the write-off of the unamortized portion of the deferred loan fees and debt discount.
      Other Income (Expense), Net. Other income (expense) for the six months ended June 30, 2006, primarily consisted of $(198,000) of net foreign currency loss, offset by a $25,000 gain on sale of assets and other miscellaneous income generated during the first half of 2006. Other income (expense) for the six months ended June 30, 2005 primarily consisted of approximately $(59,000) of net foreign currency loss due to activity in Mexico in the first quarter of 2005 denominated in Mexican pesos and a decline of the U.S. dollar compared to the Mexican peso, offset by a $13,000 net gain on sale of assets.

      Income Taxes. We use the liability method of accounting for income taxes. For the six months ended June 30, 2006, we recorded an income tax provision of $14.6 million, at an effective rate of 31.1% on pre-tax income from continuing operations of $46.9 million. For the six months ended June 30, 2005, we recorded an income tax provision of $0.9 million on pre-tax loss of $(42.3) million. The difference in the statutory rate and the effective rate for the six months ended June 30, 2006 relates to the tax impact of the settlement of the Gulf Horizon insurance claim on June 30, 2006. For the six months ended June 30, 2005, the provision for income taxes related to foreign taxes on income generated from international operations, and we did not record a tax benefit on pre-tax losses because we recorded an additional valuation allowance to fully offset our net deferred tax assets that were not expected to be realized due to the uncertainty of future taxable income. In June 2005, we experienced an ownership change as defined under Section 382 of the Internal Revenue Code. As a result, we reduced our deferred tax assets pursuant to the Section 382 limitation.
      Net Income (Loss). Net income for the six months ended June 30, 2006 was $32.3 million, or $1.06 per share-diluted. Net income includes the after tax effect of the additional reserve of the remaining carrying value of the Pemex EPC 64 claim of $18.5 million and the $14.3 million recorded from the gain on the Gulf Horizon insurance settlement. This compares with net loss of $(43.2) million, or $(27.77) per share-diluted for the six months ended June 30, 2005.
Liquidity and Capital Resources

General
      At June 30, 2006, cash and cash equivalents were approximately $57.1 million compared to approximately $43.0 million as of December 31, 2005. At June 30, 2006, we also had approximately $9.7 million of total restricted cash, including interest received, that we are required to maintain related to cash used to secure a letter of credit under the IEC contract. We invest excess cash in highly liquid investments with original maturities of three months or less so that such funds are readily available for operating purposes. At June 30, 2006, we had no borrowings under our revolving credit facility with PNC Bank, National Association (PNC Bank), and we had $30 million available based upon the borrowing base calculation, of which a sublimit commitment of $10 million is currently available for letters of credit. However, we will likely be required to use a portion of this facility to provide letters of credit to secure performance bonds on existing Pemex contracts. We are in process of amending this revolving credit facility to increase the sublimit commitment for letters of credit to allow us to secure these performance bonds with this revolving credit facility. Any amounts used to secure these performance bonds will reduce the borrowing capacity under the revolving credit facility. Advances under the revolving credit facility are obtained in accordance with a specific borrowing base defined as a percentage of accounts receivable balances and costs in excess of billings. We believe that our existing cash and cash equivalents, borrowing capacity available under our revolving credit facility and cash expected to be generated from future operations should be sufficient to meet our capital and operating requirements at least through the next twelve months.
      Our cash requirements are greatest at the start-up of new projects because we incur mobilization expenses and other start-up costs. We also require substantial cash to complete all or a substantial portion of the majority of our projects before receiving payment from the customer and may require cash to collateralize performance bonds before commencing work on international contracts. The timing of start-up costs incurred and progress billings on large contracts in accordance with contract terms and milestones and the collections of the related contract receivables may increase our working capital requirements. Additionally, our future capital requirements will depend primarily on the demand for offshore construction services by the oil and gas industry based on the continued need for repair and salvage work and the level of capital expenditures by oil and gas companies for developmental construction.

Recent Events
      On February 17, 2006, we completed the acquisition of the Texas Horizon, a dynamically positioned diving support and deepwater reel pipelay vessel. We paid the purchase price of $23 million with $12 million cash and financed the balance of $11 million with a term debt facility from General Electric Capital

Corporation (GE Capital). On March 9, 2006, we entered into a $77.4 million secured term loan facility with The CIT Group/ Equipment Financing, Inc. (CIT Group), as agent and lender. With the proceeds from this term loan, we repaid outstanding debt maturing in March 2006, our related party term debt under the Senior Credit Facilities maturing in March 2007 and paid closing costs and fees. On April 28, 2006, we entered into a $30 million revolving credit facility with PNC Bank, as agent and lender. The revolving credit facility has a five-year term and matures on April 28, 2011. On June 29, 2006, we amended our term-debt facility secured by our marine base at Port Arthur, Texas with GE Capital to extend the maturity date to June 29, 2011. See “Indebtedness” below for additional details on these recent financial transactions.
      In June 2006, the Nasdaq Listing Qualifications Department approved our application for listing of our common stock on The Nasdaq National Market. Our common stock began trading on The Nasdaq National Market effective at the opening of the market on Monday, June 12, 2006, under the symbol “HOFF.”
      On June 28, 2006, we completed the sale of 2,000,000 shares of common stock in a underwritten public offering. Our stockholders participating in the offering also sold 6,500,000 shares of common stock on June 28, 2006, and an additional 1,275,000 shares of common stock on July 17, 2006. We received net proceeds of $38.6 million in the public offering after deducting $2.4 million in underwriting discount and expenses. Between June and July 2006, we used $15.3 million of the $38.6 million in net proceeds to repay debt, including accrued interest, and intend to use the remaining proceeds to fund capital expenditures and working capital requirements.

Cash Flows
      Cash provided by operations was $4.9 million for the six months ended June 30, 2006 compared to cash used in operations of $(24.2) million for the six months ended June 30, 2005. Cash provided by operations is primarily attributable to net income of $32.3 million for the six months ended June 30, 2006 offset by increases in accounts receivable and costs in excess of billings related to the increase in our marine construction activities in 2006. Cash used in operations for the six months ended June 30, 2005 was primarily attributable to our net loss of $(43.2) million and the reduction of accounts payable as funds became available from the Senior Credit Facilities, partially offset by the $23.1 loss on the early extinguishment of debt.
      Cash used in investing activities was $(15.7) million for the first six months of 2006 compared to cash used in investing activities of $(0.2) million for the first six months of 2005. The increase in cash used in investing activities is attributable to the acquisition of the Texas Horizon that we purchased in February 2006. We paid the purchase price of $23 million with $12 million cash and financed the remaining $11 million balance with a term debt facility.
      Cash provided by financing activities was $24.9 million for the first six months 2006 compared to cash provided by financing activities of $3.8 million for the first six months of 2005. Cash provided by financing activities for the six months ended June 30, 2006 related to the net proceeds received from the public offering of our common stock completed on June 28, 2006. The cash provided by financing activities was offset by the monthly installment payments of our term debt and the repayment of $5.0 million under our CIT Group term loan with the proceeds from our public offering. Funds provided by financing activities for the first six months of 2005 included $44.2 million from borrowings under the Senior Credit Facilities, offset by $27.3 million primarily used to repay our two revolving credit facilities with Southwest Bank of Texas, N.A. during February 2005. We repaid our CIT Group revolving credit facility upon closing the loans under the Senior Credit Facilities.

Working Capital
      As of June 30, 2006, we had working capital of $141.6 million, compared to $74.1 million of working capital at December 31, 2005. The increase in working capital was primarily attributable to an increase in contract receivables associated with the higher level of revenues and contract activity, an increase in costs in excess of billings primarily related to our two significant Pemex contracts and the $14.3 million insurance receivable recorded for the settlement of our insurance claim on the Gulf Horizon. The increase in costs in excess of billings primarily relates to unbilled contract revenues on our two significant contracts with Pemex which require us to reach certain milestones before issuing progress billings. Subsequent to June 30, 2006, we billed approximately $30 million included in costs in excess of billings related to these Pemex contracts. The increase in costs in excess of billings was partially offset by the additional reserve of the remaining carrying value of the Pemex EPC 64 claims of $18.5 million included in costs in excess of billings. Cash and cash equivalents also increased as of June 30, 2006 as a result of the net proceeds received from the public offering of our common stock completed on June 28, 2006.

Indebtedness
      At June 30, 2006, we had approximately $131.7 million of total outstanding debt, including outstanding borrowings of $68.8 million under our CIT Group term loan, $49.5 million on five other term-debt facilities and $13.4 million on our remaining 8% Subordinated Notes, including paid in-kind interest. The outstanding debt at June 30, 2006 represents an increase of approximately $1.6 million from the outstanding amount of debt at December 31, 2005. This increase in debt is due to the additional credit facility that we entered into in February 2006 to purchase the Texas Horizon (as described below), offset by a repayment of a portion of our CIT Group term loan with a portion of the net proceeds from our public offering of common stock on June 28, 2006. At June 30, 2006, $20.3 million of our debt is classified as current because of payments due within the next twelve months. Interest rates for our outstanding debt vary from the one-month commercial paper rate plus 2.45% to a fixed rate of 9.99% (7.3% to 9.99%) at June 30, 2006, and our average interest rate at June 30, 2006 was 9.2% per annum. In May 2006, we entered into an interest rate swap agreement to effectively convert the variable interest rate on approximately $35 million of our debt into fixed rate debt with a 9.99% interest rate. Our term-debt borrowings require approximately $1.3 million in total monthly principal payments.
      On February 17, 2006, we completed the acquisition of the Texas Horizon, a dynamically positioned diving support and deepwater reel pipelay vessel. The purchase price was $23 million of which we paid $12 million cash and financed the balance of $11 million with a term debt facility from GE Capital. The loan was originally payable in eleven quarterly installments of $0.9 million beginning May 1, 2006 plus interest at an annual rate of three-month Libor plus 3.50%, maturing on February 1, 2009. In July 2006, we used a portion of the net proceeds from our public offering of common stock to repay this term debt facility.
      On March 9, 2006, we entered into a loan agreement with the CIT Group pursuant to which we borrowed approximately $77.4 million in asset-based financing (inclusive of closing costs and fees of approximately $2.7 million). The term loan matures over a 60 month period. We used the proceeds from this term loan to repay outstanding debt maturing in March 2006, our related party term debt under the Senior Credit Facilities maturing in March 2007 and to pay closing costs and fees. The $77.4 million CIT Group term loan is payable in monthly installments of $0.9 million for the first 24 months beginning March 31, 2006. For the next 35 months, the monthly payments decrease to $0.6 million plus interest at an annual rate of one-month Libor plus 4.50%, with a balloon payment due at maturity on March 9, 2011. On June 29, 2006, we repaid an additional $5.0 million due under this term loan with a portion of the net proceeds from our public stock offering.
      On April 28, 2006, we entered into a $30 million revolving credit facility with PNC Bank, as agent and lender. The revolving credit facility has a five-year term and matures on April 28, 2011. Advances under the revolving credit facility bear interest at one-month Libor plus a margin ranging from 2.25% to 2.75%, or, at our option, at the prime rate plus a margin ranging from 0% to 0.25%. In addition to monthly interest, we are required to pay monthly maintenance fees for this revolving credit facility. Upon an event of default, the interest rate on outstanding advances increases by 2%. Advances are obtained in accordance with a borrowing base, defined as a percentage of accounts receivable balances and costs in excess of billings. At June 30, 2006, we had no borrowings outstanding under this revolving credit facility, and we had $30 million available based upon the borrowing base calculation.
      On June 29, 2006, we amended our term-debt facility secured by our marine base at Port Arthur, Texas with GE Capital, as successor-in-interest to SouthTrust Bank, to extend the maturity date to June 29, 2011 at an annual interest rate of one-month Libor plus 3.50%. The term debt facility is payable in 60 monthly installments of $86,000 commencing on July 30, 2006. As of June 30, 2006, the balance under this facility was $5.2 million.
      Our 8% Subordinated Notes accrue interest annually at 8% payable in-kind. The 8% Subordinated Notes mature on March 31, 2010 and are subordinate and junior to our existing senior secured debt in all respects. We have classified all of our 8% Subordinated Notes as long-term debt at June 30, 2006 and December 31, 2005, as these notes mature on March 31, 2010.
      All of our assets are pledged as collateral to secure our indebtedness. Our loans are secured by mortgages on all of our vessels and property and by our accounts receivable and claims. Our loans contain customary default and cross-default provisions and covenants restricting our ability to issue additional capital stock, create additional liens, incur additional indebtedness, enter into affiliate transactions, dispose of assets, make any investments and pay dividends without lender consent. We are also required to maintain certain financial ratios at quarterly determination dates. At June 30, 2006, we were in compliance with all the financial covenants required by our loan and credit facilities. In the event that we do not meet our financial covenants and we are unsuccessful in obtaining waivers of non-compliance, our lenders will have the right to accelerate our debt with them, and cross-default provisions could result in the acceleration of all of our indebtedness.

Claims and Litigation
      In April 2005, we submitted the Pemex EPC 64 claims related to interruptions due to adverse weather conditions to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce. On March 27, 2006, we attended a hearing before the arbitrators, at which both parties presented oral and written arguments. We submitted a post-hearing brief on April 12, 2006. On August 4, 2006, we received notice that the arbitral panel in Mexico handling our Pemex EPC 64 contract claims ruled that the contract precludes recovery for weather related interruptions incurred in connection with the project. As of June 30, 2006, we reserved $18.5 million for the remaining carrying value of these claims.
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

Contractual Obligations and Capital Expenditures
      We have fixed debt service and lease payment obligations under notes payable and operating leases for which we have material contractual cash obligations. Interest rates on our debt vary from the one-month commercial paper rate plus 2.45% to a fixed rate of 9.99% (7.3% to 9.99%) at June 30, 2006, and our average interest rate at June 30, 2006, was 9.2%. The following table summarizes our long-term material contractual cash obligations, including interest payments calculated at the effective interest rate at June 30, 2006, on variable rate debt and the interest rate on our fixed rate debt (in thousands):

	Remainder
	of 2006	2007	2008	2009	2010	Thereafter	Total

Principal and interest payments on debt	$16,398	$28,990	$27,239	$19,852	$48,009	$29,991	$170,479
Operating leases	1,227	2,391	2,200	757	1,879	8,855	17,309

	$17,625	$31,381	$29,439	$20,609	$49,888	$38,846	$187,788

      Our estimated planned capital expenditures for the remainder of 2006 range from approximately $10 million to $14 million and are primarily related to the purchase of equipment currently being rented, vessel improvements required for specific project needs and scheduled dry-docks. The actual amount expended will depend upon available funds, work awarded and future operating activity.
Forward-Looking Statements
      In addition to historical information, Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements regarding events and financial trends that may affect our future operating results and financial position. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

•	our ability to finance our debt obligations and finance our capital requirements;

•	our ability to obtain additional financing needed in the future;

•	our ability to comply with our financial and other covenants in the future;

•	the potential impairment of our assets in the future;

•	our potential to incur operating losses in the future;

•	our largest stockholders continuing to have a significant degree of influence over us;

•	oil and gas prices are volatile and price declines may affect us:

•	industry volatility, including the level of capital expenditures by oil and gas companies due to fluctuations in the price, and perceptions of the future price, of oil and gas;

•	contract bidding risks, including those involved in performing projects on a fixed-price basis and extra work performed outside the original scope of work, and the successful negotiation and collection of such contract claims;

•	our ability to obtain performance bonds and letters of credit if required to secure our performance under new international contracts;

•	the highly competitive nature of the marine construction business;

•	our operations in the U.S. Gulf of Mexico may be adversely impacted by tropical storms and hurricanes;

•	operating hazards, including the unpredictable effect of natural occurrences on operations, such as hurricanes and other hazards associated with maritime activities, and the significant possibility of accidents resulting in personal injury and property damage;

•	seasonality of the offshore construction industry in the U.S. Gulf of Mexico;

•	risks involved in the expansion of our operations into international offshore oil and gas producing areas, where we have previously not been operating;

•	our dependence on continued strong working relationships with significant customers operating in the U.S. Gulf of Mexico;

•	percentage-of-completion accounting;

•	the continued active participation of our executive officers and key operating personnel;

•	our ability to obtain and retain highly skilled personnel;

•	the effect on our performance of regulatory programs and environmental matters; and

•	a possible terrorist attack or armed conflict.

      Many of these factors are beyond our ability to control or predict. We caution investors not to place undue reliance on forward-looking statements. We disclaim any intent or obligation to update the forward-looking statements contained in this report, whether as a result of receiving new information, the occurrence of future events or otherwise.
      These and other uncertainties related to the business are described in detail under the heading “Risk Factors” in our 2005 Form 10-K, as amended. The information presented in Part II. Item 1A. Risk Factors below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2005 Form 10-K, as amended.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Our market risk exposures consist primarily of interest rate and exchange rate fluctuation on financial instruments, as detailed below. Our market risk sensitive instruments are classified as “other than trading.” The following sections address the significant market risks associated with our financial activities for the six months ended June 30, 2006. Our exposure to market risk, as discussed below, includes “forward-looking statements” and represents estimates of possible changes in fair values, future earnings or cash flows that would occur, assuming hypothetical future movements in interest rates or foreign currency exchange rates.
      As of June 30, 2006, the carrying value of our debt, including accrued interest, was approximately $131.8 million. The fair value of this debt approximates the carrying value because the interest rates on a portion of our debt are based on floating rates established by reference to market rates. The fair value of our 8% Subordinated Notes approximates the carrying value because the fixed interest rate charged approximates the rates at which we can currently borrow. We have $13.4 million aggregate principal amount of 8% Subordinated Notes at a fixed 8% interest rate. A hypothetical 1% increase in the applicable floating interest rates as of June 30, 2006 would increase our annual interest expense by approximately $0.8 million.
      We entered into an interest rate swap agreement with PNC Bank in May 2006 to minimize earnings fluctuations caused by interest rate volatility associated with our variable rate debt. The interest rate swap agreement effectively converts the variable interest rate on approximately $35 million of our debt into fixed rate debt with a 9.99% interest rate. We did not use this agreement for speculative or trading purposes. Depending on interest rate fluctuations, our interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The fair value of the interest rate swap agreements is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At June 30, 2006, the fair value of the derivative instrument was $4,000, which is reflected in other assets and accumulated other comprehensive income in the accompanying consolidated balance sheet.
      We collect revenues and pay local expenses in foreign currency. We manage foreign currency risk by attempting to contract as much foreign revenue as possible in U.S. dollars. All of our revenues from foreign contracts, except for a portion generated from our contracts with Pemex, are denominated in U.S. dollars. We monitor the exchange rate of our foreign currencies, in order to mitigate the risk from foreign currency fluctuations. We receive payment in foreign currency equivalent to the U.S. dollars billed, which is converted to U.S. dollars that day or the day following payment. We recognized a $(198,000) net foreign currency loss due to activity in foreign areas denominated in local currency and an increase of the U.S. dollar compared to these local currencies for the six months ended June 30, 2006. Additional exposure could occur if we perform more international contracts.
      The level of construction services required by a customer depends on the size of its annual capital expenditure budget for construction. Consequently, customers that account for a significant percentage of contract revenues in one year may represent an immaterial percentage of contract revenues in subsequent years.

Item 4.	Controls and Procedures
      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this quarterly report, were effective in ensuring that the information required to be included in reports we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported to timely alert them to material information relating to us. There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
      In July 2003, we formally submitted total claims to Pemex of approximately $78 million that had a carrying value of $60.7 million, which represented our costs of these claims. These claims included unapproved claims for extra work performed related to interferences, interruptions and other delays, as well as claims for additional scope of work performed. During 2003, we reserved $33.1 million related to our previously recorded outstanding unapproved claims against Pemex. Since that time, our negotiations with Pemex have resulted in a settlement of the non-weather related claims for $9.1 million. In April 2005, we submitted the Pemex EPC 64 claims related to interruptions due to adverse weather conditions to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce. On March 27, 2006, we attended a hearing before the arbitrators, at which both parties presented oral and written arguments. We submitted a post-hearing brief on April 12, 2006. On August 4, 2006, we received notice that an arbitral panel in Mexico rejected our claims related to interruptions due to adverse weather conditions against Pemex under the EPC 64 contract. The arbitrators ruled that the contract precludes recovery for weather related interruptions incurred in connection with the project. As of June 30, 2006, we reserved the remaining carrying value for these claims of $18.5 million.
      On May 18, 2004, our pipelay barge, the Gulf Horizon, caught fire while on tow from the U.S. Gulf of Mexico to Israel to perform the IEC project. In August 2004, the underwriters on the marine hull insurance policy that we purchased to cover physical damage to the Gulf Horizon during the tow filed an action for declaratory judgment in the English High Court seeking a declaration that the policy is void from its inception due to a misrepresentation of risk. We counter-claimed for the total policy limits of $28 million, plus legal and sue and labor expenses. On June 30, 2006, we settled our claims against the underwriters on the marine hull insurance policy covering physical damage to the Gulf Horizon. Under the terms of the settlement, on July 28, 2006, the underwriters paid us $14.3 million for all claims related to the suit.
      We are involved in various routine legal proceedings primarily involving claims for personal injury under the Jones Act and general maritime laws, which we believe are incidental to the conduct of our business. We believe that none of these proceedings, if adversely determined, would have a material adverse effect on our business or financial condition.

Item 1A.	Risk Factors
      Item 1A, “Risk Factors” of our 2005 Form 10-K, as amended, includes a detailed discussion of our risk factors. The information presented below updates this disclosure, and reflects substantially the same risk factors as are set forth in the prospectus filed in connection with our recently completed public offering. This information should be read in conjunction with the risk factors and information disclosed in our 2005 Form 10-K, as amended.

Our business is highly cyclical.
      As a provider of marine construction services, we depend on our customers’ willingness to make capital expenditures for developmental construction. If these expenditures decline, our business will suffer. Our customers’ willingness to make these expenditures depends largely upon prevailing industry conditions and their perceptions of future conditions. As a result, it is possible that the current increased demand for our services may be temporary. Historically, our industry has been highly cyclical with the level of offshore marine construction activity fluctuating substantially. Any extended period of low level of demand for our services, especially on the U.S. outer continental shelf in the Gulf of Mexico, is likely to materially and adversely affect us in many ways by negatively impacting:

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
      We have a history of losses. We incurred net losses of $(72.5) million, $(63.6) million and $(71.0) million in the fiscal years ended December 31, 2003, 2004 and 2005, respectively. Our profitability in the future will depend on many factors, but largely on our ability to obtain and successfully perform additional marine construction projects. As a result, we may not be profitable in the future. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We incur risks associated with bidding and performing work under fixed-price contracts.
      Most of our projects have historically been performed on a fixed-price basis. We also perform projects on a day rate basis or cost-reimbursement basis. Changes in offshore job conditions and variations in labor and equipment productivity may affect the revenue and costs on a contract. These variations may affect our gross profits. In addition, we often bear a shared risk of interruptions, interferences and other delays caused by adverse weather conditions and other factors beyond our control with our customers. In addition, if the customer substantially increases the scope of our operations under a fixed-price contract, we may be subjected to greater risk of interruptions, interferences and other delays. Our Pemex EPC 64 contract is an example of how we have experienced interference and delays of this type. Between 2000 and 2002, Pemex substantially increased the scope of our operations under this contract, which subjected the project to greater interruptions due to adverse weather conditions and standby time as other contractors completed their work. When we perform extra work outside of the scope of the contract, we negotiate change orders and unapproved claims with our customers. In particular, unsuccessful negotiations of unapproved claims could result in decreases in estimated contract profit or additional contract losses, which could adversely affect our financial position, results of operations and our overall liquidity.

Our operations may be adversely impacted by extreme weather conditions.
      Extreme weather conditions such as tropical storms, hurricanes and cyclones and their threat will often result in the shutdown of oil and gas operations within their projected path. During these periods, we are unable to perform operations and our marine equipment is shut down. These extreme weather conditions may cause evacuations of personnel and damage to our marine equipment and facilities. Additionally, these adverse weather conditions typically occur during months where demand for our services is greatest, and may affect our ability to provide services during this period. The shutdowns, related evacuations and potential damage create unpredictability in activity which can have a material adverse impact on our business, financial condition, results of operations and cash flow.

We operate in a highly competitive industry in which price competition is intense.
      Our business is highly competitive because construction companies operating offshore compete vigorously for available projects. These projects are typically awarded on a competitive bid basis, and are typically awarded to the lowest bidding company. The fact that marine construction equipment is mobile and can be moved from one market area to another in response to market conditions heightens the competition in our industry. This competitive bid process could adversely affect our international expansion strategy and the likelihood of being awarded projects in areas where we have not performed operations. Marine construction companies compete primarily on a regional basis, and the intensity of competition may vary significantly from region to region at any particular time. If demand for marine construction services improves in an area where we operate, our competitors may respond by moving additional marine construction vessels from other areas. The introduction of additional marine equipment from other areas could rapidly intensify competition and reduce profitability and make any improvement in demand short-lived.
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

The outcome of arbitration or litigation to recover claims for work performed may adversely affect our liquidity and financing requirements.
      In the course of our operations, we have been subject to arbitration or litigation to settle claims for amounts owed to us for work performed, as was the case with the Pemex EPC 64 contract. Any future arbitration of claims or settlement of litigation may require us to take write-offs against our receivables or recognize losses and may adversely affect our liquidity and capital requirements.

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

We may incur significant expenditures to comply with governmental regulations.
      Our operations are subject to various governmental regulations, violations of which may result in civil and criminal penalties, injunctions, and cease and desist orders. In addition, some environmental statutes may impose liability without regard to negligence or fault. Although our cost of compliance with such laws has to date been immaterial, such laws change frequently. It is impossible to accurately predict the cost or impact of such laws on our future operations.
      We depend on demand for our services from the oil and gas industry, and this demand may be affected by changing tax laws and oil and gas regulations. As a result, the adoption of laws that curtail oil and gas production in our areas of operation may adversely affect us. We cannot determine to what extent our operations may be affected by any new regulations or changes to existing regulations.

Our international operations subject us to the U.S. Foreign Corrupt Practices Act, or FCPA, and our failure to comply with the laws and regulations thereunder could subject us to criminal and civil penalties.
      As a result of our international operations, we are subject to the FCPA, which generally prohibits companies that have registered their securities with the SEC and the intermediaries of such companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. We are currently investigating whether one of our employees or representatives may have made an improper payment of approximately $35,000 to a customs official in a Latin American country, as well as whether there are any deficiencies in our internal controls and procedures with respect to oversight and record keeping. We have notified the SEC and the Department of Justice (“DOJ”) of our internal investigation and are fully cooperating with the SEC and the DOJ. The SEC, DOJ and other authorities have a broad range of civil and criminal sanctions under the FCPA and other laws, which they may seek to impose against corporations and individuals in appropriate circumstances including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. Such agencies and authorities have entered into agreements with, and obtained a range of sanctions against, several public corporations and individuals arising from allegations of improper payments and deficiencies in books and records and internal controls, whereby civil and criminal penalties were imposed, including in some cases multi-million dollar fines and other sanctions. Based on current information, we cannot predict the outcome of our internal investigation, whether we will reach resolution with the SEC, DOJ or other governmental agencies through current or future discussions or what, if any, actions may be taken by the SEC, DOJ or other authorities or the effect it may have on our consolidated financial statements. If we are not in compliance with the FCPA, including with regard to the matter currently under investigation, we may be subject to criminal and civil penalties, which may cause harm to our reputation and could have an adverse effect on our business, financial condition and results of operations.

Our international operations are subject to significant risks inherent in operating in foreign countries.
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

Our ability to obtain performance bonds and letters of credit required to secure our performance under contracts may affect our ability to bid and obtain contract awards.
      We will likely be required to provide cash collateral to secure performance bonds and letters of credit on large international contracts, including contracts which have already been awarded and are in various stages of completion. If we are unable to secure performance bonds and letters of credit with cash collateral when and if they are required, we may not be able to bid on or obtain contracts requiring performance bonds or letters of credit, which could adversely affect our results of operations and financial condition.

Our future financial results could be adversely impacted by asset impairments or other charges.
      In the past, we have recorded asset impairment losses and charges on assets, including several of our marine construction vessels, the carrying value of which we determined were in excess of their estimated fair value. We will continue to review our long-lived assets for impairment that may occur as a result of changes in our business plans, a significant decrease in the market value of long-lived assets, a change in the physical condition of a long-lived asset or the extent or manner in which it is being used, or a severe or sustained downturn in the oil and gas industry. The amount of any impairment charge could be significant, and could have a material adverse effect on our financial results for the period in which the charge is taken.

We may be further limited in our use of net operating losses.
      Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as greater than a 50% change, by value, in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carryforwards against its post-change of control income may be limited. Sales of large blocks of our common stock by our stockholders during the first and second quarters of 2006, along with the shares of common stock sold in connection with our public offering completed on June 28, 2006, may have caused an “ownership change” as defined under Section 382 of the Internal Revenue Code. Any Section 382 limitation resulting from these transactions would not affect our ability to utilize the full amount of our net operating loss carryforwards incurred from the Exchange Transaction through June 28, 2006. However, these limitations may affect the timing of our ability to utilize our pre-change of control net operating loss carryforwards in future taxable periods. This could result in an increase in our federal income tax liability and could affect our cash flow.

We utilize percentage-of-completion accounting.
      Since our contract revenues are recognized on a percentage-of-completion basis, we periodically review contract revenue and cost estimates as the work progresses. Accordingly, adjustments are reflected in income in the period when such revisions are determined. These adjustments could result in a revision of previously reported profits, which may be significant.

Estimates and assumptions that we use to prepare our financial statements could differ materially from actual future results.
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

A possible terrorist attack or armed conflict could harm our business.
      Terrorist activities, anti-terrorist efforts and other armed conflict involving the U.S. may adversely affect the U.S. and global economies and could prevent us from meeting our debt service, financial and other contractual obligations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for marine construction services. Oil and gas related facilities and assets, including our marine equipment, could be direct targets for terrorists attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is damaged or destroyed. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all. Our operations in international areas may increase these risks.

We depend on key personnel.
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

Item 6.	Exhibits

Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed September 19, 2005)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 13, 2006)

3.3	Bylaws of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed September 19, 2005)

4.1	Specimen of Common Stock Certificate (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 13, 2006)

10.1	Third Amendment to Amended and Restated Loan Agreement and Promissory Notes, effective as of June 29, 2006, by and among Horizon Offshore, Inc., Horizon Vessels, Inc., Horizon Offshore Contractors, Inc. and General Electric Capital Corporation, successor-in-interest to SouthTrust Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed July 6, 2006)

10.2	Horizon Offshore, Inc. 2006 Director Stock Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed July 11, 2006)*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

* Management Contract or Compensatory Plan or Agreement.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON OFFSHORE, INC.

By:	/s/ Ronald D. Mogel

Ronald D. Mogel
Vice President and Chief Financial Officer
Date: August 9, 2006

INDEX TO EXHIBITS

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed September 19, 2005)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 13, 2006)
3.3	Bylaws of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed September 19, 2005)
4.1	Specimen of Common Stock Certificate (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 13, 2006)
10.1	Third Amendment to Amended and Restated Loan Agreement and Promissory Notes, effective as of June 29, 2006, by and among Horizon Offshore, Inc., Horizon Vessels, Inc., Horizon Offshore Contractors, Inc. and General Electric Capital Corporation, successor-in-interest to SouthTrust Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed July 6, 2006)
10.2	Horizon Offshore, Inc. 2006 Director Stock Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed July 11, 2006)*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

* Management Contract or Compensatory Plan or Agreement.