Form 10-Q
period 2006-09-30
HORIZON OFFSHORE INC
filed 2006-11-08
CIK 1051431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

The number of shares of the registrant’s common stock, $0.00001 par value per share, outstanding as of November 1, 2006 was 32,395,258.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,422	$42,960
Restricted cash	1,343	4,055
Accounts receivable —
Contract receivables	104,667	43,423
Costs in excess of billings, net	98,529	90,229
Income tax receivable	4,883	—
Other	166	1,209
Deferred tax asset	1,103	—
Other current assets	7,735	6,622

Total current assets	278,848	188,498
PROPERTY AND EQUIPMENT, net	201,707	186,416
RESTRICTED CASH	7,967	7,967
OTHER ASSETS	18,898	19,840

	$507,420	$402,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,725	$15,474
Accrued liabilities	11,434	6,617
Accrued job costs	53,305	56,085
Billings in excess of costs	6,185	7,386
Current maturities of long-term debt	16,571	26,130
Current taxes payable	4,948	2,687

Total current liabilities	105,168	114,379
LONG-TERM DEBT, net of current maturities	88,659	27,340
RELATED PARTY TERM DEBT	—	63,794
SUBORDINATED NOTES	13,631	12,845
DEFERRED INCOME TAXES	17,868	—
OTHER LIABILITIES	1,082	877

Total liabilities	226,408	219,235
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.00001 par value, 100,000,000 shares authorized, 32,395,258 shares issued and outstanding and 30,384,871 shares issued, respectively	—	—
Deferred compensation	—	(8,333)
Additional paid-in capital	417,086	382,239
Accumulated deficit	(135,569)	(188,776)
Treasury stock, none and 10,031 shares, respectively	—	(1,644)
Accumulated other comprehensive loss	(505)	—

Total stockholders’ equity	281,012	183,486

	$507,420	$402,721

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except share and per share data)

CONTRACT REVENUES	$143,733	$92,805	$430,618	$200,655
COST OF CONTRACT REVENUES	104,603	71,825	313,811	167,955

Gross profit	39,130	20,980	116,807	32,700
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,318	9,881	25,641	22,443
GAIN ON INSURANCE SETTLEMENT	—	—	(14,300)	—
IMPAIRMENT LOSS ON ASSETS HELD FOR SALE	—	2,261	—	2,261
RESERVE FOR CLAIMS AND RECEIVABLES	—	—	18,458	1,711

Operating income	30,812	8,838	87,008	6,285
OTHER:
Interest expense	(3,146)	(5,638)	(10,771)	(22,507)
Interest income	894	218	1,686	520
Loss on debt extinguishment	—	—	(2,402)	(23,138)
Other income (expense), net	395	21	358	(16)

NET INCOME (LOSS) BEFORE INCOME TAXES	28,955	3,439	75,879	(38,856)
INCOME TAX PROVISION	8,089	359	22,672	1,275

NET INCOME (LOSS)	$20,866	$3,080	$53,207	$(40,131)

EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED:
Net income (loss) per share — basic	$0.66	$0.83	$1.75	$(17.63)

Net income (loss) per share — diluted	$0.64	$0.12	$1.72	$(17.63)

WEIGHTED AVERAGE SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
BASIC	31,814,060	3,692,926	30,334,235	2,276,170
DILUTED	32,370,209	25,991,414	30,882,186	2,276,170

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$53,207	$(40,131)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Depreciation and amortization	20,101	14,403
Gain on insurance settlement	(14,300)	—
Net gain on sale of assets	(25)	(41)
Reserve for claims and receivables	18,458	1,711
Impairment loss on assets held for sale	—	2,261
Deferred income taxes	11,882	—
Paid in-kind interest on subordinated notes and related party term debt	1,109	5,975
Amortization of subordinated debt discount recorded as interest expense	—	3,321
Amortization of deferred loan fees recorded as interest expense	665	2,597
Adjustment of mandatorily redeemable preferred stock charged to interest expense	—	1,863
Stock-based compensation expense	6,676	3,125
Expense recognized for issuance of treasury stock for 401(k) plan contributions	—	98
Loss on debt extinguishment	2,402	23,138
Changes in operating assets and liabilities —
Restricted cash	2,712	(1,196)
Accounts receivable	(60,201)	9,977
Costs in excess of billings	(26,758)	(14,204)
Billings in excess of costs	(1,201)	(5,681)
Other assets	(5,758)	(7,084)
Accounts payable	(2,749)	(17,763)
Accrued and other liabilities	4,390	(2,822)
Accrued job costs	(2,780)	6,603
Current taxes payable	2,261	137

Net cash provided by (used in) operating activities	10,091	(13,713)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and additions to property and equipment	(18,269)	(2,011)
Proceeds from casualty insurance claim	14,300	—
Proceeds from sale of assets	25	564

Net cash used in investing activities	(3,944)	(1,447)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term debt	(25,819)	(9,346)
Proceeds from issuance of related party term debt	—	44,233
Principal payments on related party term debt	(548)	(5,300)
Payments on revolving credit facilities	—	(27,299)
Principal payments on subordinated notes	—	(3,481)
Deferred loan fees	(466)	(3,104)
Proceeds from issuance of common and preferred stock, net	38,140	(1,028)
Stock option and warrant transactions and other	8	32

Net cash provided by (used in) financing activities	11,315	(5,293)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,462	(20,453)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,960	37,975

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,422	$17,522

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$8,659	$8,244
Cash paid for income taxes	$8,597	$1,116
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Repayment of debt and accrued interest with proceeds of additional debt	$74,679	$25,573
Purchase of vessel with long-term debt	$11,000	$—
Capital expenditures for property and equipment included in accrued liabilities	$3,507	$179
Payment of deferred loan fees, closing costs and fees through issuance of term debt	$2,721	$—

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

Horizon Offshore, Inc., a Delaware corporation, and its subsidiaries (references to “Horizon”, “company,” “we” or “us” are intended to refer to Horizon Offshore, Inc. and its subsidiaries) provide marine construction services for the offshore oil and gas and other energy related industries. During the nine months ended September 30, 2006, we provided construction services domestically in the U.S. Gulf of Mexico, and internationally in our Latin America, West Africa and Southeast Asia/Mediterranean geographic segments. These services primarily consist of laying, burying or repairing marine pipelines for the transportation of oil and gas; providing hook-up and commissioning services; and installing and salvaging production platforms and other marine structures. Historically, our projects are performed on a fixed-price basis or a combination of a fixed-price and day-rate basis, in the case of extra work to be performed under the contract. Due to the damage caused by the hurricane activity during 2004 and 2005, we are performing the majority of our repair and salvage work in the U.S. Gulf of Mexico on a day-rate basis because of the nature and often indeterminate scope of the repairs. From time to time, we also perform projects on a cost-reimbursement basis.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP), which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the company’s financial position as of September 30, 2006 and December 31, 2005, the statements of operations for the three and nine months ended September 30, 2006 and 2005, and the statements of cash flows for the nine months ended September 30, 2006 and 2005. Although management believes the unaudited interim disclosures in these unaudited consolidated interim financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the SEC). The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2006. The unaudited consolidated interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 15, 2006 (2005 Form 10-K), as amended by our Current Report on Form 8-K filed with the SEC on June 9, 2006.

On April 12, 2006, we effected a 1-for-25 reverse stock split of our issued and outstanding common stock. All common share amounts (and per share amounts) for prior periods in the accompanying financial statements and this Form 10-Q have been adjusted to reflect the 1-for-25 reverse stock split.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Customers

We have domestic and international operations in one industry segment, the marine construction services industry. We currently operate in four geographic segments. See Note 9 for geographic information. Customers accounting for more than 10% of consolidated revenues for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2006	2005	2006	2005

Customer A	42%	10%	29%	4%
Customer B	5%	18%	16%	21%
Customer C	2%	—	10%	—
Customer D	16%	—	6%	—
Customer E	13%	—	8%	—
Customer F	—	7%	7%	15%
Customer G	—	9%	—	10%
Customer H	—	14%	—	7%

The amount of revenue accounted for by a customer depends on the level of construction services we perform for the customer, which is based on the size of its capital expenditure budget and our ability to bid for and obtain the work. Consequently, customers who account for a significant portion of our contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years. We generally derive the revenues associated with our Latin America geographic segment from our work for Petróleos Mexicanos (Pemex), the Mexican national oil company. Our West Africa geographic segment revenues are currently derived from one customer, West Africa Gas Pipeline Company. We currently have no assets located in our West Africa geographic segment because the Sea Horizon has completed its scope of work under the contract in this region, and at this time, we do not have any future projects scheduled in this geographic segment. The loss of these customers and if we do not perform other work in these regions would have a material adverse effect on our Latin America and West Africa geographic segments.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents include interest bearing demand deposits and highly liquid investments with original maturities of three months or less. We control our exposure to credit risk associated with these instruments by placing our financial interests with credit-worthy financial institutions and performing services for national oil companies, major and independent oil and gas companies, energy companies and their affiliates. However, the concentration of customers in the energy industry may impact our overall credit exposure, either positively or negatively, because these customers may be similarly affected by changes in economic or other conditions. As of September 30, 2006 and December 31, 2005, two and three customers accounted for 62% and 75%, respectively, of total billed and unbilled receivables. No other single customer accounted for more than 10% of accounts receivable as of September 30, 2006 and December 31, 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management must make significant judgments in this process. Among the factors, but not fully inclusive of all factors, that may be considered by

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management in these processes are: the range of accounting policies permitted by accounting principles generally accepted in the United States; management’s understanding of our business; expected rates of business and operational change; sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. Among the most subjective judgments employed in the preparation of these financial statements are estimates of expected costs to complete construction projects, the collectibility of contract receivables and claims, the depreciable lives of and future cash flows to be provided by our marine equipment and other long-lived assets, the amortization period of maintenance and repairs for dry-docking activity, estimates for the number and magnitude of self-insurance reserves needed for potential medical claims and Jones Act obligations, judgments regarding the outcomes of pending and potential litigation and certain judgments regarding the nature of income and expenditures for tax purposes. We review all significant estimates on a recurring basis and record the effect of any necessary adjustments prior to publication of our financial statements. Adjustments made with respect to the use of estimates relate to improved information not previously available. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date.

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

Interest Expense

For the nine months ended September 30, 2006, interest expense includes charges related to cost of capital and other financing charges related to our outstanding debt, amortization of deferred loan fees over the term of the respective debt, and paid in-kind interest on our subordinated notes due March 31, 2010 (the 8% Subordinated Notes) and two senior secured term loans originally due March 31, 2007 (the Senior Credit Facilities) prior to their refinancing during the first quarter of 2006.

For the nine months ended September 30, 2005, interest expense includes charges related to cost of capital and other financing charges related to our outstanding debt, amortization of deferred loan fees over the term of the

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respective debt, and paid in-kind interest on our former 16% and 18% subordinated secured notes originally due March 31, 2007 (collectively, the Subordinated Notes), the 8% Subordinated Notes and the Senior Credit Facilities. In addition, interest expense includes amortization of debt discount related to our Subordinated Notes over their term and recognition of the change from the previous reporting date in the fair value of our former Series A Redeemable Participating Preferred Stock (the Series A Preferred Stock), which was subject to mandatory redemption, and accretion in the fair market value of our former Series B Mandatorily Convertible Redeemable Preferred Stock (the Series B Preferred Stock).

Cash and Cash Equivalents

Cash and cash equivalents include interest bearing demand deposits and highly liquid investments with original maturities of three months or less. As of September 30, 2006 and December 31, 2005, cash held in foreign bank accounts equaled approximately $3.1 million and $0.5 million, respectively.

Accounts Receivable

Accounts receivable are stated at the historical carrying value less write-offs and allowances for doubtful accounts. We have significant investments in billed and unbilled receivables as of September 30, 2006. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Revenue associated with these billings is recorded net of any sales tax and value added tax, if applicable. In establishing an allowance for doubtful accounts, we evaluate our contract receivables and costs in excess of billings and thoroughly review historical collection experience, the financial condition of our customers, billing disputes and other factors. We write-off uncollectible accounts receivable against the allowance for doubtful accounts if we determine that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value.

We negotiate change orders and unapproved claims with our customers. In particular, unsuccessful negotiations of unapproved claims could result in the settlement or collection of a receivable at an amount that is less than its carrying value, which would result in the recording of a loss. Successful claims negotiations could result in the recovery of previously recorded losses. Significant losses on receivables would adversely affect our financial position, results of operations and our overall liquidity.

As of September 30, 2006 and December 31, 2005, there was no allowance for doubtful contract receivables. There were no reserves for contract receivables or write-offs of contract receivables during the nine months ended September 30, 2006. During the quarter ended June 30, 2005, we recorded a $1.7 million reserve for the settlement of our claims on July 7, 2005 related to the suit filed against Williams Oil Gathering LLC for breach of contract and wrongful withholding of amounts due to us for services provided on a pipeline project in 2003. We wrote-off the $1.7 million uncollectible contract receivable against the allowance for doubtful accounts during the third quarter of 2005.

There was no allowance for doubtful costs in excess of billings as of September 30, 2006, and the allowance for doubtful costs in excess of billings was $33.1 million as of December 31, 2005. On August 4, 2006, we received notification that an arbitral panel in Mexico rejected our claims against Pemex. We reserved an additional $18.5 million for the remaining carrying value of our outstanding claims against Pemex during the quarter ended June 30, 2006. During the quarter ended September 30, 2006, we wrote-off the total $51.6 million included in costs in excess of billings related to the Pemex claims against the allowance for doubtful accounts. During the nine months ended September 30, 2005, there were no reserves for costs in excess of billings or write-offs of receivables.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets

Other assets consist of the following (in thousands):

	September 30,	December 31,
	2006	2005

Capitalized dry-dock costs	$15,867	$15,770
Deferred loan fees	2,528	2,408
Deposits	330	276
Inventory	85	167
Other	88	1,219

	$18,898	$19,840

Dry-dock costs are direct costs associated with scheduled major maintenance on our marine construction vessels. We capitalize the costs incurred in connection with dry-dockings and amortize them on the straight-line method over a period ranging between thirty and sixty months until the next scheduled dry-docking. We incurred and capitalized dry-dock costs of $5.8 million and $5.6 million for the nine months ended September 30, 2006 and 2005, respectively. The dry-dock costs capitalized for the nine months ended September 30, 2006 relate primarily to scheduled dry-dockings for the Pecos Horizon, Lone Star Horizon and American Horizon required by the American Bureau of Shipping. The dry-dock costs capitalized for the first nine months of 2005 relate primarily to the costs incurred on the special hull surveys performed on the Sea Horizon and the Pacific Horizon by the American Bureau of Shipping.

Loan fees paid in connection with new loan facilities are deferred and amortized over the term of the respective loans. The amortization of the deferred loan fees is recorded as interest expense in the accompanying consolidated statements of operations. We incurred and capitalized $2.6 million in closing fees during the nine months ended September 30, 2006 primarily in connection with the closing of a term loan with The CIT Group/Equipment Financing, Inc. (the CIT Group) on March 9, 2006 and a revolving credit facility with PNC Bank, National Association (PNC Bank) on April 28, 2006. During the nine months ended September 30, 2005, we incurred and capitalized $3.0 million in closing fees in connection with closing the loans under the Senior Credit Facilities on March 31, 2005.

Deposits consist primarily of security deposits on office leases as of September 30, 2006 and December 31, 2005.

Inventory consists of production platforms and other marine structures received, from time to time, as partial consideration for salvage projects performed in the U.S. Gulf of Mexico and are held for resale. We obtained our remaining inventory of platforms and structures in 2002. During the nine months ended September 30, 2006, we sold inventory structures for net proceeds of $82,000 and no gain or loss was recognized. During the nine months ended September 30, 2005, we sold inventory structures for net proceeds of $0.8 million, and the gain recognized was $190,000.

Restricted Cash

Total restricted cash of $9.3 million represents $9.1 million cash used to secure a letter of credit under the completed Israel Electric Corporation (IEC) contract, plus interest received. We expect to receive acceptance of the project from the customer during the first quarter of 2007. This acceptance triggers the release of $1.1 million of the cash expended to secure the IEC letter of credit, as well as the commencement of an 18 month warranty period. The restriction on the remaining funds will be released 60 days after the end of the warranty period if no defect is discovered, and 24 months after the completion of the warranty work if a defect is discovered. The $1.1 million, plus interest received of $0.2 million, is classified as a current asset because we expect this amount to be released within

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

twelve months. Restricted cash is not considered as cash or cash equivalents for purposes of the accompanying consolidated balance sheets and statements of cash flows.

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)), which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25). SFAS No. 123(R) requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

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

We elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, we have applied the provisions of SFAS No. 123(R) to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, we recognize compensation cost for the portion of awards that were outstanding as of January 1, 2006 for which the requisite service had not been rendered (unvested awards), as the remaining service is rendered. The compensation cost we record for these awards is based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS No. 123.

As a result of the adoption of SFAS No. 123(R), our financial results were lower than under our previous accounting method for stock-based employee compensation related to stock options by the following amounts (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Operating income	$216	$437
Net income before income taxes	$216	$437
Net income	$140	$284
Net income per share — basic	$—	$0.01
Net income per share — diluted	$—	$0.01

Our pre-tax compensation cost for stock-based employee compensation related to restricted stock was $2.2 million and $6.7 million, respectively, for the three and nine months ended September 30, 2006. For the three and nine months ended September 30, 2006, we recognized $0.8 million and $2.3 million in tax benefits for these costs.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation costs (excess tax benefits) be classified as financing cash flows. No such excess tax benefits were recorded for the nine months ended September 30, 2006. All stock options are currently out-of-the-money.

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

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income (loss), as reported	$3,080	$(40,131)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(42)	(250)

Pro forma net income (loss)	$3,038	$(40,381)

Earnings (loss) per share — Basic:
As reported	$0.83	$(17.63)
Pro forma	$0.82	$(17.74)
Earnings (loss) per share — Diluted:
As reported	$0.12	$(17.63)
Pro forma	$0.12	$(17.74)

The fair value of options granted is estimated on the date of grant using the Black-Scholes single option pricing model based on (i) expected option life (in years), (ii) expected volatility and (iii) risk-free interest rate. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. Expected volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. We have not historically paid any dividends and do not expect to in the future.

The following assumptions were used to estimate the fair value using the Black-Scholes single option pricing model as of the grant date for the options granted during the nine months ended September 30, 2006 (no options were granted during the three months ended September 30, 2006 and the nine months ended September 30, 2005):

Nine Months Ended
September 30, 2006

Expected option life (in years)	5
Expected volatility	105%
Risk-free interest rate	4.84%

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (SFAS No. 109). SFAS No. 109 requires the recognition of income tax expense for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance to be recorded against our net deferred tax asset. Our effective tax rate for the three and nine months ended September 30, 2006 was 27.9% and 29.9%, respectively. The current provision for income tax is based upon the current tax laws and our interpretation of these laws, as well as the probable outcomes of any foreign or domestic tax audits. We have reviewed the changes in tax law due to the implementation of the Texas Margin Tax, and have determined the impact of such change is immaterial. The value of any net deferred tax asset depends upon our estimates of the amount and category of future taxable income reduced by the amount of any tax benefits that we do not expect to realize. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impacting our financial position and results of operations. Certain past changes in ownership have limited our ability to realize portions of our net operating loss carryforwards, and future changes in ownership may further limit the amount and availability of our net operating loss carryforward, described in further detail below. We compute deferred income taxes using the liability method. We provide for deferred income taxes on all temporary differences between the financial-reporting basis and the tax basis of our assets and liabilities by applying enacted statutory tax rates, applicable to future years. Allowable tax credits are applied currently as reductions to the provisions for income taxes.

We do not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations. For the nine months ended September 30, 2006, we had unremitted earnings from foreign subsidiaries of approximately $2.3 million.

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carryforwards against its post-change of control income may be limited. On June 10, 2005, we completed a debt-for-equity exchange transaction (the Exchange Transaction) that we entered into with the holders of all of our Subordinated Notes. The Exchange Transaction in 2005 constituted an ownership change under Section 382 of the Internal Revenue Code. Under Section 382, as a result of this ownership change, the amount of our pre-change of control net operating losses that we may utilize to offset future taxable income is subject to an annual limitation. In 2005, we estimated the reduced amount of net operating losses available under the Section 382 limitation and recorded a valuation allowance against this deferred tax asset based upon our initial estimate. During the second and third quarters of 2006, and upon filing of our 2005 federal income tax return, we determined that the amount of our pre-change of control net operating losses that would be available was greater than we had initially estimated under the tax code. Based on this change in estimate for determining our Section 382 limitation, we have released a portion of the valuation allowance against that deferred tax asset of approximately $3 million. As of September 30, 2006, the amount of pre-June 2005 net operating losses that we can utilize during the loss carryforward period that expires beginning in 2016 is limited to approximately $12 million under Section 382, or $0.6 million annually, supplemented by an additional $18.9 million of net unrealized built-in gains. Sales of large blocks of our common stock by our stockholders during the first and second quarters of 2006, along with the shares of common stock sold in connection with our public offering completed on June 28, 2006, also constituted an “ownership change” as defined under Section 382 of the Internal Revenue Code. The Section 382 limitation resulting from these transactions will not affect our ability to utilize the full amount of our net operating loss carryforwards incurred subsequent to the Exchange Transaction on June 10, 2005 through June 28, 2006. However, these limitations may affect the timing of our ability to utilize our pre-change of control net operating loss carryforwards in future taxable periods. This could result in an increase in our federal income tax liability and could affect our cash flow.

Other Comprehensive Income

Other than the interest rate swap described below, we have no items representing other comprehensive income under SFAS No. 130, “Reporting Comprehensive Income.”

Interest Rate Swap — In May 2006, we entered into an interest rate swap agreement with PNC Bank to reduce our exposure to market risks from variable interest rates on approximately $35 million of our debt. We did not enter into this agreement for speculative or trading purposes. The interest rate swap effectively converts the variable interest rate on approximately $35 million of our debt into fixed rate debt with a 9.99% interest rate. The interest rate swap qualifies as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). Therefore, changes in the fair market value of the swap agreement are reflected in other comprehensive income. Any differences paid or received on the interest rate swap agreement are recognized as an adjustment to interest expense over the life of the swap, thereby adjusting the effective interest rate on the underlying obligation. At September 30, 2006, the fair value of the derivative instrument was $(505,000),

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which is reflected in other liabilities and accumulated other comprehensive loss in the accompanying consolidated balance sheet.

Reclassifications

Certain prior period amounts within non-current assets and cash flows used in operating activities have been reclassified to conform to the presentation shown in the consolidated financial statements as of September 30, 2006.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued (SFAS) No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 requires retroactive application for reporting a change in accounting principle, in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and how to report a change when retrospective application is impracticable. Although the correction of an error in previously issued financial statements is not an accounting change, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, due to this similarity, SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. We adopted SFAS No. 154 on January 1, 2006 and expect that the adoption of SFAS No. 154 in fiscal 2006 will not have a significant impact on our financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. SFAS No. 157 also applies under other accounting standards that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurement. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting SFAS No. 157 on our financial statements.

In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP No. AUG AIR-1). FSP No. AUG AIR-1 prohibits the use of accrual method of accounting for planned major maintenance activities because it results in the recognition of liabilities that do not meet the definition of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements,” by

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

causing the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. The adoption of FSP No. AUG AIR-1 did not have an impact on our financial statements because we use the deferral method, whereby we capitalize the costs incurred in connection with dry-dockings and amortize them on the straight-line method over a period ranging between thirty and sixty months until the next scheduled dry-docking.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective as of the beginning of our 2007 fiscal year. We do not expect the adoption of SAB 108 will have a material impact on our consolidated financial statements.

2.	PROPERTY AND EQUIPMENT:

Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2006	2005

Barges, vessels, and related equipment	$252,316	$223,232
Land and buildings	19,694	19,694
Machinery and equipment	245	245
Office furniture and equipment	7,088	6,509
Leasehold improvements	4,192	4,192

	283,535	253,872
Less — accumulated depreciation	(81,828)	(67,456)

Property and equipment, net	$201,707	$186,416

During the nine months ended September 30, 2006, we incurred $29.7 million of capital expenditures primarily related to the acquisition of and upgrades to the Texas Horizon that we purchased in February 2006.

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

Depreciation on other fixed assets is provided using the straight-line method based on the following estimated useful lives:

Buildings	15 years
Machinery and equipment	8-15 years
Office furniture and equipment	3-5 years
Leasehold improvements	3-10 years

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense is included in the following expense accounts (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Cost of contract revenues	$4,624	$3,475	$13,540	$7,976
Selling, general and administrative expenses	275	305	832	952

	$4,899	$3,780	$14,372	$8,928

3.	STOCKHOLDERS’ EQUITY:

Earnings Per Share

Earnings per share data for all periods presented has been computed pursuant to SFAS No. 128, “Earnings Per Share” that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of September 30, 2006, we had outstanding options covering an aggregate of 115,550 shares of common stock, of which 75,483 shares were exercisable. Restricted stock grants are legally considered issued and outstanding, and are included in both basic and diluted EPS only to the extent that they are vested. Nonvested shares of restricted stock are included in the computation of diluted EPS using the treasury stock method. Excluded from the computation of diluted EPS for the three and nine months ended September 30, 2006 are options to purchase 113,150 shares of common stock, at a weighted average price of $131.00 per share, as the exercise price is greater than the average market price. Excluded from the computation of diluted EPS for the three months ended September 30, 2005 are options to purchase 88,450 shares of common stock at a weighted average price of $184.25 per share, as the exercise price is greater than the average market price. Excluded from the computation of diluted EPS for the nine months ended September 30, 2005 are 132,914 shares of unvested restricted stock using the treasury stock method, 22,165,574 shares of our common that the Series B Preferred Stock is convertible into and options to purchase 88,450 shares of common stock at a weighted average price of $184.25 per share because they would be anti-dilutive in the computation of diluted EPS.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information necessary to calculate earnings per share for the three and nine months ended September 30, 2006 and 2005 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss)	$20,866	$3,080	$53,207	$(40,131)
Average common shares outstanding	31,814	3,693	30,334	2,276

Basic earnings (loss) per share	$0.66	$0.83	$1.75	$(17.63)

Average common and dilutive potential common shares outstanding:
Average common shares outstanding	31,814	3,693	30,334	2,276
Unvested restricted stock, assumed exercise of stock options and assumed conversion of preferred stock	556	22,298	548	—

	32,370	25,991	30,882	2,276

Diluted earnings (loss) per share	$0.64	$0.12	$1.72	$(17.63)

Stock Plans

Our Horizon Offshore, Inc. 2005 Stock Incentive Plan (the 2005 Incentive Plan), as amended, provides for the issuance of 2.8 million shares of our common stock. The 2005 Incentive Plan will remain in effect until all awards granted thereunder have been satisfied, through the grant of various types of incentives. The 2005 Incentive Plan provides for grants of a variety of equity incentives, including stock options, restricted stock and stock appreciation rights, to officers, other employees and certain non-employee consultants. The compensation committee of the board of directors establishes the terms of the equity awards (including vesting schedules). On April 12, 2006, 40,000 options to purchase shares of our common stock were granted to non-employee directors under the 2005 Incentive Plan.

At September 30, 2006, we had 1,744,931 shares of common stock remaining for issuance under the 2005 Incentive Plan. No additional grants will be made under previously existing stock-based compensation plans.

At our 2006 annual meeting of stockholders, our stockholders approved the Horizon Offshore, Inc. 2006 Director Stock Plan (the 2006 Director Stock Plan). Under the 2006 Director Stock Plan, 150,000 shares of our common stock are authorized for issuance. The 2006 Director Stock Plan will remain in effect until August 2, 2016. The 2006 Director Stock Plan provides for grants of stock to non-employee directors, with or without restrictions, consisting of an initial grant of 5,000 shares of restricted stock to each of our four eligible non-employee directors and additional grants having an aggregate value of up to $100,000 to each of our four eligible non-employee directors following each annual meeting of stockholders and upon joining our board if other than by election at an annual meeting of stockholders. The compensation committee of the board of directors establishes the terms of the stock awards (including vesting schedules). Options will no longer be granted to the non-employee directors under the 2005 Incentive Plan. On August 3, 2006, 20,000 shares of restricted stock were granted to our non-employee directors under the 2006 Director Stock Plan.

At September 30, 2006, we had 130,000 shares of common stock remaining for issuance under the 2006 Director Stock Plan.

On January 1, 2006, we adopted SFAS No. 123(R). SFAS No. 123(R) mandates expense recognition for stock options and other types of equity-based compensation based on the fair value of the options at the grant date, therefore, we recognized stock-based compensation expense related to our equity awards of $2.2 million, and $6.7 million, respectively, for the three and nine months ended September 30, 2006, using the modified prospective

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method under SFAS No. 123(R). Of this amount, $1.9 million and $5.9 million, respectively, is included in selling, general and administrative expenses and $0.3 million and $0.8 million, respectively, is included in cost of contract revenues in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2006.

During the nine months ended September 30, 2006, we received cash of $8,000 from the exercise of options. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

Restricted Stock

On September 15, 2005, we issued 1,086,943 shares of restricted stock under our 2005 Incentive Plan to key members of our management team. These shares of restricted stock vest in four equal installments. The first two installments vested on September 30, 2005 and July 6, 2006, respectively, and the remaining two installments vest on July 6, 2007 and 2008. We initially recorded deferred compensation of $12.5 million as a reduction to stockholders’ equity for this restricted stock grant based on a closing price of $11.50 per share on the date of grant. During the third and fourth quarters of 2005, we amortized $4.2 million of deferred compensation expense. The deferred compensation balance at December 31, 2005 was $8.3 million. Prior to the January 1, 2006 adoption of SFAS 123(R), we accounted for restricted stock awards under APB No. 25. APB No. 25 required the full value of restricted stock awards to be recorded in stockholders’ equity with a deferred compensation balance recorded within equity for the unrecognized compensation cost. SFAS 123(R) requires any deferred compensation related to these earlier awards to be eliminated against the appropriate equity accounts. Accordingly, the deferred compensation balance of $8.3 million at December 31, 2005 was reclassified to additional paid-in capital on January 1, 2006. As of September 30, 2006, there was $5.4 million of unrecognized stock-based compensation expense related to the unvested portion of these restricted stock awards. That cost is expected to be recognized over a weighted average period of 1.75 years. During the three and nine months ended September 30, 2006, we recognized $0.8 million and $2.9 million of compensation cost related to the restricted stock issued in 2005, respectively, which is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations.

On March 7, 2006, our compensation committee established performance goals for our officers and key employees for fiscal year 2006 under our 2006 Annual Incentive Compensation Plan (the 2006 Compensation Plan), which includes a restricted stock component. The award of restricted stock to our executive officers, officers and selected managers will be based on an amount by which our net income exceeds specified net income goals. Shares of restricted stock will be distributed based on each restricted stock award pool participant’s pro rata percentage of cash bonuses paid to all participants in the restricted stock award pool. During the three and nine months ended September 30, 2006, we recorded $1.2 million and $3.3 million of stock-based compensation, respectively, related to the expected achievement of our net income goals for 2006. Of this amount, $0.9 million and $2.5 million, respectively, is included in selling, general and administrative expenses and $0.3 million and $0.8 million, respectively, is included in cost of contract revenues in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2006. Upon award of the restricted stock pursuant to the 2006 Compensation Plan, 50% of the shares will vest on the date of grant, 30% will vest on the first anniversary of the date of grant and 10% will vest each on the second and third anniversaries of the date of grant. These restricted stock awards will be granted pursuant to the 2005 Incentive Plan.

On August 3, 2006, we issued 20,000 shares of restricted stock under our 2006 Director Stock Plan to our non-employee directors. These shares of restricted stock vest on the earlier of August 3, 2007 or the date of our 2007 annual meeting of stockholders. During the three and nine months ended September 30, 2006, we recognized $75,000 of compensation cost related to the restricted stock issued to non-employee directors in 2006, respectively, which is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2006, there was $0.4 million of unrecognized stock-based compensation expense related to the unvested portion of these restricted stock awards.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Public Offering of Common Stock

On June 28, 2006, we completed the sale of 2,000,000 shares of common stock in an underwritten public offering. Certain of our stockholders participating in the offering also sold 6,500,000 shares of common stock on June 28, 2006, and an additional 1,275,000 shares of common stock on July 17, 2006.

We received net proceeds of $38.1 million in the public offering after deducting $2.9 million in underwriting discount and expenses paid during the second and third quarters of 2006. We used the net proceeds to repay debt, including accrued interest, and to fund capital expenditures and working capital requirements. We did not receive any of the proceeds from the sale of our common stock by the participating stockholders.

Treasury Stock

On March 10, 2006, we retired the 10,031 outstanding shares of our treasury stock, which assume the status of authorized and unissued shares of our common stock. As of December 31, 2005, treasury stock consisted of 10,031 shares at a cost of $1.6 million.

4.	RELATED PARTY TRANSACTIONS:

In August 1998, we entered into a master services agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates, L.P. and Elliott International L.P. (collectively, the Elliott Companies), to charter certain marine vessels from Odyssea. The Elliott Companies currently collectively hold 9.4% of our outstanding common stock. As of September 30, 2006, we owed Odyssea $6.7 million for charter services, compared to $5.5 million at September 30, 2005. Odyssea billed Horizon and Horizon paid Odyssea for services rendered under the master services agreement as follows (in millions).

	Nine Months Ended
	September 30,
	2006	2005

Amount billed to Horizon	$18.2	$9.5
Amount paid to Odyssea	$17.4	$7.5

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

On June 28, 2006, the Elliott Companies sold an aggregate of 4,402,024 shares of our common stock in an underwritten public offering, and an additional 863,475 shares of common stock on July 17, 2006. They have also made subsequent sales of 1,700,000 shares of our common stock through September 30, 2006, reducing their holdings of our common stock outstanding to 9.4%.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2006, Elliott Associates, L.P. holds approximately $4.9 million of the remaining $13.6 million of outstanding 8% Subordinated Notes. None of the other holders of our 8% Subordinated Notes are 5% beneficial owners of our common stock as of September 30, 2006.

5.	DEBT:

At September 30, 2006, we had approximately $118.9 million of total outstanding debt, including outstanding borrowings of $67.0 million under our CIT Group term loan, $38.3 million on five other term-debt facilities and $13.6 million on our remaining 8% Subordinated Notes, including paid in-kind interest. The outstanding debt at September 30, 2006 represents a decrease of approximately $11.2 million from the outstanding amount of debt at December 31, 2005. At September 30, 2006, $16.6 million of our debt is classified as current because of payments due within the next twelve months. Interest rates for our outstanding debt vary from the one-month commercial paper rate plus 2.45% to a fixed rate of 9.99% (7.69% to 9.99%) at September 30, 2006, and our average interest rate at September 30, 2006 was 9.5% per annum. In May 2006, we entered into an interest rate swap agreement to effectively convert the variable interest rate on approximately $35 million of our debt into fixed rate debt with a 9.99% interest rate. Our term-debt borrowings require approximately $1.3 million in total monthly principal payments.

On February 17, 2006, we completed the acquisition of the Texas Horizon, a dynamically positioned diving support and deepwater reel pipelay vessel. The purchase price was $23 million of which we paid $12 million cash and financed the balance of $11 million with a term debt facility from General Electric Capital Corporation (GE Capital). The loan was originally payable in eleven quarterly installments of $0.9 million beginning May 1, 2006 plus interest at an annual rate of three-month Libor plus 3.50%, maturing on February 1, 2009. In July 2006, we used a portion of the net proceeds from our public offering of common stock to repay this term debt facility in the amount of $10.3 million, including accrued interest.

On March 9, 2006, we entered into a loan agreement with the CIT Group pursuant to which we borrowed approximately $77.4 million in asset-based financing (inclusive of closing costs and fees of approximately $2.7 million). The term loan matures over a 60 month period and bears interest at an annual rate of one-month Libor plus 4.50%. We used the proceeds from this term loan to repay outstanding debt maturing in March 2006, our related party term debt under the Senior Credit Facilities maturing in March 2007 and to pay closing costs and fees. The $77.4 million CIT Group term loan is payable in monthly installments of $0.9 million plus interest for the first 24 months beginning March 31, 2006. For the next 35 months, the monthly payments decrease to $0.6 million, with a balloon payment due at maturity on March 9, 2011.

On April 28, 2006, we entered into a $30 million revolving credit facility with PNC Bank, as agent and lender. The facility includes a $25 million sublimit for letters of credit to secure performance bonds. Any outstanding letters of credit are deducted from the borrowing availability under the facility. At September 30, 2006, $23.5 million of the facility was utilized to support letters of credit. Advances are obtained in accordance with a borrowing base, which is calculated as a percentage of accounts receivable balances and costs in excess of billings. At September 30, 2006, we had no borrowings outstanding under this revolving credit facility, and we had $6.5 million available based upon the borrowing base calculation. The revolving credit facility has a five-year term and matures on April 28, 2011. Advances under the revolving credit facility bear interest at one-month Libor plus a margin ranging from 2.25% to 2.75%, or, at our option, at the prime rate plus a margin ranging from 0% to 0.25%. In addition to monthly interest, we are required to pay monthly maintenance fees for this revolving credit facility. Upon an event of default, the interest rate on outstanding advances increases by 2%.

On June 29, 2006, we amended our term-debt facility secured by our marine base at Port Arthur, Texas with GE Capital, as successor-in-interest to SouthTrust Bank, to extend the maturity date to June 29, 2011 at an annual interest rate of one-month Libor plus 3.50%. The term debt facility is payable in 60 monthly installments of $86,000, plus interest, commencing on July 30, 2006. As of September 30, 2006, the balance under this facility was $5.0 million.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our 8% Subordinated Notes accrue interest annually at 8% payable in-kind. The 8% Subordinated Notes mature on March 31, 2010 and are subordinate and junior to our existing senior secured debt in all respects. We have classified all of our 8% Subordinated Notes as long-term debt at September 30, 2006 and December 31, 2005, as these notes mature on March 31, 2010.

All of our assets, except the Texas Horizon, are pledged as collateral to secure our indebtedness. Our loans are secured by mortgages on all of our vessels and property and by our accounts receivable. Our loans contain customary default and cross-default provisions and covenants restricting our ability to issue additional capital stock, create additional liens, incur additional indebtedness, enter into affiliate transactions, dispose of assets, make any investments and pay dividends without lender consent. We are also required to maintain certain financial ratios at quarterly determination dates. At September 30, 2006, we were in compliance with all the financial covenants required by our loan and credit facilities. In the event that we do not meet our financial covenants and we are unsuccessful in obtaining waivers of non-compliance, our lenders will have the right to accelerate our debt with them, and cross-default provisions could result in the acceleration of all of our indebtedness.

6.	GAIN ON INSURANCE SETTLEMENT:

On May 18, 2004, our pipelay barge, the Gulf Horizon, caught fire while on tow from the U.S. Gulf of Mexico to Israel to perform the IEC project. In August 2004, the underwriters on the marine hull insurance policy that we purchased to cover physical damage to the Gulf Horizon during the tow filed an action for declaratory judgment in the English High Court seeking a declaration that the policy is void from its inception due to a misrepresentation of risk. During 2004, we recorded an impairment loss of $20.3 million on the Gulf Horizon to reflect its current market value of $2.0 million. We counter-claimed for the total policy limits of $28 million, plus legal and sue and labor expenses. On June 30, 2006, we settled our claims against the underwriters on the marine hull insurance policy covering physical damage to the Gulf Horizon, and we recorded a $14.3 million gain on the insurance settlement during the quarter ended June 30, 2006. Under the terms of the settlement, the underwriters paid us $14.3 million for all claims related to the suit on July 28, 2006.

7.	LOSS ON DEBT EXTINGUISHMENT:

Loss on debt extinguishment of $2.4 million for the nine months ended September 30, 2006 relates to the write-off of $1.8 million of the unamortized portion of deferred loan fees and a $636,000 prepayment penalty on the Senior Credit Facilities during the first quarter of 2006. Loss on debt extinguishment of $21.9 million from the Exchange Transaction during the second quarter of 2005 reflects the write-off of the unamortized portion of the deferred loan fees of $5.5 million and debt discount of $16.4 million. During the first quarter of 2005, we wrote-off $759,000 of the unamortized portion of deferred loan fees and $504,000 of the unamortized portion of debt discount for the Subordinated Notes related to the $3.5 million prepayment of those notes.

8.	COMMITMENTS AND CONTINGENCIES:

Letters of Credit

At September 30, 2006, we had outstanding letters of credit totaling $23.5 million to secure performance bonds on existing Pemex contracts.

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

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual Disputes and Litigation

On August 4, 2006, we received notice that an arbitral panel in Mexico rejected our weather related claims against Pemex under the EPC 64 contract. We reserved the remaining carrying value for these claims of $18.5 million during the quarter ended June 30, 2006, and we wrote-off the total $51.6 million included in costs in excess of billings related to the Pemex claims against the allowance for doubtful costs in excess of billings during the quarter ended September 30, 2006.

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

Horizon operates in a single industry segment, the marine construction services industry. Geographic information relating to Horizon’s operations follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Domestic	$61.3	$64.6	$201.1	$127.2
Latin America	66.1	8.6	146.3	8.9
West Africa	6.7	16.5	68.9	43.0
Southeast Asia/Mediterranean	9.6	3.1	14.3	21.6

Total	$143.7	$92.8	$430.6	$200.7

Gross Profit(1):
Domestic	$21.7	$22.3	$75.5	$32.3
Latin America	19.3	0.4	39.2	(2.7)
West Africa	(7.5)	0.7	(5.7)	3.7
Southeast Asia/Mediterranean	5.6	(2.4)	7.8	(0.6)

Total	$39.1	$21.0	$116.8	$32.7

	As of
	September 30,	December 31,
	2006	2005

Property and Equipment(2):
Domestic	$138.7	$109.6
Latin America	25.4	0.1
West Africa	0.4	58.2
Southeast Asia/Mediterranean	37.2	18.5

Total	$201.7	$186.4

(1)	Gross profit for each geographic segment includes costs incurred related to idle and stacked equipment.

(2)	Property and equipment includes vessels, property and related marine equipment. Amounts reflect the location of the assets at September 30, 2006 and December 31, 2005. Equipment location changes as necessary to meet working requirements. Other identifiable assets include inventory and other long-term assets, and are primarily located in the domestic region.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

General

We provide marine construction services for the offshore oil and gas and other energy related industries in the U.S. Gulf of Mexico, Latin America, Southeast Asia/Mediterranean and West Africa.

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

Overview

In response to higher energy prices for the last several years, oil and gas companies have increased their capital expenditures for offshore drilling activity. Demand continues to remain strong due to repair and salvage work resulting from the unprecedented hurricane activity in the U.S. Gulf of Mexico in 2004 and 2005. Due to increased capital expenditures for offshore drilling activity and repair and salvage work, we are currently experiencing strong demand for all of our services, resulting in improved pricing and vessel utilization. The strong demand for construction services has increased prices on offshore construction contracts, thereby contributing to higher gross margins on these contracts. We are currently bidding and performing the majority of our work in the U.S. Gulf of Mexico on a day-rate basis. Our backlog was approximately $132 million as of September 30, 2006. We have been able to maximize utilization of our vessels, personnel and marine bases due to the increased demand for offshore construction services, which has resulted in higher recovery of fixed costs, and in turn, has positively impacted our gross profit and margins.

Our gross profit was $116.8 million, or 27.1% of contract revenues of $430.6 million, for the nine months ended September 30, 2006. Operating income of $87.0 million for the nine months ended September 30, 2006 includes the write-off of the remaining carrying value of the Petróleos Mexicanos (Pemex) EPC 64 claims totaling $18.5 million and a $14.3 million gain on insurance settlement of claims related to the Gulf Horizon. This compares to gross profit of $32.7 million, or 16.3% of contract revenues of $200.7 million, and operating income of $6.3 million for the nine months ended September 30, 2005. Gross profit for the quarter ended September 30, 2006 was $39.1 million, or 27.2% of contract revenues of $143.7 million. Operating income was $30.8 million for the third quarter of 2006. This compares to gross profit of $21.0 million, or 22.6% of contract revenues of $92.8 million, and operating income of $8.8 million for the quarter ended September 30, 2005. The improvement in our operating results is mostly due to our domestic operations in the U.S. Gulf of Mexico, which consists of new construction activity and repair and salvage work, as well as work performed on two significant projects for Pemex in Latin America. Although we were unsuccessful in the settlement of our weather related claims against Pemex under the EPC 64 contract that was completed in 2003, we have not experienced any subsequent disputes on our projects for Pemex and have collected all amounts in accordance with contract terms. The higher level of activity and improvement in pricing levels and vessel utilization in the U.S. Gulf of Mexico has contributed to the significant increase in our gross profit. Given the continued high commodity prices and the demand for new construction, as well as repair and salvage work for the substantial damage caused by Hurricane Ivan (September 2004), Hurricane Katrina (August 2005) and Hurricane Rita (September 2005), we anticipate that our vessel utilization in the U.S. Gulf of Mexico will remain at high levels through 2007.

Net income was $53.2 million, or $1.72 per share-diluted, for the nine months ended September 30, 2006, compared with a net loss of $(40.1) million, or $(17.63) per share-diluted, for the nine months ended September 30, 2005. Net income was $20.9 million, or $0.64 per share-diluted for the quarter ended September 30, 2006, compared with net income of $3.1 million, or $0.12 per share-diluted for the third quarter of 2005.

Results of Operations

Information relating to Horizon’s operations follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Domestic	$61.3	$64.6	$201.1	$127.2
Latin America	66.1	8.6	146.3	8.9
West Africa	6.7	16.5	68.9	43.0
Southeast Asia/Mediterranean	9.6	3.1	14.3	21.6

Total	$143.7	$92.8	$430.6	$200.7

Gross Profit:
Domestic	$21.7	$22.3	$75.5	$32.3
Latin America	19.3	0.4	39.2	(2.7)
West Africa	(7.5)	0.7	(5.7)	3.7
Southeast Asia/Mediterranean	5.6	(2.4)	7.8	(0.6)

Total	$39.1	$21.0	$116.8	$32.7

Quarter Ended September 30, 2006 Compared to the Quarter Ended September 30, 2005

Contract Revenues.  Contract revenues were $143.7 million for the quarter ended September 30, 2006, compared to $92.8 million for the quarter ended September 30, 2005. The increase in revenues for the third quarter of 2006 is primarily due to our Latin America operations. We continue to work on a significant project for Pemex offshore Mexico consisting of the construction of 17.5 miles of 20” and 24” diameter pipe and the tie-in and commissioning of the associated pipelines. We currently expect this project to be substantially completed during the first quarter of 2007. In November 2006, we completed construction activities on another project for Pemex that began in the third quarter of last year.

Revenues for our domestic operations during the third quarter of 2006 primarily relate to new construction projects in the U.S. Gulf of Mexico, as well as projects for repair and salvage work resulting from the unprecedented hurricane activity during 2005. Activity levels in the U.S. Gulf of Mexico remain high because of increased capital expenditures by oil and gas companies in response to higher energy prices and due to the substantial amount of hurricane related repair and salvage work. Additionally, improved competitive market conditions for our services and resulting pricing levels on contracts for work in the U.S. Gulf of Mexico have significantly increased our revenues since the second half of 2005.

Our contract revenues for West Africa during the quarter ended September 30, 2006 decreased, compared with the third quarter of 2005 because we have completed most of the scope of work required by the West Africa Gas Pipeline Company (WAPCo) under the contract for the installation of the West Africa Gas Pipeline and have begun the last phase of the project. Our combination pipelay/derrick barge, the Sea Horizon, completed its work under the contract during the second quarter of 2006 and was re-deployed to Southeast Asia. We currently do not have any future projects scheduled in our West Africa geographic segment.

The Southeast Asia/Mediterranean revenues for the third quarter of 2006 increased compared with the third quarter of last year because we re-deployed the Sea Horizon to Southeast Asia to work on a project offshore Malaysia. We expect to continue to work this vessel in this geographic segment through 2006 and 2007.

Gross Profit.  Gross profit was $39.1 million (27.2% of contract revenues) for the quarter ended September 30, 2006, compared to $21.0 million (22.6% of contract revenues) for the third quarter of 2005. Our gross profit and margins have increased due to the increased level of offshore construction activity and improved competitive market conditions, which has improved pricing and increased vessel utilization. In our West Africa geographic segment, we recognized a $(7.5) million gross loss during the third quarter of 2006 related to the estimated additional costs we will incur through completion on the West Africa Gas Pipeline project. We subcontracted the tie-in work of this project, and the losses are primarily due to the subcontractor’s performance and continued poor equipment and labor productivity of the subcontracted vessel. The delays caused by this subcontractor on the tie-in work and by another subcontractor during the second quarter of 2006 will result in completion of the project outside the original contract schedule. We expect the project to be substantially completed during the fourth quarter of 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $8.3 million (5.8% of contract revenues) for the three months ended September 30, 2006, compared to $9.9 million (10.6% of contract revenues) for the third quarter of 2005. Due primarily to the substantial increase in revenues for the third quarter of 2006, selling, general and administrative expenses decreased as a percentage of revenues, as compared to the third quarter of 2005. Selling, general and administrative expenses decreased by $1.6 million compared to the same quarter last year due to less stock-based compensation expense recorded and less legal expense incurred, as we have settled our major outstanding claims, during the third quarter of 2006. Stock-based compensation expense for the third quarter of 2006 includes $1.7 million primarily related to our 2005 and 2006 restricted stock grants and accrued stock-based compensation under our 2006 Annual Incentive Compensation Plan (the 2006 Compensation Plan). Stock-based compensation expense for the third quarter of last year includes $3.1 million related to the restricted stock granted during the third quarter of 2005 that vested on September 30, 2005.

Interest Expense.  For the three months ended September 30, 2006, interest expense was $3.1 million, compared to $5.6 million for the three months ended September 30, 2005, as follows (in millions):

	Three Months Ended
	September 30,
	2006	2005

Cash paid for interest	$2.3	$3.5
Interest paid in-kind	0.3	1.0
Accretion in the fair value of the Series B Preferred Stock	—	1.0
Other non-cash charges, net	0.5	0.1

	$3.1	$5.6

Other non-cash charges to interest expense primarily consist of amortization of debt discounts and deferred loan fees, and accrued and unpaid interest. Our total outstanding debt was $118.9 million at September 30, 2006, compared to $152.8 million at September 30, 2005.

Interest Income.  Interest income includes interest from cash investments for the three months ended September 30, 2006 and 2005 of $894,000 and $218,000, respectively. Cash investments consist of interest bearing demand deposits and short-term money market investment accounts. Interest income increased due to higher average cash and cash investment balances invested at higher interest rates during the third quarter of 2006.

Other Income (Expense), Net.  Other income (expense) for the quarter ended September 30, 2006 primarily consisted of approximately $347,000 of foreign currency gain and $48,000 of net other miscellaneous income generated during the quarter ended September 30, 2006. The foreign currency gain is primarily due to favorable rates obtained on conversion of Mexican pesos to U.S. dollars upon collection of our receivables from Pemex related to our two significant projects offshore Mexico. Other income (expense) for the quarter ended September 30, 2005 primarily consisted of a $30,000 gain on the sale of the Cajun Horizon, a marine construction vessel.

Income Taxes.  We use the liability method of accounting for income taxes. For the quarter ended September 30, 2006, we recorded an income tax provision of $8.1 million, at an effective rate of 27.9% on pre-tax income from continuing operations of $29.0 million. For the quarter ended September 30, 2005, we recorded an income tax provision of $359,000 on pre-tax income from continuing operations of $3.4 million. The difference in the statutory rate and the effective rate for the quarter ended September 30, 2006 relates to a change in estimate for determining our Section 382 limitation of the Internal Revenue Code of the amount of net operating losses we may utilize prior to a change of control. We experienced a change of control under the tax code in June 2005 from the debt-for-equity exchange transaction (the Exchange Transaction) that we entered into with the holders of all of our former 16% and 18% subordinated secured notes originally due March 31, 2007 (collectively, the Subordinated Notes) on June 10, 2005. During the third quarter of 2006, upon filing of our 2005 federal income tax return, we released additional valuation allowance against our deferred tax asset related to the amount of our pre-change of control net operating losses that would be available under the tax code. Additionally, the reduction in our effective tax rate for the third quarter of 2006 is due to income earned in foreign tax jurisdictions with lower income tax rates. For the third quarter of 2005, the provision for income taxes related to foreign taxes on income generated from international operations.

Net Income (Loss).  Net income for the quarter ended September 30, 2006 was $20.9 million, or $0.64 per share-diluted. This compares to net income of $3.1 million, or $0.12 per share-diluted for the quarter ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Contract Revenues.  Contract revenues were $430.6 million for the nine months ended September 30, 2006, compared to $200.7 million for the nine months ended September 30, 2005. Our revenues have increased during the first nine months of 2006 due to work performed for new construction activity and hurricane related repair work in the U.S. Gulf of Mexico, on two significant projects for Pemex and on the West Africa Gas Pipeline. Hurricane related repair and salvage work was a significant portion of our domestic revenues for the first half of 2006; however, new construction work provided most of our domestic revenues in the third quarter of 2006. Revenues from our Southeast Asia/Mediterranean geographic segment decreased during the first nine months of 2006 compared to the first nine months of 2005 due to the completion of work performed on the Israel Electric Corporation (IEC) project during 2005. Upon completion of the IEC project, we mobilized the Sea Horizon to West Africa during the second quarter of 2005 to work on the West Africa Gas Pipeline. During the second quarter of 2006, we re-deployed the Sea Horizon to Southeast Asia and began work on a project offshore Malaysia in July 2006. We expect to continue to work this vessel in this geographic segment through 2006 and 2007.

Gross Profit.  Gross profit was $116.8 million (27.1% of contract revenues) for the nine months ended September 30, 2006, compared to $32.7 million (16.3% of contract revenues) for the nine months ended September 30, 2005. The increase in gross profit and our gross margins is primarily due to improved vessel utilization and pricing levels in the U.S. Gulf of Mexico. The strong demand for marine construction and improved competitive market conditions in the U.S. Gulf of Mexico have driven our increased profitability. Additionally, work on our two significant projects for Pemex offshore Mexico has improved our profitability.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $25.6 million (6.0% of contract revenues) for the nine months ended September 30, 2006, compared to $22.4 million (11.2% of contract revenues) for the first nine months of 2005. Selling, general and administrative expenses increased for the nine months of 2006 compared to the first nine months of 2005 due the significant legal expense we incurred related to our claim against the underwriters on the marine hull insurance policy covering physical damage to the Gulf Horizon. Additionally, selling, general and administrative expenses for the nine months ended September 30, 2006 include $5.4 million for stock-based compensation cost primarily related to restricted stock granted during 2005 and 2006 and accrued stock-based compensation under our 2006 Compensation Plan, compared to $3.1 million of compensation expense recorded for the first nine months of 2005 related to the restricted stock granted during the third quarter of 2005 that vested on September 30, 2005.

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

Reserves for claims and receivables.  On August 4, 2006, we received notification that an arbitral panel in Mexico handling our Pemex EPC 64 contract claims ruled that the contract precludes recovery for weather related interruptions incurred in connection with the project. During the second quarter of 2006, we reserved $18.5 million for the remaining carrying value of these claims, and we wrote-off the receivable against the allowance for doubtful costs in excess of billings during the third quarter of 2006. For the nine months ended September 30, 2005, we recorded a $1.7 million reserve related to a suit filed against Williams Oil Gathering LLC (Williams) for breach of contract and wrongful withholding of amounts due to us for services provided on a pipeline project in 2003. On July 7, 2005, we settled all claims related to the suit filed against Williams.

Interest Expense.  Interest expense was $10.8 million for the nine months ended September 30, 2006 and $22.5 million for the nine months ended September 30, 2005, as follows (in millions):

	Nine Months Ended
	September 30,
	2006	2005

Cash paid for interest	$8.7	$8.2
Interest paid in-kind	1.1	6.0
Accretion in the fair value of the Series A and Series B Preferred Stock	—	1.9
Other non-cash charges, net	1.0	6.4

	$10.8	$22.5

Other non-cash charges to interest expense primarily consist of amortization of debt discounts and deferred loan fees, and accrued and unpaid interest. Our total outstanding debt was $118.9 million at September 30, 2006, compared to $152.8 million at September 30, 2005. Interest expense decreased for the nine months ended September 30, 2006 because there was no amortization of debt discount and less paid in-kind interest due to the extinguishment of approximately $85 million of Subordinated Notes in June 2005.

Interest Income.  Interest income on cash investments for the nine months ended September 30, 2006 was $1.7 million compared to $0.5 million for the nine months ended September 30, 2005. Cash investments consist of interest bearing demand deposits and short-term money market investment accounts. Interest income increased due to higher average cash and cash investment balances invested at higher interest rates during the first nine months of 2006 as a result of our improved financial condition and results of operations.

Loss on Debt Extinguishment.  Loss on debt extinguishment for the nine months ended September 30, 2006 was $2.4 million related to the write-off of the unamortized portion of deferred loan fees and a prepayment penalty on the repayment of our two senior secured term loans originally due March 31, 2007 (the Senior Credit Facilities). We recognized a loss on debt extinguishment of $23.1 million for the nine months ended September 30, 2005 from the Exchange Transaction that we completed on June 10, 2005 and the $3.5 million prepayment of our Subordinated Notes in January 2005, which reflects the write-off of the unamortized portion of the deferred loan fees and debt discount.

Other Income (Expense), Net.  Other income (expense) for the nine months ended September 30, 2006, primarily consisted of $149,000 of net foreign currency gain, a $25,000 gain on sale of assets and $184,000 of other miscellaneous income generated during the first nine months of 2006. Other income (expense) for the nine months ended September 30, 2005 primarily consisted of approximately $(69,000) of net foreign currency loss due to activity in Mexico in the first quarter of 2005 that was denominated in Mexican pesos, partially offset by a $41,000 net gain on sale of assets.

Income Taxes.  We use the liability method of accounting for income taxes. For the nine months ended September 30, 2006, we recorded an income tax provision of $22.7 million, at an effective rate of 29.9% on pre-tax income from continuing operations of $75.9 million. The difference in the statutory rate and the effective rate for the nine months ended September 30, 2006 relates to a change in estimate for determining our Section 382 limitation of the tax code which limited the pre-change of control net operating losses we may utilize. Accordingly, we released valuation allowance of approximately $3 million against our deferred tax asset related to our pre-change of control net operating losses. Additionally, the reduction in our effective tax rate is due to income earned in foreign tax jurisdictions with lower income tax rates. For the nine months ended September 30, 2005, we recorded an income tax provision of $1.3 million related to foreign taxes on income generated from international operations, and we did not record a tax benefit on pre-tax losses of $(38.9) million because we recorded an additional valuation allowance to fully offset our net deferred tax assets that were not expected to be realized due to the uncertainty of future taxable income.

Net Income (Loss).  Net income for the nine months ended September 30, 2006 was $53.2 million, or $1.72 per share-diluted. Net income includes the after tax effect of the additional reserve of the remaining carrying value of the Pemex EPC 64 claim of $18.5 million and the $14.3 million gain recorded from the Gulf Horizon insurance settlement. This compares to a net loss of $(40.1) million, or $(17.63) per share-diluted for the nine months ended September 30, 2005.

Liquidity and Capital Resources

General

At September 30, 2006, cash and cash equivalents were approximately $60.4 million compared to approximately $43.0 million as of December 31, 2005. At September 30, 2006, we also had approximately $9.3 million of total restricted cash, including interest received, that we are required to maintain related to cash used to secure a letter of credit under the IEC contract. We invest excess cash in highly liquid investments with original maturities of three months or less so that such funds are readily available for operating purposes. Additionally, we have a $30 million revolving credit facility with PNC Bank, National Association (PNC Bank). The facility includes a $25 million sublimit for letters of credit to secure performance bonds, and any outstanding letters of credit are deducted from the borrowing availability under the facility. At September 30, 2006, $23.5 million of the facility was utilized to support letters of credit to secure performance bonds on existing Pemex contracts. At September 30, 2006, we had no borrowings outstanding under our revolving credit facility, and we had $6.5 million available based upon the borrowing base calculation. Advances under the revolving credit facility are obtained in accordance with a specific borrowing base which is calculated as a percentage of accounts receivable balances and costs in excess of billings. We believe that our existing cash and cash equivalents, borrowing capacity available under our revolving credit facility and cash expected to be generated from future operations should be sufficient to meet our capital and operating requirements at least through the next twelve months.

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

Recent Events

On June 28, 2006, we completed the sale of 2,000,000 shares of common stock in an underwritten public offering. Our stockholders participating in the offering also sold 6,500,000 shares of common stock on June 28, 2006, and an additional 1,275,000 shares of common stock on July 17, 2006. We received net proceeds of $38.1 million in the public offering after deducting $2.9 million in underwriting discount and expenses paid during the second and third quarters of 2006. We used the net proceeds to repay debt, including accrued interest, and to fund capital expenditures and working capital requirements. We did not receive any of the proceeds from the sale of our common stock by the participating stockholders.

Cash Flows

Cash provided by operations was $10.1 million for the nine months ended September 30, 2006 compared to cash used in operations of $(13.7) million for the nine months ended September 30, 2005. Cash provided by operations is primarily attributable to net income of $53.2 million for the nine months ended September 30, 2006 offset by increases in accounts receivable and costs in excess of billings related to the increase in our marine construction activities in 2006. Cash used in operations for the nine months ended September 30, 2005 was primarily attributable to our net loss of $(40.1) million, partially offset by the $23.1 loss on the early extinguishment of debt, and the reduction of accounts payable as funds became available from the Senior Credit Facilities.

Cash used in investing activities was $(3.9) million for the nine months ended September 30, 2006 compared to cash used in investing activities of $(1.4) million for the nine months ended September 30, 2005. The increase in cash used in investing activities is attributable to the acquisition of the Texas Horizon that we purchased in February 2006. We paid the purchase price of $23 million with $12 million cash and financed the remaining $11 million balance with a term debt facility. Cash flows from investing activities include the $14.3 million that the underwriters paid us on July 28, 2006 under the terms of the settlement of our claims against the underwriters on the marine hull insurance policy covering physical damage to the Gulf Horizon.

Cash provided by financing activities was $11.3 million for the nine months ended September 30, 2006 compared to cash used in financing activities of $(5.3) million for the nine months ended September 30, 2005. Cash provided by financing activities for the nine months ended September 30, 2006 related to the net proceeds received from the public offering of our common stock completed on June 28, 2006. The cash provided by financing activities was offset by the monthly installment payments of our term debt, the repayment of $5.0 million under The CIT Group/Equipment Financing, Inc. (the CIT Group) term loan and repayment of our term debt facility from General Electric Capital Corporation (GE Capital) in the amount of $10.3 million, including accrued interest. Cash used in financing activities for the first nine months of 2005 included $45.4 million in payments on debt, offset by $44.2 million from borrowings under the Senior Credit Facilities.

Working Capital

As of September 30, 2006, we had working capital of $173.7 million, compared to $74.1 million of working capital at December 31, 2005. The increase in working capital was primarily attributable to an increase in contract receivables and costs in excess of billings associated with the higher level of revenues and contract activity and an increase in cash and cash equivalents. Additionally, we recorded a $4.9 million tax receivable related to a federal income tax refund. The write-off of our Pemex EPC 64 contract claims during the third quarter of 2006 reduced our estimated taxable income for 2006 resulting in an estimated tax overpayment. The increase in costs in excess of billings primarily relates to $70.4 million of unbilled contract revenues on our two significant contracts with Pemex which require us to reach certain milestones before we may issue progress billings. In October 2006, we billed approximately $36.9 million of the amount included in costs in excess of billings related to these Pemex contracts. We expect to bill the remaining $33.5 million related to the Pemex contracts included in cost in excess of billings in November and December 2006. The increase in costs in excess of billings was partially offset by the write-off of the remaining carrying value of the Pemex EPC 64 claims of $18.5 million included in costs in excess of billings. Cash and cash equivalents also increased as of September 30, 2006 as a result of the net proceeds received from the public offering of our common stock completed on June 28, 2006.

Indebtedness

At September 30, 2006, we had approximately $118.9 million of total outstanding debt, including outstanding borrowings of $67.0 million under our CIT Group term loan, $38.3 million on five other term-debt facilities and $13.6 million on our remaining subordinated notes due March 31, 2010 (the 8% Subordinated Notes), including paid in-kind interest. The outstanding debt at September 30, 2006 represents a decrease of approximately $11.2 million from the outstanding amount of debt at December 31, 2005. This decrease is due to the repayment of a portion of our CIT Group term loan with net proceeds from our public offering of common stock on June 28, 2006 and the scheduled amortization payments on our debt. At September 30, 2006, $16.6 million of our debt is classified as current because of payments due within the next twelve months. Interest rates for our outstanding debt vary from the one-month commercial paper rate plus 2.45% to a fixed rate of 9.99% (7.69% to 9.99%) at September 30, 2006, and our average interest rate at September 30, 2006 was 9.5% per annum. In May 2006, we entered into an interest rate swap agreement to effectively convert the variable interest rate on approximately $35 million of our debt into fixed rate debt with a 9.99% interest rate. Our term-debt borrowings require approximately $1.3 million in total monthly principal payments.

On February 17, 2006, we completed the acquisition of the Texas Horizon, a dynamically positioned diving support and deepwater reel pipelay vessel. The purchase price was $23 million of which we paid $12 million cash and financed the balance of $11 million with a term debt facility from GE Capital. The loan was originally payable in eleven quarterly installments of $0.9 million beginning May 1, 2006 plus interest at an annual rate of three-month

Libor plus 3.50%, maturing on February 1, 2009. In July 2006, we used a portion of the net proceeds from our public offering of common stock to repay this term debt facility in the amount of $10.3 million, including accrued interest.

On March 9, 2006, we entered into a loan agreement with the CIT Group pursuant to which we borrowed approximately $77.4 million in asset-based financing (inclusive of closing costs and fees of approximately $2.7 million). The term loan matures over a 60 month period and bears interest at an annual rate of one-month Libor plus 4.50%. We used the proceeds from this term loan to repay outstanding debt maturing in March 2006, our related party term debt under the Senior Credit Facilities maturing in March 2007 and to pay closing costs and fees. The $77.4 million CIT Group term loan is payable in monthly installments of $0.9 million for the first 24 months beginning March 31, 2006. For the next 35 months, the monthly payments decrease to $0.6 million, with a balloon payment due at maturity on March 9, 2011. On June 29, 2006, we repaid an additional $5.0 million due under this term loan with a portion of the net proceeds from our public stock offering.

On April 28, 2006, we entered into a $30 million revolving credit facility with PNC Bank, as agent and lender. The facility includes a $25 million sublimit for letters of credit to secure performance bonds. Any outstanding letters of credit are deducted from the borrowing availability under the facility. At September 30, 2006, $23.5 million of the facility was utilized to support letters of credit. Advances are obtained in accordance with a borrowing base, which is calculated as a percentage of accounts receivable balances and costs in excess of billings. At September 30, 2006, we had no borrowings outstanding under this revolving credit facility, and we had $6.5 million available based upon the borrowing base calculation. The revolving credit facility has a five-year term and matures on April 28, 2011. Advances under the revolving credit facility bear interest at one-month Libor plus a margin ranging from 2.25% to 2.75%, or, at our option, at the prime rate plus a margin ranging from 0% to 0.25%. In addition to monthly interest, we are required to pay monthly maintenance fees for this revolving credit facility. Upon an event of default, the interest rate on outstanding advances increases by 2%.

On June 29, 2006, we amended our term-debt facility secured by our marine base at Port Arthur, Texas with GE Capital, as successor-in-interest to SouthTrust Bank, to extend the maturity date to June 29, 2011 at an annual interest rate of one-month Libor plus 3.50%. The term debt facility is payable in 60 monthly installments of $86,000, plus interest, commencing on July 30, 2006. As of September 30, 2006, the balance under this facility was $5.0 million.

Our 8% Subordinated Notes accrue interest annually at 8% payable in-kind. The 8% Subordinated Notes mature on March 31, 2010 and are subordinate and junior to our existing senior secured debt in all respects. We have classified all of our 8% Subordinated Notes as long-term debt at September 30, 2006 and December 31, 2005, as these notes mature on March 31, 2010.

All of our assets, except the Texas Horizon, are pledged as collateral to secure our indebtedness. Our loans are secured by mortgages on all of our vessels and property and by our accounts receivable. Our loans contain customary default and cross-default provisions and covenants restricting our ability to issue additional capital stock, create additional liens, incur additional indebtedness, enter into affiliate transactions, dispose of assets, make any investments and pay dividends without lender consent. We are also required to maintain certain financial ratios at quarterly determination dates. At September 30, 2006, we were in compliance with all the financial covenants required by our loan and credit facilities. In the event that we do not meet our financial covenants and we are unsuccessful in obtaining waivers of non-compliance, our lenders will have the right to accelerate our debt with them, and cross-default provisions could result in the acceleration of all of our indebtedness.

Claims and Litigation

On August 4, 2006, we received notification that an arbitral panel in Mexico rejected our weather related claims against Pemex under the EPC 64 contract. We reserved the remaining carrying value for these claims of $18.5 million during the second quarter ended June 30, 2006, and we wrote-off the total $51.6 million included in costs in excess of billings related to the Pemex claims against the allowance for doubtful costs in excess of billings during the quarter ended September 30, 2006.

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

Contractual Obligations and Capital Expenditures

We have fixed debt service and lease payment obligations under notes payable and operating leases for which we have material contractual cash obligations. Interest rates on our debt vary from the one-month commercial paper rate plus 2.45% to a fixed rate of 9.99% (7.69% to 9.99%) at September 30, 2006, and our average interest rate at September 30, 2006, was 9.5%. The following table summarizes our long-term material contractual cash obligations, including interest payments calculated at the effective interest rate at September 30, 2006, on variable rate debt and the interest rate on our fixed rate debt (in thousands):

	Remainder
	of 2006	2007	2008	2009	2010	Thereafter	Total

Principal and interest payments on debt	$8,869	$24,705	$20,377	$18,644	$48,348	$33,696	$154,639
Operating leases	644	2,391	2,200	757	1,879	8,855	16,726

	$9,513	$27,096	$22,577	$19,401	$50,227	$42,551	$171,365

Our estimated planned capital expenditures for the remainder of 2006 range from approximately $8 million to $10 million and are primarily related to the purchase of equipment currently being rented, vessel improvements required for specific project needs and scheduled dry-docks. The actual amount expended will depend upon available funds, work awarded and future operating activity.

Forward-Looking Statements

In addition to historical information, Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements regarding events and financial trends that may affect our future operating results and financial position. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

•	our ability to finance our debt obligations and finance our capital requirements;

•	our ability to obtain additional financing needed in the future;

•	our ability to comply with our financial and other covenants in the future;

•	the potential impairment of our assets in the future;

•	our potential to incur operating losses in the future;

•	oil and gas prices are volatile and price declines may affect us;

•	industry volatility, including the level of capital expenditures by oil and gas companies due to fluctuations in the price, and perceptions of the future price, of oil and gas;

•	contract bidding risks, including those involved in performing projects on a fixed-price basis and extra work performed outside the original scope of work, and the successful negotiation and collection of such contract claims;

•	our ability to obtain performance bonds and letters of credit if required to secure our performance under new international contracts;

•	the highly competitive nature of the marine construction business;

•	our operations in the U.S. Gulf of Mexico may be adversely impacted by tropical storms and hurricanes;

•	operating hazards, including the unpredictable effect of natural occurrences on operations, such as hurricanes and other hazards associated with maritime activities, and the significant possibility of accidents resulting in personal injury and property damage;

•	seasonality of the offshore construction industry in the U.S. Gulf of Mexico;

•	risks involved in the expansion of our operations into international offshore oil and gas producing areas, where we have not previously been operating;

•	our dependence on continued strong working relationships with significant customers operating in the U.S. Gulf of Mexico;

•	percentage-of-completion accounting;

•	the continued active participation of our executive officers and key operating personnel;

•	our ability to obtain and retain highly skilled personnel;

•	the effect on our performance of regulatory programs and environmental matters; and

•	a possible terrorist attack or armed conflict.

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

Our market risk exposures consist primarily of interest rate and exchange rate fluctuation on financial instruments, as detailed below. Our market risk sensitive instruments are classified as “other than trading.” The following sections address the significant market risks associated with our financial activities for the nine months ended September 30, 2006. Our exposure to market risk, as discussed below, includes “forward-looking statements” and represents estimates of possible changes in fair values, future earnings or cash flows that would occur, assuming hypothetical future movements in interest rates or foreign currency exchange rates.

As of September 30, 2006, the carrying value of our debt, including accrued interest, was approximately $119.5 million. The fair value of this debt approximates the carrying value because the interest rates on a portion of our debt are based on floating rates established by reference to market rates. The fair value of our 8% Subordinated Notes approximates the carrying value because the fixed interest rate charged approximates the rates at which we can currently borrow. We have $13.6 million aggregate principal amount of 8% Subordinated Notes at a fixed 8% interest rate. A hypothetical 1% increase in the applicable floating interest rates as of September 30, 2006 would increase our annual interest expense by approximately $0.7 million.

We entered into an interest rate swap agreement with PNC Bank in May 2006 to minimize earnings fluctuations caused by interest rate volatility associated with our variable rate debt. The interest rate swap agreement effectively converts the variable interest rate on approximately $35 million of our debt into fixed rate debt with a 9.99% interest rate. We did not enter into this agreement for speculative or trading purposes. Depending on interest rate fluctuations, our interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The fair value of the interest rate swap agreements is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At September 30, 2006, the fair value of the derivative instrument was

$(505,000), which is reflected in other liabilities and accumulated other comprehensive loss in the accompanying consolidated balance sheet.

We collect revenues and pay local expenses in foreign currency. We manage foreign currency risk by attempting to contract as much foreign revenue as possible in U.S. dollars. All of our revenues from foreign contracts, except for a portion generated from our contracts with Pemex, are denominated in U.S. dollars. We monitor the exchange rate of our foreign currencies, in order to mitigate the risk from foreign currency fluctuations. We receive payment in foreign currency equivalent to the U.S. dollars billed, which is converted to U.S. dollars on that day or the day following payment. We recognized a $149,000 net foreign currency gain due to the favorable rates obtained on the conversion of Mexican pesos to U.S. dollars received on our Pemex contracts for the nine months ended September 30, 2006. Additional exposure could occur if we perform more international contracts.

The level of construction services required by a customer depends on the size of its annual capital expenditure budget for construction. Consequently, customers that account for a significant percentage of contract revenues in one year may represent an immaterial percentage of contract revenues in subsequent years.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this quarterly report, were effective in ensuring that the information required to be included in reports we file or submit to the Securities and Exchange Commission (the SEC) under the Exchange Act is recorded, processed, summarized and reported to timely alert them to material information relating to us. There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In April 2005, we submitted the Pemex EPC 64 claims related to interruptions due to adverse weather conditions to arbitration in Mexico in accordance with the Rules of Arbitration of the International Chamber of Commerce. On August 4, 2006, we received notification that an arbitral panel in Mexico rejected these claims. The arbitrators ruled that the contract precludes recovery for weather related interruptions incurred in connection with the project. We reserved the remaining carrying value of $18.5 million for these claims during the second quarter ended June 30, 2006, and we wrote-off the $51.6 million included in costs in excess of billings related to the Pemex claims against the allowance for doubtful costs in excess of billings during the quarter ended September 30, 2006.

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

As a result of our international operations, we are subject to the FCPA, which generally prohibits companies that have registered their securities with the SEC and the intermediaries of such companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. We have reported to the SEC and the Department of Justice (DOJ) that we have discovered that one of our employees or representatives may have made an improper payment of approximately $35,000 to a customs official in a Latin American country. We are fully cooperating with the SEC and the DOJ. The SEC, DOJ and other authorities have a broad range of civil and criminal sanctions under the FCPA and other laws, which they may seek to impose against corporations and individuals in appropriate circumstances including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. Such agencies and authorities have entered into agreements with, and obtained a range of sanctions against, several public corporations and individuals arising from allegations of improper payments and deficiencies in books and records and internal controls, whereby civil and criminal penalties were imposed, including in some cases multi-million dollar fines and other sanctions. Based on current information, we cannot predict, whether we will reach resolution with the SEC, DOJ or other governmental agencies through current or future discussions or what, if any, actions may be taken by the SEC, DOJ or other authorities or the effect it may have on our consolidated financial statements. If we are not in compliance with the FCPA, including with regard to the matter we have reported to the SEC and the DOJ, we may be subject to criminal and civil penalties, which may cause harm to our reputation and could have an adverse effect on our business, financial condition and results of operations.

Our ability to obtain performance bonds and letters of credit required to secure our performance under contracts may affect our ability to bid and obtain contract awards.

We have been and will likely be required to provide cash collateral to secure performance bonds and letters of credit on large international contracts, including contracts which have already been awarded and are in various stages of completion. If we are unable to secure performance bonds and letters of credit with cash collateral when and if they are required, we may not be able to bid on or obtain contracts requiring performance bonds or letters of credit, which could adversely affect our results of operations and financial condition.

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

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as greater than a 50% change, by value, in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carryforwards against its post-change of control income may be limited. Sales of large blocks of our common stock by our stockholders during the first nine months of 2006, along with the shares of common stock sold in connection with our public offering completed on June 28, 2006, constituted an “ownership change” as defined under Section 382 of the Internal Revenue Code. The Section 382 limitation resulting from these transactions will not affect our ability to utilize the full amount of our net operating loss carryforwards incurred subsequent to the Exchange Transaction on June 10, 2005 through June 28, 2006. However, these limitations may affect the timing of our ability to utilize our pre-change of control net operating loss carryforwards in future taxable periods. This could result in an increase in our federal income tax liability and could affect our cash flow.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on August 2, 2006. At the annual meeting, our stockholders were asked to (i) elect five directors, (ii) approve our Horizon Offshore, Inc. 2006 Director Stock Plan, and (iii) ratify Grant Thornton LLP as our independent registered public accounting firm for 2006. The security holders voted on the three matters transacted at our 2006 annual meeting as follows:

(a) Each of the following persons was elected as a director of the company:

	For	Withhold Authority

John T. Mills	29,206,798	42,047
Charles O. Buckner	29,206,762	42,083
Ken R. LeSuer	29,206,799	42,046
Raymond L. Steele	29,206,803	42,042
David W. Sharp	29,206,839	42,006

(b) The stockholders approved our Horizon Offshore, Inc. 2006 Director Stock Plan:

For	Against	Abstentions	Broker Non-Votes

19,329,716	323,674	2,004,024	7,591,431

(c) The stockholders ratified the selection of Grant Thornton LLP as our independent registered public accounting firm for 2006:

For	Against	Abstentions

28,991,515	6,326	251,004

Item 6.	Exhibits

Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 19, 2005)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 18, 2006)
3.3	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed September 19, 2005)
4.1	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 18, 2006)

Exhibits

10.1	Third Amendment to Amended and Restated Loan Agreement and Promissory Notes, effective as of June 29, 2006, by and among Horizon Offshore, Inc., Horizon Vessels, Inc., Horizon Offshore Contractors, Inc. and General Electric Capital Corporation, successor-in-interest to SouthTrust Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 6, 2006)
10.2	Horizon Offshore, Inc. 2006 Director Stock Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed July 11, 2006)*
10.3	First Amendment to Revolving Credit and Security Agreement, dated and effective as of August 10, 2006, by and between Horizon Offshore, Inc., Horizon Offshore Contractors, Inc., HOC Offshore, S. de R.L. de C.V., Horizon Marine Contractors (Malaysia) Sdn. Bhd., PT Horizon Offshore Indonesia, Horizon Marine Construction (Mauritius) Ltd., Horizon Marine Construction Ltd. and PNC Bank, National Association, as agent and lender (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 16, 2006)
10.4	Second Amendment to Revolving Credit and Security Agreement, dated and effective as of August 16, 2006, by and between Horizon Offshore, Inc., Horizon Offshore Contractors, Inc., HOC Offshore, S. de R.L. de C.V., Horizon Marine Contractors (Malaysia) Sdn. Bhd., PT Horizon Offshore Indonesia, Horizon Marine Construction (Mauritius) Ltd., Horizon Marine Construction Ltd. and PNC Bank, National Association, as agent and lender (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 16, 2006)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

*	Management Contract or Compensatory Plan or Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON OFFSHORE, INC.

By:	/s/ Ronald D. Mogel
Ronald D. Mogel
Vice President and Chief Financial Officer

Date: November 8, 2006

INDEX TO EXHIBITS

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 19, 2005)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 18, 2006)
3.3	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed September 19, 2005)
4.1	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 18, 2006)
10.1	Third Amendment to Amended and Restated Loan Agreement and Promissory Notes, effective as of June 29, 2006, by and among Horizon Offshore, Inc., Horizon Vessels, Inc., Horizon Offshore Contractors, Inc. and General Electric Capital Corporation, successor-in-interest to SouthTrust Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 6, 2006)
10.2	Horizon Offshore, Inc. 2006 Director Stock Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed July 11, 2006)*
10.3	First Amendment to Revolving Credit and Security Agreement, dated and effective as of August 10, 2006, by and between Horizon Offshore, Inc., Horizon Offshore Contractors, Inc., HOC Offshore, S. de R.L. de C.V., Horizon Marine Contractors (Malaysia) Sdn. Bhd., PT Horizon Offshore Indonesia, Horizon Marine Construction (Mauritius) Ltd., Horizon Marine Construction Ltd. and PNC Bank, National Association, as agent and lender (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 16, 2006)
10.4	Second Amendment to Revolving Credit and Security Agreement, dated and effective as of August 16, 2006, by and between Horizon Offshore, Inc., Horizon Offshore Contractors, Inc., HOC Offshore, S. de R.L. de C.V., Horizon Marine Contractors (Malaysia) Sdn. Bhd., PT Horizon Offshore Indonesia, Horizon Marine Construction (Mauritius) Ltd., Horizon Marine Construction Ltd. and PNC Bank, National Association, as agent and lender (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 16, 2006)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

*	Management Contract or Compensatory Plan or Agreement.