Form 10-K
period 2006-12-31
HORIZON OFFSHORE INC
filed 2007-03-15
CIK 1051431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to

Commission File Number 001-16857

Horizon Offshore, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0487309 (I.R.S. Employer Identification No.)

2500 City West Boulevard Suite 2200 Houston, Texas (Address of principal executive offices)	77042 (Zip Code)

Registrant’s telephone number, including area code:
(713) 361-2600

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.00001 par value per share (Title of each class)	The NASDAQ Stock Market LLC (NASDAQ Global Market) (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($20.06 on June 30, 2006), was approximately $462.7 million.

The number of shares of the registrant’s common stock, $0.00001 par value per share, outstanding as of March 1, 2007 was 32,395,258.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2007 annual meeting of stockholders have been incorporated by reference into Part III of this Form 10-K.

HORIZON OFFSHORE, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2006

PART I

Item 1.	Business

General

Horizon Offshore, Inc. (a Delaware corporation) was incorporated on December 19, 1995. Horizon Offshore, Inc. and its subsidiaries (references to “Horizon,” “company,” “we” or “us” are intended to refer to Horizon Offshore, Inc. and its subsidiaries) provide marine construction services for the offshore oil and gas and energy industries. During 2006, we provided marine construction services in the U.S. Gulf of Mexico, Latin America, Southeast Asia/Mediterranean and West Africa. We have also recently signed a significant contract for a project in the Northeastern U.S. that will be performed in 2007.

Our primary services include:

• laying, burying or repairing marine pipelines;

• providing hook-up and commissioning services;

• installing offshore production platforms and other structures; and

• disassembling and salvaging offshore production platforms and other structures.

On April 12, 2006, we effected a 1-for-25 reverse stock split of our issued and outstanding common stock. All common share amounts (and per share amounts) have been adjusted to reflect the 1-for-25 reverse stock split. In the accompanying consolidated balance sheet as of December 31, 2005, we have adjusted our stockholders’ equity accounts by reducing our stated capital and increasing our additional paid-in capital to reflect the reduction in outstanding shares as a result of the reverse stock split. In the accompanying consolidated statements of operations, we have adjusted the weighted average shares outstanding and earnings (loss) per share amounts for all prior periods presented as a result of the reverse stock split. In the accompanying consolidated statements of stockholders’ equity, we have adjusted the share amounts and the balances of our stated capital and additional paid-in capital for all prior periods presented as a result of the reverse stock split.

Scope of Operations

Our operating results are directly tied to industry demand for our services, and to a lesser degree, seasonal impact. The demand for our services depends on the level of capital expenditures by oil and gas companies for developmental construction. Due to the time required to drill a well and fabricate a production platform, demand for our services usually lags exploratory drilling by nine to eighteen months and sometimes longer. However, the demand for our services in 2006 increased due to the high demand for marine construction services in the U.S. Gulf of Mexico and the repair and salvage work on pipelines and production platforms caused by hurricane activity in the U.S. Gulf of Mexico during 2004 and 2005.

Our marine fleet has a range of capabilities and performs construction projects, primarily in water depths up to 1,000 feet. Our fleet consists of nine operational vessels. The following table describes our marine vessels.

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

Our four pipelay and pipebury vessels are able to install, bury and repair pipelines with an outside diameter (including concrete coating) of up to 39 inches. These vessels employ conventional S-lay technology that is appropriate for operating on the U.S. continental shelf and the international areas where we currently operate. Conventional pipeline installation involves the sequential assembly of pieces of pipe through an assembly line of welding stations that run the length of the pipelay vessel. Welds are then inspected and coated on the deck of the pipelay barge. The pipe is then supported off the stern and into the water via a ramp that is referred to as a “pontoon” or “stinger.” The ramp supports the pipe to some distance under the water and prevents over-stressing as it curves into a horizontal position toward the sea floor. The barge is then moved forward by its anchor winches and the pipeline is laid on the sea floor. The suspended pipe forms an elongated “S” shape as it undergoes a second bend above the contact point. During the pipelay process, divers regularly inspect the pipeline to ensure that the ramp is providing proper support and that the pipeline is settling correctly.

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

The Sea Horizon, our 360-foot long and 100-foot wide combination vessel that has both pipelay and derrick capabilities, is utilized to install up to 36² diameter pipe. The Sea Horizon is also utilized to install and remove offshore fixed platforms and has a lift capacity of 1,200 tons.

The Texas Horizon is a dynamically positioned DP 2 deepwater construction and pipelay vessel. It is capable of providing diving and remotely operated vessel (ROV) support, as well as installing small diameter rigid pipe, flexible pipe, coiled tubing and umbilicals in deep water.

Our customers award contracts by means of a highly competitive bidding process. In preparing a bid, we must consider a variety of factors, including estimated time necessary to complete the project, the recovery of equipment costs and the location and duration of current and future projects. We place a strong emphasis on attempting to sequentially structure scheduled work in adjacent areas. Sequential scheduling reduces mobilization and demobilization time and costs associated with each project resulting in increased profitability. We employ core groups of experienced offshore personnel that work together on particular types of projects to increase our bidding accuracy. We often obtain the services of workers outside of our core employee groups by subcontracting with other parties. Our management examines the results of each bid submitted, reevaluates bids, and has implemented a system of controls to maintain and improve the accuracy of the bidding process. The accuracy of the various estimates made in preparing a bid is critical to our profitability.

Our contracts in the U.S. Gulf of Mexico are typically of short duration, being completed in periods as brief as several days to periods of up to several months for projects involving our larger pipelay vessels. International construction projects typically have longer lead times and extended job durations. Historically, our projects are performed on a fixed-price or a combination of a fixed-price and day-rate basis in the case of extra work to be performed under the contract. Due to the damage caused by the hurricane activity during 2004 and 2005 in the U.S. Gulf of Mexico, we contracted and performed the majority of our repair and salvage work during 2006 on a day-rate basis because of the nature and often indeterminate scope of the repairs. As we conclude most of our pipeline repair work, we are seeing contracts transition back to a fixed-price basis. From time to time, we perform projects on a cost-reimbursement basis. Under a fixed-price contract, the price stated in the contract is subject to adjustment only for change orders approved by the customer. As a result, we are responsible for all cost overruns.

Furthermore, our profitability under a fixed-price contract is reduced when the contract takes longer to complete than estimated. Similarly, our profitability will be increased if we can perform the contract ahead of schedule. Under cost-reimbursement arrangements, we receive a specified fee in excess of direct labor and material cost and are protected against cost overruns, but unless cost savings incentives are provided, we generally do not benefit directly from improved performance. From time to time, we also provide our vessels on time charters and bareboat charters.

Marine Equipment

We own all of our marine vessels and have placed mortgages on all of our vessels, except the Texas Horizon, to collateralize our debt. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Under governmental regulations, our insurance policies and our loan agreements, we are required to maintain the vessels in accordance with standards of seaworthiness, safety and health prescribed by governmental regulations and applicable vessel classification societies. We believe that we are in compliance with all governmental regulations, insurance policies and loan covenants regarding the operation and maintenance of our nine operational vessels.

In the normal course of our operations, we also lease or charter other vessels, such as diving support vessels, tugboats, cargo barges, utility boats and support vessels.

Safety and Quality Assurance

We believe that ensuring the safety and health of our employees, protecting the environment and our assets, while consistently providing products and services to our customers’ satisfaction and within regulatory guidelines, are key components of our operations. We maintain stringent safety assurance programs to reduce the possibility of costly incidents and to attract and retain employees and customers. Our Health, Safety, Environmental and Quality Department establishes and regularly updates these programs to ensure compliance with all applicable state, federal, foreign and customer safety regulations as well as the quality requirements for providing an end product that satisfies client and regulatory specifications.

In 2006, our worldwide Health and Safety Management System maintained our accreditations/certifications through the Norwegian classification system, Det Norske Veritas (DNV), an internationally recognized classification society:

•	Health and Safety to OHSAS-18001, indicating that our health and safety processes meet or exceed international performance and standards.

•	Environmental to ISO-14001, indicating that we utilize environmental management and protections processes that meet or exceed international performance and standards.

•	Quality to ISO-9001/2000, indicating that our quality management system consistently provides products and services that meet or exceed customer and applicable regulatory requirements.

Seasonality, Cyclicality and Factors Affecting Demand

Historically, the marine construction industry in the U.S. Gulf of Mexico has been highly seasonal with contracts typically awarded in the spring and early summer and performed before the onset of adverse weather conditions in the winter. Due to increases in the oil and gas commodity prices and the strong demand for oil and gas, oil and gas companies have significantly increased their offshore exploration, development and construction activity over the past few years. Additionally, the unprecedented hurricane activity in the U.S. Gulf of Mexico in 2004 and 2005 caused a substantial amount of repair and salvage work to be performed, resulting in high demand and pricing levels for marine construction services in the U.S. Gulf of Mexico. The high demand caused capacity constraints, which mitigated the historical seasonality during the fourth quarter of 2005 through the fourth quarter of 2006. By December 2006, operators had completed most of the emergency pipeline repair work required to bring their oil and gas production back online, and the market for marine construction services in the U.S. Gulf of Mexico has returned to more traditional seasonality. However, the demand for offshore exploration, development and construction activity in the U.S. Gulf of Mexico remains strong. Factors affecting our profitability include competition, equipment and labor productivity, contract estimating, weather conditions and other risks inherent in marine construction.

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

The demand for offshore construction services depends largely on the condition of the oil and gas industry and, in particular, the level of capital expenditures by oil and gas companies for developmental construction, as well as repair and salvage work. These capital expenditures are influenced by:

•	expectations and perception about future demand and the price of oil and gas;

•	the ability of the oil and gas industry to access capital;

•	the cost of exploring for, producing and developing oil and gas reserves;

•	discovery rates of new oil and gas reserves in offshore areas;

•	sale and expiration dates of offshore leases in the United States and abroad;

•	local and international political and economic conditions;

•	governmental regulations;

•	the availability and cost of capital; and

•	damage to structures and pipelines caused by hurricanes and severe weather conditions in the U.S. Gulf of Mexico and other areas.

Working Capital Requirements for Project Start-up Costs

Our cash requirements are greatest at the start-up of new projects because we incur mobilization expenses and other start-up costs. We also require substantial cash to complete all or a substantial portion of the majority of our projects before receiving payment from the customer and may require cash to collateralize performance bonds or letters of credit before commencing work on international contracts. The timing of start-up costs incurred and progress billings on large contracts in accordance with contract terms and milestones and the collections of the related contract receivables may increase our working capital requirements.

Customers and Geographic Information

We have domestic and international operations in one industry, the marine construction service industry for offshore oil and gas companies and energy companies. During 2006, we provided marine construction services for domestic customers in the U.S. Gulf of Mexico and foreign customers in Latin America, Southeast Asia and West Africa. See Note 13 of our notes to consolidated financial statements for financial information on our geographic segments. The percentages of consolidated revenues from domestic and foreign customers for each of the last three years are as follows:

	2006	2005	2004

Domestic	49%	55%	29%
Foreign	51%	45%	71%

In 2006, we provided offshore marine construction services to approximately 35 customers. Our customers consist of national oil companies, major and independent oil and gas companies, energy companies and their affiliates. Customers accounting for more than 10% of consolidated revenues for each of the last three years are as follows:

	2006	2005	2004

Customer A	30%	10%	23%
Customer B	13%	24%	—
Customer C	10%	—	—
Customer D	10%	—	3%
Customer E	5%	14%	—
Customer F	1%	9%	36%

The amount of revenue accounted for by a customer depends on the level of construction services that we perform for the customer, which is based on the size of its capital expenditure budget and our ability to bid for and obtain its work. Consequently, customers that account for a significant portion of contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years. Our West Africa geographic segment revenues are currently derived from one customer, West Africa Gas Pipeline Company. We currently have no assets located in our West Africa geographic segment because the Sea Horizon has completed its scope of work under the contract in this region. At this time, we do not have any future projects scheduled in this geographic segment, which has had a material adverse effect on our West Africa geographic segment. We generally derive the majority of the revenues associated with our Latin America geographic segment from our work for Petróleos Mexicanos (Pemex), the Mexican national oil company. Our Southeast Asia geographic segment revenues are currently derived from one customer, TL Offshore Sdn Bhd. The loss of these customers and our inability to obtain other work in these regions would have a material adverse effect on our Latin America and Southeast Asia geographic segments.

Backlog

As of March 1, 2007, our backlog supported by written agreements or contract awards totaled approximately $300 million, compared to approximately $296 million as of March 3, 2006. We were awarded a significant project in the Northeastern U.S. and have recently signed the contract for this project. Substantially all of our current backlog is expected to be performed during 2007, except for approximately $20 million which we expect to perform in 2008. Our backlog has typically been lower in the fourth and first quarters of the year due to the seasonality and weather conditions in the U.S. Gulf of Mexico during the winter months. As we secure additional international projects, which tend to have longer lead times and result in earlier awards, our backlog may increase. Because of contract lead times, project durations and seasonal issues, we do not consider backlog amounts to be a reliable indicator of annual revenues.

Insurance

Our operations are subject to the inherent risks of offshore marine activity, including accidents resulting in injuries, the loss of life or property, damage to property, environmental mishaps, mechanical failures and collisions. We purchase insurance to provide protection against certain insurable risks at levels we believe are consistent with industry standards, which includes purchasing marine hull insurance to cover physical damage to our vessels, protection and indemnity insurance for liability to our employees and others, general liability insurance and other types of insurance. As a result of the unprecedented hurricane and tropical storm activity in the U.S. Gulf of Mexico during 2004 and 2005, and the losses suffered by the insurance industry, we experienced increased premiums and larger deductibles on the insurance we maintain. In the future, our policies may dramatically reduce the scope of what would be covered as an insurable loss. As a result, we may bear a greater risk than we have historically in the event of a loss, such as with damage to our vessels or equipment. It is also possible that a significant accident or other event that is not fully covered by insurance could have a material adverse affect on our financial condition and results of operations.

Builder’s risk insurance provides coverage for customer property while under construction. Builder’s risk may cover the contractor’s interest in materials at the job site before they are installed, materials in transit intended for the job and the value of the property being constructed until it is completed and accepted by the owner. Builder’s risk deductibles and premiums have significantly increased during the past several years, and coverage is not available for all types of damage that may occur or for all projects. In some cases, we may be responsible for part or all of the deductible. In certain cases, our customers will purchase the Builder’s risk insurance and include us in the coverage. Alternatively, we may be required pursuant to contract terms to obtain and carry Builder’s risk insurance, which is factored into our contract bid pricing. Builder’s risk coverage may not be available to us or our clients in the future at commercially viable rates, or at all.

Offshore employees, including marine crews, are covered by an insurance policy, which covers Jones Act exposures. Our self-insured retention on the Jones Act program for employees is currently $150,000 per claim.

While we believe that our current insurance policies are adequate to cover the fair market value of our vessels and repair costs, as stated above, the ongoing impact on the insurance industry as a result of the hurricane activity in the U.S. Gulf of Mexico in 2005 and 2004 may make it more difficult for us to maintain this type of coverage in the future. Also, certain risks inherent in the nature of our business are either not insurable, or available only at prohibitively uneconomical rates. We cannot assure that any such insurance will be sufficient or effective under all circumstances associated with our business, or against all hazards to which we may be subject.

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

During 2006, we competed in the Gulf of Mexico pipelay market in water depths of 200 feet or less primarily with Global Industries, Ltd. (Global), Helix Energy Solutions Group, Inc. (Helix), Chet Morrison Contractors, Inc., Bisso Marine Co., and Diamond Services, Corp. We also compete primarily with Global and Helix in water depths between 200 feet and 1000 feet.

For the installation and removal of production platforms, we competed primarily with Offshore Specialty Fabricators, Inc., Global, TETRA Technologies, Inc., Bisso Marine Co., and Manson Gulf L.L.C.

Capacity constraints during 2006 due to the high demand for marine construction services in the U.S. Gulf of Mexico because of the hurricane-related repair work on pipelines resulted in improved competitive market conditions and high levels of vessel utilization. However, operators in the U.S. Gulf of Mexico have to a large extent completed most of their emergency hurricane-related repair work. The non-emergency related salvage work of production platform removal is expected to provide high levels of vessel utilization for our derrick barges in the U.S. Gulf of Mexico during 2007 and 2008.

Internationally, the marine construction industry is dominated by a small number of major international construction companies, government owned or controlled companies and indigenous companies that operate in specific areas. International contracts are typically awarded on a competitive bid basis and generally have longer lead times than those in the U.S. Gulf of Mexico. Our major competitors internationally are Global, J. Ray McDermott, S.A., Protexa S.A. de C.V., and Oceanografia S.A. de C.V.

Regulation

Many aspects of the offshore marine construction industry are subject to extensive governmental regulation. Our United States operations are subject to the jurisdiction of the United States Coast Guard, the National Transportation Safety Board and the United States Customs and Border Protection, as well as private industry organizations such as the American Bureau of Shipping. The Coast Guard and the National Transportation Safety

Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards, and the Customs Service is authorized to inspect vessels at will.

We believe that we have obtained or will be able to obtain, when required by various governmental and quasi-governmental agencies, all permits, licenses and certificates necessary to conduct our business.

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

Employees

As of January 31, 2007, we had approximately 770 employees, including 575 operating personnel and 195 corporate, administrative and management personnel. Of our total employees, approximately 485 are employed domestically and approximately 285 are employed internationally. As of January 31, 2007, we had no employees that were unionized or employed subject to any collective bargaining or similar agreements. However, we may in the future employ union laborers if required by project specific labor agreements. We believe our relationship with our employees is good.

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

Company Information and Website

Our principal executive offices are located at 2500 CityWest Boulevard, Suite 2200, Houston, Texas 77042. The telephone number at our principal executive offices is (713) 361-2600. Our Internet address is www.horizonoffshore.com. Copies of the annual, quarterly and current reports that we file with the Securities and Exchange Commission (SEC), and any amendments to those reports, are available on our web site free of charge. The information posted on or available through our web site is not incorporated into this Annual Report.

Item 1A.	Risk Factors

We operate in a rapidly changing business environment that involves substantial risk and uncertainty. All phases of our operations are subject to a number of uncertainties, risks and other factors, many of which are beyond our control. Any one or a combination of such factors could materially affect the results of our operations and the accuracy of forward-looking statements made by us. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

•	our business is highly cyclical;

•	oil and gas prices are volatile and price declines may affect us;

•	the highly competitive nature of the marine construction business;

•	operating hazards, including the unpredictable effect of natural occurrences on operations, such as hurricanes and other hazards associated with maritime activities, and the significant possibility of accidents resulting in personal injury and property damage;

•	risks involved in the expansion of our operations into international offshore oil and gas producing areas;

•	our ability to obtain and retain highly skilled personnel;

•	extreme weather conditions may adversely impact our operations;

•	seasonality of the offshore construction industry in the U.S. Gulf of Mexico;

•	contract bidding risks, including those involved in performing projects on a fixed-price basis and extra work performed outside the original scope of work, and the successful negotiation and collection of such contract claims;

•	our dependence on continued strong working relationships with significant customers operating in the Gulf of Mexico;

•	percentage-of-completion accounting;

•	estimates and assumptions that we use to prepare our financial statements;

•	the continued active participation of our executive officers and key operating personnel;

•	the effect on our performance from regulatory programs and environmental matters;

•	our international operations are subject to the U.S. Foreign Corrupt Practices Act;

•	our ability to fund working capital requirements;

•	limitations on our operating and financial flexibility because of restrictive covenants in our debt instruments;

•	our ability to obtain performance bonds and letters of credit if required to secure our performance under new international contracts;

•	the potential impairment of our assets in the future; and

•	a possible terrorist attack or armed conflict.

A more detailed discussion of the foregoing factors follows:

Our business is highly cyclical

As a provider of marine construction services, we depend on our customers’ willingness to make capital expenditures for developmental construction. If these expenditures decline, our business will suffer. Our customers’ willingness to make these expenditures depends largely upon prevailing industry conditions and their perceptions of future conditions. As a result, it is possible that the current increased demand for our services may be temporary. Historically, our industry has been highly cyclical with the level of offshore marine construction activity fluctuating substantially. Any extended period of low levels of demand for our services, especially on the U.S. outer continental shelf in the Gulf of Mexico, is likely to materially and adversely affect us in many ways by negatively impacting:

•	revenues, profitability and cash flows;

•	the fair market value of our fleet of marine equipment;

•	our ability to maintain or increase our borrowing capacity; and

•	our ability to obtain additional capital to finance our business, and the cost of capital.

Oil and gas prices are volatile and price declines may affect us

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

Operating hazards may increase our operating costs and we have limited insurance coverage

Offshore construction involves a high degree of operational risk. Risks of vessels capsizing, sinking, grounding, colliding and sustaining damage from severe weather conditions are inherent in offshore operations. These hazards may cause significant personal injury or property damage, environmental damage, and suspension of operations. In addition, we may be named as a defendant in lawsuits involving potentially large claims as a result of such occurrences. We maintain what we believe is prudent insurance protection against the risk of physical loss or damage to our property and against the risk of liabilities to third parties. We do not, however, believe it is economically feasible to carry business interruption insurance on our assets. We cannot assure that our insurance will be sufficient or effective under all circumstances. Builder’s risk insurance is becoming increasingly expensive, and coverage limits have been decreasing. A successful claim for which we are not fully insured may have a material adverse effect on our revenues and profitability.

Hurricanes and other extreme weather conditions in the U.S. Gulf of Mexico and offshore Mexico occur on a relatively frequent basis. Our vessels in the U.S. Gulf of Mexico and offshore Mexico and our marine bases, are located in areas that could expose them to damage and/or total loss. These extreme weather conditions could potentially cause us to curtail our operations for a period of time. As a consequence of hurricanes that occurred in the U.S. Gulf of Mexico, we may not be able to obtain future insurance coverage comparable with that of prior years, and we have experienced increased premiums for available insurance coverage and higher deductibles.

Our international operations are subject to significant risks

We pursue business opportunities in selected international oil and gas producing areas. These international operations are subject to a number of risks inherent in any business operating in foreign countries including, but not limited to:

•	political, social, and economic instability;

•	potential seizure or nationalization of assets;

•	increased operating costs;

•	modification, renegotiation or nullification of contracts;

•	import-export quotas;

•	other forms of government regulation which are beyond our control;

•	violations of the U.S. Foreign Corrupt Practices Act;

•	fluctuating currency values, hard currency shortages and controls on currency exchange and repatriation of income or capital; and

•	war or terrorist activity.

At any one time, we could have a significant amount of our revenues generated by operating activity in a particular country, and in many cases, our customers will be a government owned or controlled oil and gas company, which can increase our exposure to these risks. Therefore, our results of operations could be susceptible to adverse events beyond our control that could occur in the particular country in which we are conducting such operations.

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

We require highly skilled personnel

We require highly skilled personnel to operate and provide technical services and support for our business. Competition for the skilled and other labor required for marine construction services has intensified due to increased demand for these services during 2006, and the availability of skilled and other labor has been limited. Shortages of qualified personnel could adversely affect our results of operations in the future.

We currently have no employees that are unionized or employed subject to any collective bargaining or similar agreements. Unionization or similar collective actions by our employees, domestically and internationally, may adversely impact our cost of labor.

Our operations may be adversely impacted by extreme weather conditions

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

The seasonality of the marine construction industry may adversely affect our operations

Historically, the greatest demand for marine construction services in the U.S. Gulf of Mexico has been during the period from May to September. This seasonality of the construction industry in the U.S. Gulf of Mexico is caused both by weather conditions and by the historical timing of capital expenditures by oil and gas companies to circumvent these weather conditions. As a result, revenues are typically higher in the summer months and lower in the winter months. During 2006, this historical seasonality was offset by the hurricane-related repair work that we performed in the U.S. Gulf of Mexico. However, the market for marine construction services in the U.S. Gulf of Mexico has returned to more traditional seasonality, which could affect our profitability from quarter to quarter. Full year results are not a direct multiple of any quarter or combination of quarters because of this seasonality. Although we pursue business opportunities in international areas that we believe will offset the seasonality in the U.S. Gulf of Mexico, we cannot be sure that any international work will offset the seasonality of our operations in the U.S. Gulf of Mexico.

We incur risks associated with contract bidding and the performance of extra work outside the original scope of work

Historically, most of our projects are performed on a fixed-price basis. We also perform projects on a day-rate basis or cost-reimbursement basis. Changes in offshore job conditions and variations in labor and equipment productivity may affect the revenue and costs on a contract. These variations may affect our gross profits. In addition, typically during the summer construction season, and occasionally during the winter season, we bear a shared risk of interruptions, interferences and other delays caused by adverse weather conditions and other factors beyond our control with our customers. If the customer substantially increases the scope of our operations under the contract we are subjected to greater risk of interruptions, interferences and other delays. When we perform extra work outside of the scope of the contract, we negotiate change orders and unapproved claims with our customers. In particular, unsuccessful negotiations of unapproved claims could result in decreases in estimated contract profit or additional contract losses and adversely affect our financial position, results of operations and our overall liquidity.

We depend on continued strong relationships with our significant customers operating in the Gulf of Mexico

The marine construction industry in the Gulf of Mexico is highly competitive and contracts for work are typically awarded on a competitive bid basis. Although price is the primary factor in determining which qualified contractor is awarded the contract, we believe customers consider, among other things, the availability and technical capabilities of equipment and personnel, the condition of equipment and the efficiency and safety record of the contractor. Our continued strong relationship with customers operating it the Gulf of Mexico is important to our ability to obtain future work.

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

Our international operations subject us to the U.S. Foreign Corrupt Practices Act (FCPA) and our failure to comply with the laws and regulations thereunder could subject us to criminal and civil penalties

As a result of our international operations, we are subject to the FCPA, which generally prohibits companies that have registered their securities with the SEC and the intermediaries of such companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. During the first quarter of 2006, we reported to the SEC and the Department of Justice (DOJ) that we had discovered that one of our employees or representatives may have made an improper payment of approximately $35,000 to a customs official in a Latin American country. We have fully cooperated with the SEC and the DOJ. The SEC, DOJ and other authorities have a broad range of civil and criminal sanctions under the FCPA and other laws, which they may seek to impose against corporations and individuals in appropriate circumstances including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. Such agencies and authorities have entered into agreements with, and obtained a range of sanctions against, several public corporations and individuals, arising from allegations of improper payments and deficiencies in books and records and internal controls, whereby civil and criminal penalties were imposed, including in some cases multi-million dollar fines and other sanctions. Based on current information, we believe we have satisfied the SEC and DOJ regarding the actions we have taken on this reported event. If we are not in compliance with the FCPA, including with regard to the matter we have reported to the SEC and the DOJ, we may be subject to criminal and civil penalties, which may cause harm to our reputation and could have an adverse effect on our business, financial condition and results of operations.

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

Our debt instruments contain covenants that may limit our operating and financial flexibility

Our debt instruments contain financial covenants and a significant number of other covenants that limit many aspects of our operations, including our ability to create additional liens, incur additional debt, enter into affiliate transactions, dispose of assets, make any investments and pay dividends, in each case, without the consent of our lenders. Any failure to meet the financial covenants or comply with these covenants could result in a default under our credit facilities. In this event, we would need to seek waivers or consents from our lenders. In the event that we are unable to obtain a waiver of any future violations, our lenders would have the right to accelerate our debt with them, and cross-default provisions would result in the acceleration of all of our debt, which would have an adverse effect on our liquidity.

Our ability to obtain performance bonds and letters of credit required to secure our performance under contracts may affect our ability to bid and obtain contract awards

We have been in the past and could be in the future required to provide cash collateral to secure performance bonds and letters of credit on large international contracts, including contracts which have already been awarded and are in various stages of completion. If we are unable to secure performance bonds and letters of credit with cash collateral when and if they are required, we may not be able to bid on or obtain contracts requiring performance bonds or letters of credit, which could adversely affect our results of operations and financial condition.

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

Our corporate headquarters are located in Houston, Texas in approximately 89,000 square feet of leased space under leases that expire through 2015. We have subleased approximately 21,000 square feet of office space at our corporate headquarters. In addition, we lease approximately 28,000 square feet of office space in various international locations under leases expiring in 2008. These offices support our marine construction activities.

We own and operate a marine support base located on 26 acres of waterfront property in Sabine, Texas. This marine base includes 1,700 linear feet of bulkhead, 59,000 square feet of office and warehouse space, and two heliports. We also own a marine support and spool base and storage facility on approximately 23 acres with approximately 6,000 feet of waterfront on a peninsula in Sabine Lake near Port Arthur, Texas with direct access to the Gulf of Mexico. This facility has more than 3,000 linear feet of deepwater access for docking barges and vessels. Additionally, we lease approximately 9,000 square feet of dock and yard space in various international locations under leases expiring in 2007 to support our operations in these areas. We also lease approximately 19,250 square feet of land in Morgan City, Louisiana for inventory storage on a month-to-month basis.

Item 3.	Legal Proceedings

We are involved in various routine legal proceedings primarily involving claims for personal injury under the Jones Act and general maritime laws, which we believe are incidental to the conduct of our business. We believe that none of these proceedings, if adversely determined, would have a material adverse effect on our business or financial condition.

Tax Assessment

During the fourth quarter of 2006, we received a tax assessment from the Servicio de Administracion Tributaria (SAT), the Mexican taxing authority, for approximately $23 million related to 2001, including penalties, interest and monetary correction. The SAT’s assessment claims unpaid taxes related to services performed among our subsidiaries. We believe under the Mexico and United States double taxation treaty that these services are not taxable and that the tax assessment itself is invalid. We have filed a petition in Mexican court to set aside the assessment as invalid. We believe that our position is supported by law and intend to vigorously defend our position. However, the ultimate outcome of this litigation and our potential liability from this assessment, if any, cannot be determined at this time.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers

Listed below are the names, ages and offices held by our executive officers as of December 31, 2006.

Name	Age	Offices Held

David W. Sharp	53	President, Chief Executive Officer and Director
George G. Reuter	51	Executive Vice President and Chief Operating Officer
William B. Gibbens, III	57	Executive Vice President, General Counsel and Secretary
Ronald D. Mogel	55	Vice President, Chief Financial Officer and Treasurer

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

Ronald D. Mogel has served as Vice President and our Chief Financial Officer since April 30, 2005. Mr. Mogel served as Vice President, International Accounting and Tax of Horizon Offshore Contractors., Inc., our principal operating subsidiary, from September 2002 to April 2005, and previously served as its Director of International Accounting and Tax and Director of Operational Accounting since 1999. Prior to joining Horizon, he held various accounting and finance positions with Newpark Shipbuilding — Galveston Island, Inc., John E. Chance & Associates, Inc., OPI International, Inc. and Zapata Gulf Marine Corporation.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On April 1, 2005 we requested that our common stock be delisted from the Nasdaq Stock Market, and our common stock traded in the over-the-counter market, both through listings in the National Quotation Bureau “Pink Sheets” under the trading symbol “HOFF.PK” and on the Over-the-Counter Bulletin Board under the trading symbol “HOFF.OB.” On April 12, 2006, we effected a 1-for-25 reverse stock split of our issued and outstanding common stock. All common share amounts (and per share amounts) have been adjusted to reflect the 1-for-25 reverse stock split. Our shares began trading on the Over-the-Counter Bulletin Board on April 13, 2006 under the symbol “HRZO.OB”. Our common stock began trading on the Nasdaq Global Market effective on June 12, 2006 under the symbol “HOFF.” The following table sets forth the high and low closing bid prices per share of our common stock, as reported by the Nasdaq Global Market or the over-the-counter markets, for the periods indicated.

	2006		2005
Fiscal Quarter	High	Low	High	Low

First	$29.50	$14.00	$50.225	$10.00
Second	$31.00	$19.65	$11.25	$6.125
Third	$23.46	$16.08	$17.50	$7.00
Fourth	$18.17	$14.95	$17.00	$10.50

Holders

At March 1, 2007, we had 58 holders of record of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Divided Policy

We intend to retain all of the cash our business generates to meet our working capital requirements, fund operations and reduce our substantial indebtedness. We do not plan to pay cash dividends on our common stock in the foreseeable future. In addition, our debt agreements prevent us from paying dividends or making other distributions to our stockholders.

Equity Compensation Plan Information

The following table provides information regarding common stock authorized for issuance under our equity compensation plans as of December 31, 2006:

Number of Securities
	Number of	Weighted-	Remaining Available
	Securities to be	Average Exercise	for Future Issuance
	Issued upon	Price of	under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding Securities
	Options, Warrants	Warrants and	Reflected in
	and Rights	Rights	Column (a))(2)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	88,539	$116.25	1,874,931
Equity compensation plans not approved by security holders(1)	—	—	—

Total	88,539	$116.25	1,874,931

(1)	Our equity compensation program does not include any equity compensation plans (including individual compensation arrangements) under which common stock is authorized for issuance that was adopted without the approval of stockholders.

(2)	Of the shares remaining for issuance under our equity compensation plans, no more than 313,057 shares may be issued as restricted stock or other stock based awards (which awards are valued in whole or in part on the value of the shares of common stock under each plan).

Performance Graph

The graph and corresponding table below compares the total stockholder return on our common stock with the total return on the S&P 500 Index and our Peer Group Index for the five-year period from December 31, 2001 to December 31, 2006, in each case assuming the investment of $100 on December 31, 2001 and the reinvestment of all dividends for the period indicated. Our Peer Group Index consists of Global Industries, Ltd., Acergy, S.A. (formerly Stolt Offshore, S.A.), Helix Energy Solutions Group, Inc., Technip S.A. (formerly Coflexip Stena Offshore Group, S.A.) and McDermott International, Inc.

Total Stockholder Return

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Index	2001	2002	2003	2004	2005	2006
Horizon Offshore, Inc.	$100.00	$66.05	$58.36	$22.02	$8.75	$8.65
Peer Group Index	100.00	49.33	72.02	123.76	218.48	359.67
S&P 500 Index	100.00	76.63	96.85	105.56	108.73	123.54

Item 6.	Selected Financial Data

The selected financial data for the five-year period ended December 31, 2006 is derived from our audited financial statements. You should read the information below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included in this Annual Report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

INCOME STATEMENT DATA:
Contract revenues	$547,289	$325,044	$254,209	$270,313	$283,410
Cost of contract revenues	400,040	268,280	226,391	263,812	253,016

Gross profit	147,249	56,764	27,818	6,501	30,394
Selling, general and administrative expenses	33,167	30,922	30,687	21,749	21,845
Gain on insurance settlement	(14,300)	—	—	—	—
Reserve for claims and receivables	18,458	1,711	5,692	33,092	—
Impairment of property, equipment and intangibles	100	—	22,361	21,332	9,852
Impairment loss on assets held for sale	—	2,261	3,268	—	—

Operating income (loss)	109,824	21,870	(34,190)	(69,672)	(1,303)
Other:
Interest expense, net of amount capitalized	(13,989)	(67,572)	(25,995)	(9,542)	(4,585)
Interest income	2,967	777	286	67	91
Loss on debt extinguishment	(2,402)	(23,138)	(1,719)	(868)	—
Other income (expense), net	25	53	152	(88)	(2,831)

Net income (loss) before income taxes	96,425	(68,010)	(61,466)	(80,103)	(8,628)
Income tax provision (benefit)	29,415	3,046	2,103	(7,599)	(3,079)

Net income (loss)	$67,010	$(71,056)	$(63,569)	$(72,504)	$(5,549)

Net income (loss) per share — diluted	$2.14	$(16.09)	$(51.45)	$(68.58)	$(5.42)

STATEMENT OF CASH FLOW DATA:
Net cash provided by (used in) operating activities	$52,059	$(2,338)	$2,095	$(53,065)	$48,487
Net cash provided by (used in) investing activities	(4,550)	4,478	(4,776)	(14,683)	(59,752)
Net cash provided by financing activities	6,421	2,845	30,541	71,790	9,474

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

BALANCE SHEET DATA:
Working capital	$204,523	$74,119	$29,022	$26,107	$30,385
Total assets	523,019	402,721	394,277	409,541	420,533
Long-term debt, net of current maturities	99,399	103,979	170,347	146,886	90,062

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ materially from those expressed or implied by the forward-looking statements. See Item 1A. — “Risk Factors” — .

General

We currently provide marine construction services for the offshore oil and gas and energy industries in the U.S. Gulf of Mexico, Latin America, Southeast Asia and West Africa. The areas of the world that we provide our services can change from year to year, depending on the demand for our services and the current location of our marine fleet.

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

The demand for offshore construction services depends largely on the condition of the oil and gas industry and, in particular, the level of capital expenditures by oil and gas companies for developmental construction. These expenditures are influenced by:

•	expectations and perception about future demand and the price of oil and gas;

•	the ability of the oil and gas industry to access capital;

•	the cost of exploring for, producing and developing oil and gas reserves;

•	discovery rates of new oil and gas reserves in offshore areas;

•	sale and expiration dates of offshore leases in the United States and abroad;

•	local and international political and economic conditions;

•	governmental regulations;

•	the availability and cost of capital; and

•	damage to structures and pipelines caused by hurricanes and severe weather conditions in the U.S. Gulf of Mexico and other areas.

Historically, the level of activity in the marine construction services industry depends primarily on the level of capital expenditures of oil and gas companies in connection with offshore oil and gas field developments. Due to increases in the oil and gas commodity prices and the strong demand for oil and gas, oil and gas companies have significantly increased their offshore exploration, development and construction activity over the past few years. Additionally, during 2006, oil and gas companies increased activity due to the significant amount of repair and salvage work required for pipeline and platform damage caused during the 2004 and 2005 hurricane seasons in the U.S. Gulf of Mexico. Factors affecting our profitability include the level of our construction activity, competition and its impact on contract pricing, equipment and labor productivity, contract estimating, weather conditions and other risks inherent in marine construction.

The marine construction industry in the Gulf of Mexico historically has been highly seasonal with the greatest demand for these services during the period from May to September. The scheduling of much of our work is affected by weather conditions and many projects are performed within a relatively short period of time. However, capacity constraints in late 2005 and through 2006 due to the high demand for marine construction services in the U.S. Gulf of Mexico have mitigated this historical seasonality. As operators have completed most of the emergency pipeline repair work required to bring their oil and gas production back online in 2006, the market for marine construction services in the U.S. Gulf of Mexico is expected to return to more traditional seasonality. However, the demand for offshore exploration, development and construction activity in the U.S. Gulf of Mexico continues to remain strong.

Overview

During 2006 we experienced strong demand for all of our services, resulting in improved pricing and vessel utilization. In response to higher energy prices for the last several years, oil and gas companies have increased their capital expenditures for offshore drilling activity. In addition, the unprecedented hurricane activity in the U.S. Gulf of Mexico in 2004 and 2005 resulted in increased demand for offshore repair and salvage services. The strong demand for construction services increased prices on offshore construction contracts, thereby contributing to higher gross margins on these contracts. During 2006, we bid and performed the majority of our work in the U.S. Gulf of Mexico on a day-rate basis. The increased demand for offshore construction services allowed us to maximize utilization of our vessels, personnel and marine bases, which resulted in higher recovery of fixed costs, and in turn, positively impacted our gross profit and margins.

Our gross profit was $147.2 million, or 26.9% of contract revenues of $547.3 million, for the year ended December 31, 2006. Operating income of $109.8 million for the year ended December 31, 2006 includes the write-off of the remaining carrying value of the Petróleos Mexicanos (Pemex) EPC 64 claims totaling $(18.5) million and a $14.3 million gain on insurance settlement of claims related to the Gulf Horizon. This compares to a gross profit of $56.8 million, or 17.5% of contract revenues of $325.0 million, and operating income of $21.9 million for the year ended December 31, 2005. Net income was $67.0 million, or $2.14 per share-diluted, for the year ended December 31, 2006, compared with a net loss of $(71.1) million, or $(16.09) per share-diluted, for the year ended December 31, 2005. The improvement in our operating results is primarily due to our domestic operations in the U.S. Gulf of Mexico and our work on two significant projects for Pemex offshore Mexico. Although we recently were unsuccessful in the settlement of our weather related claims with Pemex under the EPC 64 contract that was completed in 2003, we have not experienced any significant disputes on our subsequent projects for Pemex. The higher level of activity and improvement in pricing levels and vessel utilization in the U.S. Gulf of Mexico contributed to the significant increase in our gross profit.

Outlook

We believe the demand for marine construction services during 2007 will continue to be strong but will return to more traditional seasonality. Most of the critical pipeline repair work in the U.S. Gulf of Mexico, which offset historical seasonality during the fourth quarter of 2005 through 2006, has been completed. New construction activity has started on projects that were previously scheduled to begin during 2006 but were delayed due to the hurricane-related repair and salvage work. We expect that the hurricane-related salvage work on production platforms will continue through 2008. We have recently been awarded a significant contract in the Northeast U.S. that will require utilization of three of our vessels for approximately five months in 2007. We will continue to bid on work in Latin America for 2007; however, given the lead time between contract bids, project awards and starting construction activity, we do not expect to have the same utilization levels in our Latin America geographic segment as we had in 2006. We currently have one vessel, the Sea Horizon, working in Southeast Asia, which, should be highly utilized in this area for most of 2007.

Results of Operations

Information relating to Horizon’s operations follows (in millions):

	Year Ended December 31,
	2006	2005	2004

Revenues:
Domestic — U.S. Gulf of Mexico	$268.2	$180.2	$69.7
Domestic — Other	—	—	3.3
Latin America	184.0	33.3	58.2
West Africa	73.8	76.8	17.4
Southeast Asia/Mediterranean	21.3	34.7	105.6

Total	$547.3	$325.0	$254.2

Gross Profit (Loss):
Domestic — U.S. Gulf of Mexico	$100.7	$49.0	$(8.4)
Domestic — Other	—	—	1.8
Latin America	49.5	0.4	11.5
West Africa	(14.2)	7.9	0.9
Southeast Asia/Mediterranean	11.2	(0.5)	22.0

Total	$147.2	$56.8	$27.8

Year Ended December 31, 2006 Compared To The Year Ended December 31, 2005

Contract Revenues.

Contract revenues were $547.3 million for the year ended December 31, 2006, compared to $325.0 million for the year ended December 31, 2005, representing a 68% increase in revenues from the prior year. The increase in 2006 is due to increased marine construction and repair activity, increased utilization of our vessels and improved pricing on our contracts.

The significant increase in our 2006 revenues is primarily attributable to our Latin America operations. In 2006, we performed work on two significant projects for Pemex offshore Mexico. We substantially completed one project during the fourth quarter of 2006 that began in the third quarter of 2005, and we currently expect the second project to be substantially complete during the second quarter of 2007. Both of these projects were portions of the Ku-Maloob-Zaap project in the Bay of Campeche offshore Mexico. These projects each consisted of the construction of several pipelines and related tie-in and commissioning.

The increase in our 2006 revenues also reflects increased domestic operations. Activity levels in the U.S. Gulf of Mexico remained high during 2006 because of increased capital expenditures by oil and gas companies in response to higher energy prices and the substantial amount of hurricane-related repair and salvage work. Additionally, improved competitive market conditions for our services and resulting pricing levels on contracts for work in the U.S. Gulf of Mexico significantly increased our revenues, gross margins and profitability. We maintained a significant backlog of new construction projects throughout 2006.

Our contract revenues for West Africa during 2006 related to our work under the West Africa Gas Pipeline project. We expect to complete the last phase of the project during the second quarter of 2007. Our combination pipelay/derrick barge, the Sea Horizon, completed its work under the contract during the second quarter of 2006 and was re-deployed to Southeast Asia. We currently do not have any future projects scheduled and do not have any vessels in our West Africa geographic segment.

Revenues from our Southeast Asia/Mediterranean geographic segment decreased during 2006 compared to 2005 due to the completion of work performed on the Israel Electric Corporation (IEC) project during 2005. Upon completion of the IEC project, we mobilized the Sea Horizon to West Africa during the second quarter of 2005 to work on the West Africa Gas Pipeline project and the Canyon Horizon back to the U.S. Gulf of Mexico to supplement our domestic fleet. We re-deployed the Sea Horizon to Southeast Asia at the end of the second quarter of 2006 to work on a time-charter offshore Malaysia for most of the third and fourth quarter of 2006. We expect to continue to work this vessel in this geographic area through 2007.

Gross Profit.

Gross profit was $147.2 million (26.9% of contract revenues) for 2006 compared with a gross profit of $56.8 million (17.5% of contract revenues) for 2005. The increase in gross profit and gross margins is primarily due to improved vessel utilization in our domestic and Latin America geographic segments and improved pricing levels in the U.S. Gulf of Mexico associated with the strong demand for marine construction and repair services. We contracted and performed the majority of our hurricane-related repair and salvage work on a day-rate basis, which contributed to higher margins in 2006. Capacity constraints due to the high demand for marine construction services because of the hurricane-related repair and salvage work contributed to this improvement in pricing and vessel utilization during 2006.

Gross profit in our Latin America geographic segment increased significantly in 2006 compared to 2005 due to the execution of two significant projects for Pemex. Prior to the award of “Package F” of the Ku-Maloob-Zaap project during the third quarter of 2005, we did not perform any work in Mexico for 2005.

In our West Africa geographic segment, we recognized a $(14.2) million gross loss during 2006 for the estimated loss through completion on the West Africa Gas Pipeline project. In the normal course of our business, we often subcontract certain required services on a project with other parties. During 2006, we subcontracted certain services on the West Africa Gas Pipeline project, including the dredging of the surface of the sea-floor and the pipeline tie-in and commissioning services. Ongoing productivity and completion issues with two subcontractors used for these services beginning in the second quarter and continuing through the fourth quarter of 2006 resulted in the recognition of an estimated loss through completion of this project. During the second quarter of 2006, the subcontractor used for the dredging was unable to complete its scope of work, and we subcontracted the completion of this work to another contractor, which resulted in additional costs. During the third quarter of 2006, the subcontractor’s performance and continued poor equipment and labor productivity of the subcontracted vessel on the tie-in work caused additional losses. Also, during the fourth quarter of 2006, we were required to replace the subcontractor performing the tie-in work because its poor performance and productivity caused additional slippage in the schedule of the project. We have retained another subcontractor to complete the tie-in scope, which has resulted in additional costs. We continue to work on the last phase of this project and estimate completion to be during the second quarter of 2007.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses were $33.2 million (6.1% of contract revenues) for 2006, compared with $30.9 million (9.5% of contract revenues) for 2005. Selling, general and administrative expenses increased for 2006 compared to 2005 mostly due additional stock-based compensation cost recorded related to restricted stock granted during 2006 and accrued stock-based compensation under our 2006 Annual Incentive Compensation Plan (the 2006 Compensation Plan). Additionally, selling, general and administrative expenses for 2006 increased due to the significant legal expenses incurred related to our claim, which was settled on June 30, 2006, against the underwriters on the marine hull insurance policy covering physical damage to the Gulf Horizon.

Gain on Insurance Settlement.

On June 30, 2006, we settled our claims against the underwriters on the marine hull insurance policy covering physical damage to the Gulf Horizon. Under the terms of the settlement, the underwriters paid us $14.3 million for all claims related to the suit and we recorded a $14.3 million gain on the insurance settlement. We have received all amounts due under the settlement.

Reserve for Claims and Receivables.

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

On July 7, 2005, we settled all claims related to the suit filed against Williams Oil Gathering LLC (Williams) for breach of contract and wrongful withholding of amounts due to us for services provided on a pipeline project in 2003 for $4.8 million. As a result of the settlement of the Williams claim during 2005, we recorded a $1.7 million reserve to reduce the $6.5 million carrying amount for these claims.

Impairment of Property, Equipment and Intangibles.

During 2006, we recorded an impairment loss of $100,000 to reduce the carrying value of miscellaneous equipment to its fair market value. This miscellaneous equipment was sold in 2007 at its fair market value. There were no impairment losses on property and equipment during 2005.

Impairment Loss on Assets Held for Sale.

During 2005, we sold our assets held for sale and recorded a $2.3 million impairment loss to reduce their carrying value to fair value prior to their sale. There were no assets held for sale as of December 31, 2006.

Interest Expense.

Interest expense was $14.0 million for the year ended December 31, 2006, compared to $67.6 million for 2005 as follows (in millions):

	Year Ended December 31,
	2006	2005

Cash paid for interest	$11.4	$11.7
Interest paid in-kind	1.4	7.0
Accretion in the fair value of Preferred Stock	—	1.9
Amortization of beneficial conversion feature of Preferred Stock	—	40.0
Other non-cash charges, net	1.2	7.0

	$14.0	$67.6

Other non-cash charges to interest expense primarily include the amortization of debt discounts and deferred loan fees. Our total outstanding debt was $114.2 million at December 31, 2006, compared to $130.1 million at December 31, 2005. Interest expense decreased for 2006 because of the conversion of our Series B Mandatorily Convertible Redeemable Preferred Stock (the Series B Preferred Stock) into our common stock in December 2005 and due to the extinguishment of approximately $85 million of Subordinated Notes in June 2005.

Interest Income.

Interest income includes interest from cash investments for the years ended December 31, 2006 and 2005 of $3.0 million and $777,000, respectively. Cash investments consist of interest bearing demand deposits and short term money market investment accounts. Interest income increased due to higher average cash and cash investment balances invested at higher interest rates during 2006 as a result of our improved financial condition and results of operations.

Loss on Debt Extinguishment.

Loss on debt extinguishment for the year ended December 31, 2006 was $2.4 million related to the write-off of the unamortized portion of deferred loan fees and a prepayment penalty on the repayment of our two secured term loans originally due March 31, 2007 (the Senior Credit Facilities).

We recognized a loss on debt extinguishment of $23.1 million for the year ended December 31, 2005 to write-off the unamortized portion of the deferred loan fees and debt discount. This related primarily to the exchange of debt for equity in June 2005 and a prepayment of our 18% Subordinated Secured Notes due March 31, 2007 (the 18% Subordinated Notes) in January 2005 with a $3.5 million collection from Pemex.

Other Income (Expense).

Other income (expense) for 2006 primarily consisted of $(218,000) of net foreign currency loss, a $40,000 net gain on sale and disposition of assets and $203,000 of other miscellaneous income generated during 2006. Included in other income (expense) for 2005 is $(26,000) of net foreign currency loss, a $41,000 net gain on sale of assets and $38,000 of other miscellaneous income generated during 2005.

Income Taxes (Benefit).

We use the liability method of accounting for income taxes. We recorded federal income tax expense of $29.4 million on pre-tax income of $96.4 million for 2006. We recorded federal income tax provision of $3.0 million on pre-tax loss of $(68.0) million for 2005. The difference in the statutory rate and the effective rate for year ended December 31, 2006 relates to a change in estimate for determining our Internal Revenue Code Section 382 limitation which limited the pre-change of control net operating losses we may utilize. Accordingly, we released $0.3 million of our valuation allowance related to deferred tax assets that were utilized in 2006. Additionally, the reduction in our effective rate from the statutory tax rate is due to income earned in foreign tax jurisdictions with lower income tax rates. The provision for 2005 relates to foreign taxes on income generated from international operations. There was no tax benefit recorded on pre-tax losses due to the valuation allowance for the year ended December 31, 2005 recorded to fully offset our net deferred tax assets that were not expected to be realized due to the uncertainty of future taxable income. In June 2005, we experienced an ownership change under Section 382 of the Internal Revenue Code. As a result, we reduced our deferred tax assets pursuant to the Section 382 limitation and the amount of our pre-change of control net operating losses that may be utilized to offset future taxable income is subject to an annual limitation. See Note 5 of our notes to consolidated financial statements. The utilization of any net operating loss carryforwards is dependent on the future profitability of the company. Accordingly, no assurance can be given regarding the ultimate realization of such loss carryforwards.

Net Income (Loss).

Net income was $67.0 million, or $2.14 per share-diluted, for 2006, compared to a net loss for 2005 of $(71.1) million, or $(16.09) per share-diluted. Net income includes the after tax effect of the additional reserve of the remaining carrying value of the Pemex EPC 64 claim of $(18.5) million and the $14.3 million gain recorded from the Gulf Horizon insurance settlement. The weighted average shares used in computing the diluted income (loss) per share were 31,263,470 and 4,417,341 for the years ended December 31, 2006 and 2005, respectively. The weighted average shares of common stock increased in 2006 primarily due to the shares issued in exchange for our subordinated debt during the fourth quarter of 2005.

Year Ended December 31, 2005 Compared To The Year Ended December 31, 2004

Contract Revenues.

Our revenues increased during 2005 primarily due to our domestic operations. The increase in our domestic revenues is due to a number of factors, including an increase in demand for marine construction services and a decline in the number of vessels deployed by our competitors in the U.S. Gulf of Mexico during the first nine months of 2005. Oil and gas companies operating on the U.S. continental shelf in the Gulf of Mexico have increased their capital expenditures in response to higher energy prices. Also, the unprecedented hurricane activity during

2005 caused significant damage to production platforms and pipelines creating a substantial amount of pipeline and structural repair work to bring oil and gas production back on-line.

Our revenues for West Africa during 2005 increased significantly compared with 2004 and reflect the work performed and billed to the West Africa Gas Pipeline Company (WAPCo) under the contract for the installation of the West Africa Gas Pipeline. Contract revenues and gross profit for Latin America were lower in 2005 compared to 2004 due to the timing of contracts awarded during 2005. We began work in July 2005 on a significant Pemex project and received a major change order to expand the scope of our service in January 2006. Also, we were awarded another significant Pemex project involving the engineering and procurement of 20” and 24” diameter line pipe that began in February 2006 and construction that began in May 2006. For the Southeast Asia/Mediterranean geographic segment, the substantial completion of the IEC project during the first part of 2005 and the redeployment of vessels from this region to West Africa and the U.S. Gulf of Mexico resulted in lower contract revenues and an operating loss for 2005.

Gross Profit.

Gross profit was $56.8 million (17.5% of contract revenues) for 2005 compared with gross profit of $27.8 million (10.9% of contract revenues) for 2004. The level of contract revenues for 2005 relative to our operating cost structure resulted in improved margins. Higher pricing levels in the U.S. Gulf of Mexico and improvement in competitive market conditions provided the significant increase in our gross profit from domestic operations. Vessel utilization during 2005 remained at higher levels than 2004, due to the increased demand for offshore construction services. The number of competitors’ vessels working in the U.S. Gulf of Mexico decreased during the first nine months of 2005, which also contributed to our improved vessel utilization during that period. However, during the fourth quarter of 2005, our competitors began to mobilize additional vessels and equipment into service in both the U.S. Gulf of Mexico and offshore Mexico.

Gross profit from our West Africa segment improved in 2005 due to the pipelay activities performed during the fourth quarter of 2005 on the West Africa Gas Pipeline. Profit margins in our Latin America geographic segment reflect the reduced contract activity prior to July 2005 compared to the contract activity in 2004. We were awarded a significant Pemex project in July 2005 and our profit margins during the fourth quarter of 2005 improved as we performed work on this project. Also, we were awarded another significant Pemex project in February 2006. Our Southeast Asia/Mediterranean geographic segment generated losses for 2005 compared to a significant gross profit for 2004 due to work performed on the IEC project in 2004, the substantial completion of this project during the first part of 2005 with no significant project activity in these regions during the third and fourth quarters of 2005.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses were $30.9 million (9.5% of contract revenues) for 2005, compared with $30.7 million (12.1% of contract revenues) for 2004. Selling, general and administrative expenses include $4.2 million of amortization of deferred compensation expense related to the restricted stock granted during 2005 and $2.1 million recorded under our 2005 bonus plan. This increase was partially offset by reduced legal expenses associated with our ongoing claims as compared to legal expenses incurred during 2004. Selling, general and administrative expenses as a percentage of revenues decreased in 2005 compared with 2004 due to the substantial improvement in the marine construction industry in the U.S. Gulf of Mexico and the increase in our contract revenues.

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

Impairment Loss on Assets Held for Sale.

During 2005, we sold our assets held for sale and recorded a $2.3 million impairment loss to reduce their carrying value to fair value prior to their sale. During the second quarter of 2004, we implemented a plan to sell the Phoenix Horizon (a marine construction vessel), two dive support vessels and a cargo barge, and we recorded a charge of $3.3 million as an impairment loss on these assets held for sale during 2004 to reduce the net carrying value of these assets to the fair value, less the estimated cost to sell the assets.

Interest Expense.

Interest expense was $67.6 million for the year ended December 31, 2005, compared to $26.0 million for 2004 as follows (in millions):

	Year Ended December 31,
	2005	2004

Cash paid for interest	$11.7	$8.0
Interest paid in-kind	7.0	11.2
Accretion in the fair value of Series A and Series B Preferred Stock	1.9	(1.6)
Amortization of beneficial conversion feature of Series B Preferred Stock	40.0	—
Other non-cash charges, net	7.0	8.4

	$67.6	$26.0

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

Loss on Debt Extinguishment.

We recognized a loss on debt extinguishment of $23.1 million for year ended December 31, 2005, to write-off the unamortized portion of the deferred loan fees and debt discount. This primarily related to the exchange of debt for equity in June 2005 and a prepayment of our 18% Subordinated Notes in January 2005 with a $3.5 million collection from Pemex. Loss on debt extinguishment for 2004 of $1.7 million includes the write-off of deferred loan fees and the write-off of debt discount related to the prepayment of our 18% Subordinated Debt with a $4.5 million collection from Pemex.

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

Income Taxes (Benefit).

We use the liability method of accounting for income taxes. We recorded a federal income tax provision of $3.0 million on a pre-tax loss of $(68.0) million for 2005. We recorded a federal income tax provision of $2.1 million on a pre-tax loss of $(61.5) million for 2004. The provision for 2005 relates to foreign taxes on income generated from international operations. There was no tax benefit recorded on pre-tax losses due to the valuation allowance for the year ended December 31, 2005 to fully offset our net deferred tax assets that are not expected to be realized due to the uncertainty of future taxable income. In June 2005, we experienced an ownership change under Section 382 of the Internal Revenue Code. As a result, we reduced our deferred tax assets pursuant to the Section 382 limitation and the amount of our pre-change of control net operating losses that may be utilized to offset future taxable income is subject to an annual limitation. See Note 5 of our notes to consolidated financial statements. The utilization of any net operating loss carryforwards is dependent on the future profitability of the company. Accordingly, no assurance can be given regarding the ultimate realization of such loss carryforwards.

Net Loss.

Net loss was $(71.1) million, or $(16.09) per share-diluted, for 2005, compared to a net loss for 2004 of $(63.6) million, or $(51.45) per share-diluted. The weighted average number of shares used in computing the diluted loss per share were 4,417,341 and 1,235,561 for the years ended December 31, 2005 and 2004, respectively. The outstanding shares of common stock increased during 2005 primarily due to the shares issued in exchange for our subordinated debt.

Liquidity and Capital Resources

At December 31, 2006, cash and cash equivalents were approximately $96.9 million compared to approximately $43.0 million as of December 31, 2005. At December 31, 2006, we also had approximately $9.3 million of total restricted cash. We have a $30 million revolving credit facility with PNC Bank, National Association (PNC Bank). The facility includes a $25 million sublimit for letters of credit to secure performance bonds, and any outstanding letters of credit are deducted from the borrowing availability under the facility. At December 31, 2006, $23.8 million of the facility was utilized to support letters of credit to secure performance bonds on existing Pemex contracts. At December 31, 2006, we had no borrowings outstanding under our revolving credit facility, and we had $6.2 million available based upon the borrowing base calculation. Advances under the revolving credit facility are obtained in accordance with a specific borrowing base which is calculated as a percentage of accounts receivable balances and costs in excess of billings. We believe that our existing cash and cash equivalents, borrowing capacity available under our revolving credit facility and cash expected to be generated from future operations should be sufficient to meet our capital and operating requirements.

Our cash requirements are greatest at the start-up of new projects because we incur mobilization expenses and other start-up costs. We also require substantial cash to complete all or a substantial portion of the majority of our projects before receiving payment from the customer and may require cash to collateralize performance bonds before commencing work on international contracts. The timing of start-up costs incurred and progress billings on large contracts in accordance with contract terms and milestones and the collections of the related contract receivables may increase our working capital requirements. Additionally, our future capital requirements will depend primarily on the demand for offshore construction services by the oil and gas industry and the level of capital expenditures by oil and gas companies for developmental construction.

Cash Flows

Cash provided by operations was $52.1 million for the year ended December 31, 2006, compared to cash used in operations of $(2.3) million for the year ended December 31, 2005. Cash provided by operations is primarily attributable to net income of $67.0 million for the year ended December 31, 2006 offset by increases in accounts receivable and costs in excess of billings related to the increase in our marine construction activities in 2006.

Cash used in investing activities was $(4.6) million for the year ended December 31, 2006, compared to cash provided by investing activities of $4.5 million for 2005. The increase in cash used in investing activities is attributable to the acquisition of the Texas Horizon that we purchased in February 2006. We paid the purchase price of $23 million with $12 million cash and financed the remaining $11 million balance with a term debt facility that was subsequently prepaid. Cash flows from investing activities includes $14.3 million as a result of the settlement of our claims against the underwriters on the marine hull insurance policy covering physical damage to the Gulf Horizon and $2.0 million insurance claim proceeds related to damage to our marine bases in 2005 from Hurricane Rita.

Cash provided by financing activities was $6.4 million for the year ended December 31, 2006, compared to cash provided by financing activities of $2.8 million for the year ended December 31, 2005. Cash provided by financing activities for the year ended December 31, 2006 related to the net proceeds of $38.1 million received from the public offering of our common stock completed on June 28, 2006. The cash provided by financing activities was offset by the monthly installment payments of our term debt and the repayment of $5.0 million under The CIT Group/Equipment Financing, Inc. (the CIT Group) term loan and repayment of a term debt facility from General Electric Capital Corporation (GE Capital) in the amount of $10.3 million, including accrued interest.

Working Capital

As of December 31, 2006, we had $204.5 million of working capital. Our significant working capital resulted from the improvement in our cash and cash equivalents position due to our improved operating results and significant contract receivables and costs in excess of billings associated with our higher revenues and contract activity. The increase in costs in excess of billings primarily relates to $72.3 million of unbilled contract revenues on our two significant contracts with Pemex which require us to reach certain milestones before we may issue progress billings. We expect to bill these unbilled amounts and the remaining contract revenues related to the Pemex contracts by July 2007. The increase in costs in excess of billings was partially offset by the additional reserve of the remaining carrying value of the Pemex EPC 64 claims of $(18.5) million included in costs in excess of billings. Working capital also improved as a result of the net proceeds of $38.1 million received from the public offering of our common stock completed on June 28, 2006.

Indebtedness

At December 31, 2006, we had approximately $114.2 million of total outstanding debt, including outstanding borrowings of $64.3 million under our CIT Group term loan, $36.0 million on three other term-debt facilities and $13.9 million on our remaining subordinated notes due March 31, 2010 (the 8% Subordinated Notes), including paid in-kind interest. The outstanding debt at December 31, 2006 represents a decrease of approximately $15.9 million from the outstanding debt at December 31, 2005. This decrease is due to the repayment of a portion of our CIT Group term loan with net proceeds from our public offering of common stock on June 28, 2006 and scheduled debt payments. At December 31, 2006, $14.8 million of our debt is classified as current because of payments due within the next twelve months. Interest rates for our outstanding debt vary from the one-month commercial paper rate plus 2.45% to a fixed rate of 9.99% (7.65% to 9.99%) at December 31, 2006, and our average interest rate at December 31, 2006 was 9.78% per annum. In May 2006, we entered into an interest rate swap agreement to effectively convert the variable interest rate on approximately $35 million of our debt into fixed rate debt with a 9.99% interest rate. Our term-debt borrowings require approximately $1.3 million in total monthly principal payments.

In February 2006, we completed the acquisition of the Texas Horizon, a dynamically positioned diving support and deepwater reel pipelay vessel. The purchase price was $23 million, of which we paid $12 million cash and financed the balance of $11 million with a term debt facility from GE Capital, which was repaid in July 2006 with a portion of the net proceeds from our public offering of common stock.

In March 2006, we entered into a loan agreement with the CIT Group pursuant to which we borrowed approximately $77.4 million in asset-based financing (inclusive of closing costs and fees of approximately $2.7 million). The term loan bears interest at an annual rate of one-month Libor plus 4.50%. We used the proceeds from this term loan to repay outstanding maturing debt, our related party term debt under the Senior Credit Facilities and to pay closing costs and fees. The CIT Group term loan is payable in monthly installments of $0.9 million for the first 24 months beginning March 31, 2006. For the next 35 months, the monthly payments decrease to $0.6 million, with a balloon payment due at maturity on March 9, 2011. In June 2006, we repaid $5.0 million under this term loan with a portion of the net proceeds from our public stock offering.

In April 2006, we entered into a $30 million revolving credit facility with PNC Bank, as agent and lender. The facility includes a $25 million sublimit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. At December 31, 2006, $23.8 million of the facility was utilized to support letters of credit. Advances are obtained in accordance with a borrowing base, which is calculated as a percentage of accounts receivable balances and costs in excess of billings. At December 31, 2006, we had no borrowings outstanding under this revolving credit facility, and we had $6.2 million available based upon the borrowing base calculation. The revolving credit facility has a five-year term and matures on April 28, 2011. Advances under the revolving credit facility bear interest at one-month Libor plus a margin ranging from 2.25% to 2.75%, or, at our option, at the prime rate plus a margin ranging from 0% to 0.25%. In addition to monthly interest, we are required to pay monthly maintenance fees for this revolving credit facility.

In June 2006, we amended our term-debt facility secured by our marine base at Port Arthur, Texas with GE Capital, as successor-in-interest to SouthTrust Bank, to extend the maturity date to June 29, 2011 at an annual interest rate of one-month Libor plus 3.50%. The term debt facility is payable in 60 monthly installments of $86,000 commencing on July 30, 2006.

In December 2006, we amended our loan with General Electric Credit Corporation of Tennessee to reduce the interest rate on the remaining unpaid principal balance under the loan to a fixed interest rate of 8.55% per annum from a variable rate equal to the sum of the three month LIBOR rate plus 4.8% per annum (10.17% as of December 29, 2006). The term loan is payable in 48 monthly installments of $354,000, including interest, maturing on January 1, 2011.

Our 8% Subordinated Notes accrue interest annually at 8% payable in-kind. The 8% Subordinated Notes mature on March 31, 2010 and are subordinate and junior to our existing senior secured debt in all respects.

Substantially all of our assets are pledged as collateral to secure our indebtedness. Our loans contain customary default and cross-default provisions and covenants restricting our ability to issue additional capital stock, create additional liens, incur additional indebtedness, enter into affiliate transactions, dispose of assets, make any investments and pay dividends. We are also required to maintain certain financial ratios at quarterly determination dates. At December 31, 2006, we were in compliance with all the financial covenants required by our loan and credit facilities.

Claims and Litigation

See Part II, Item 3.

Off-Balance Sheet Arrangements

We have entered into off-balance sheet arrangements in the normal course of business with customers, vendors and others, which include bank letters of credit to secure performance bonds and operating leases. At December 31, 2006, $23.8 million of our $30 million revolving credit facility with PNC was utilized to support letters of credit to secure performance bonds on existing Pemex contracts. We do not have any other significant off-balance sheet arrangements, that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Capital Expenditures

We have fixed debt service and lease payment obligations under notes payable and operating leases for which we have material contractual cash obligations. Interest rates on our debt vary from the one-month commercial paper rate plus 2.45% to a fixed rate of 9.99% (7.65% to 9.99%) at December 31, 2006, and our average interest rate at December 31, 2006, was 9.78%. The following table summarizes our long-term material contractual cash obligations, including interest payments calculated at the effective interest rate at December 31, 2006, on variable rate debt and the interest rate on our fixed rate debt (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total

Principal and interest payments on debt	$23,367	$19,625	$18,190	$35,364	$48,180	$728	$145,454
Operating leases	2,705	2,332	757	1,879	1,838	7,017	16,528

	$26,072	$21,957	$18,947	$37,243	$50,018	$7,745	$161,982

Our estimated planned capital expenditures for 2007 range from approximately $21 million to $25 million and are primarily related to the purchase of equipment currently being rented, vessel improvements required for specific project needs and scheduled dry-docks. The actual amount expended will depend upon available funds, work awarded and future operating activity.

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

Other Long-Term Assets

Other assets consist principally of capitalized dry-dock costs, prepaid loan fees, and deposits. Deposits consist of security deposits on office leases as of December 31, 2006 and 2005.

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

Property and Equipment

Major additions, including improvements that significantly add to productive capacity or extend useful life, to barges, vessels and related equipment are capitalized and depreciated over the useful life of the vessel. Maintenance and repairs are expensed as incurred.

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

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)), which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25). SFAS No. 123(R) requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

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

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent managements’ best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if we were to use different assumptions, our stock-based compensation expense could be materially different. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Cost Recognition

Cost of contract revenues includes all direct material and labor costs and certain indirect costs, which are allocated to contracts based on utilization, such as supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Advertising costs are expensed as incurred and to date have not been significant.

Federal Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (SFAS No. 109). SFAS No. 109 requires the recognition of income tax expense for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance to be recorded against our net deferred tax asset. The current provision for income tax is based upon the current tax laws and our interpretation of these laws, as well as the probable outcomes of any foreign or domestic tax audits. The value of any net deferred tax asset depends upon our estimates of the amount and category of future taxable income reduced by the amount of any tax benefits that we do not expect to realize. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus impacting our financial position and results of operations. Certain past changes in ownership have limited our ability to realize portions of our net operating loss carryforwards, and future changes in ownership may further limit the amount and availability of our net operating loss carryforward. Under Internal Revenue Code Section 382, if a corporation undergoes an

“ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control tax benefits (net operating loss and tax credits) carry forward against its post-change of control income may be limited. On June 10, 2005, we completed a debt-for-equity exchange (the Exchange Transaction), which caused us to undergo an ownership change under Section 382 of the Internal Revenue Code. As a result of this ownership change, the amount of our pre-change of control tax benefits utilized to offset future taxable income is subject to an annual limitation. The limitation under Section 382 is defined as the product obtained by multiplying (i) the aggregate market value of our stock, as applicable, immediately prior to the ownership change (with certain adjustments) by (ii) the highest of the long-term tax exempt rate in effect for any month in the 3-calendar month period ending with the calendar month in which the change date occurs. If a corporation has a net unrealized built-in gain that exceeds a certain threshold, the Section 382 limitation may be increased by the amount of any recognized built-in gain. We compute deferred income taxes using the liability method. We provide for deferred income taxes on all temporary differences between the financial-reporting basis and the tax basis of our assets and liabilities by applying enacted statutory tax rates, applicable to future years. Allowable tax credits are applied currently as reductions to the provisions for income taxes.

We are subject to income taxes in the United States and numerous foreign jurisdictions. We do not provide U.S. tax on unrepatriated earnings of foreign subsidiaries where management intends to keep the earnings permanently invested overseas. A determination of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practicable due to uncertainty regarding the use of foreign tax credits which may become available as a result of a repatriation of earnings. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are transactions and calculations that may be challenged by the tax authorities. We are regularly under audit by tax authorities. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies.” We believe that our accruals for tax liabilities are adequate for all open years, based on our assessment of many factors including past experience and interpretations of tax law applied to the facts in each tax jurisdiction.

Although we believe our recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore our assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although we believe that the estimates and assumptions supporting our assessments are reasonable, the final determination of tax audit settlements and any related litigation could be materially different from that which is reflected in historical income tax provisions and recorded assets and liabilities. If we were to settle an audit or a matter under litigation, it could have a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made.

Other Comprehensive Income

Other than the interest rate swap described below, we have no items representing other comprehensive income under SFAS No. 130, “Reporting Comprehensive Income.”

Interest Rate Swap — In May 2006, we entered into an interest rate swap agreement with PNC Bank to reduce our exposure to market risks from variable interest rates on approximately $35 million of our debt. We did not enter into this agreement for speculative or trading purposes. The interest rate swap effectively converts the variable interest rate on approximately $35 million of our debt into fixed rate debt with a 9.99% interest rate. The interest rate swap qualifies as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). Therefore, changes in the fair market value of the swap agreement are reflected in other comprehensive loss. Any differences paid or received on the interest rate swap agreement are recognized as an adjustment to interest expense over the life of the swap, thereby adjusting the effective interest rate on the underlying obligation. At December 31, 2006, the fair value of the derivative instrument was negative and was recorded as a liability of approximately $291,000, net of tax benefit of $157,000, in accordance with SFAS No. 133. This liability is reflected in other liabilities in the accompanying consolidated balance sheet at December 31, 2006.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have not fully completed our evaluation of the impact that FIN 48 will have on our financial position and results of operations when adopted. We currently estimate that the adoption will result in a charge to beginning retained earnings at January 1, 2007, of up to $5 million.

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

In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP No. AUG AIR-1). FSP No. AUG AIR-1 prohibits the use of accrual method of accounting for planned major maintenance activities because it results in the recognition of liabilities that do not meet the definition of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements,” by causing the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. The adoption of FSP No. AUG AIR-1 did not have an impact on our financial statements because we use the deferral method, whereby we capitalize the costs incurred in connection with dry-dockings and amortize them on the straight-line method over a period ranging between thirty and sixty months until the next scheduled dry-docking.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” ( SAB 108). SAB 108 provides guidance regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk interest rates and foreign currency exchange rates for construction services, as detailed below. The following sections address the significant market risks associated with our financial activities for the year ended December 31, 2006. Our exposure to market risk, as discussed below, includes “forward-looking statements” and represents estimates of possible changes in fair values, future earnings or cash flows that would occur, assuming hypothetical future movements in interest rates or foreign currency exchange rates.

Interest Rate Risk

As of December 31, 2006, the carrying value of our debt, including accrued interest, was approximately $114.8 million. The fair value of this debt approximates the carrying value because the interest rates on a portion of our debt are based on floating rates established by reference to market rates. The fair value of our fixed rate debt approximates the carrying value because the fixed interest rate charged approximates the rates at which we can currently borrow. We have $13.9 million aggregate principal amount of 8% Subordinated Notes at a fixed 8% interest rate and a $25.0 million term loan at a fixed 8.55% interest rate. A hypothetical 1% increase in the applicable floating interest rates as of December 31, 2006 would increase our annual interest expense by approximately $0.4 million.

We entered into an interest rate swap agreement with PNC Bank in May 2006 to minimize earnings fluctuations caused by interest rate volatility associated with our variable rate debt. The interest rate swap agreement effectively converts the variable interest rate on approximately $35 million of our debt into fixed rate debt with a 9.99% interest rate. We did not enter into this agreement for speculative or trading purposes. Depending on interest rate fluctuations, our interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The fair value of the interest rate swap agreement is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At December 31, 2006, the fair value of the derivative instrument was negative and was recorded as a liability of approximately $291,000, net of tax benefit of $157,000, in accordance with SFAS No. 133. This liability is reflected in other liabilities in the accompanying consolidated balance sheet at December 31, 2006.

Foreign Currency Risk

We operate in international areas and are therefore subject to market risk for changes in foreign exchange rates. We are exposed to foreign currency risk from foreign currency denominated monetary assets, receivables and payables. We collect revenues and pay local expenses in foreign currency. In 2006, our primary net foreign currency exposures included the Mexican peso, the Nigerian naira, the British pound and the Euro, which are unhedged. We manage foreign currency risk by attempting to contract as much foreign revenue as possible in U.S. dollars. All of our revenues from foreign contracts, except for a portion generated from our contracts with Pemex, are denominated in U.S. dollars. Also, a significant amount of local foreign expenses are also denominated in U.S. dollars. We monitor the exchange rate of our foreign currencies in order to mitigate the risk from foreign currency fluctuations. We receive payment in foreign currency for our Pemex receivables in Mexico equivalent to the U.S. dollars billed, which is converted to U.S. dollars on that day or the day following payment. We recognized a $(218,000) net foreign currency loss due to the less favorable rates obtained on the conversion of Mexican pesos to U.S. dollars received on our Pemex contracts for the year ended December 31, 2006. Additional exposure could occur if we perform more international contracts.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements appear on pages 43 through 79 in this report and are incorporated herein by reference. See Index to consolidated financial statements on page 42.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)), as of the end of the period covered by this annual report. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in reports that we file under the Exchange Act is (i) recorded. processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

(a) Management’s report on internal control over financial reporting

The information required to be furnished under this heading is set forth under the captions “Management’s Report on Internal Control over Financial Reporting” on page 43.

(b) Attestation report of the registered public accounting firm

The information required to be furnished under this heading is set forth under the captions “Report of Independent Registered Public Accounting Firm” on page 45.

(c) Changes in internal control over financial reporting

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our definitive Proxy Statement prepared in connection with the 2007 annual meeting of stockholders and is incorporated herein by reference.

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

Information required by this item will be included in our definitive Proxy Statement prepared in connection with the 2007 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in our definitive Proxy Statement prepared in connection with the 2007 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in our definitive Proxy Statement prepared in connection with the 2007 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item will be included in our definitive Proxy Statement prepared in connection with the 2007 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1) Financial Statements

(2) Financial Statement Schedules — None

Schedules have not been included because they are not applicable, immaterial or the information required has been included in the financial statements or notes thereto.

(3) Exhibits

See Index to Exhibits on page 81. We will furnish to any eligible stockholder, upon written request, a copy of any exhibit listed upon payment of a reasonable fee equal to our expenses in furnishing such exhibit.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that; (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the underlying transactions, including the acquisition and disposition of assets; (ii) provide reasonable assurance that assets are safeguarded from unauthorized use or disposition, and that transactions are being made only in accordance with authorizations of management and directors of the Company and recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use , or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2006 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 was audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/  DAVID W. SHARP
David W. Sharp
President and Chief Executive Officer

/s/  RONALD D. MOGEL
Ronald D. Mogel
Vice President, Chief Financial Officer and Treasurer

March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Horizon Offshore, Inc.

We have audited the accompanying consolidated balance sheets of Horizon Offshore, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Offshore, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” using the modified prospective method as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Horizon Offshore, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/  GRANT THORNTON LLP

Houston, Texas
March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Horizon Offshore, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Horizon Offshore, Inc. and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment that Horizon Offshore, Inc. and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Horizon Offshore, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Horizon Offshore, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements.

/s/  GRANT THORNTON LLP

Houston, Texas
March 15, 2007

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands,
	except share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,890	$42,960
Restricted cash	9,325	4,055
Accounts receivable —
Contract receivables	72,231	43,423
Costs in excess of billings, net	112,836	90,229
Income tax receivable	5,040	—
Other	2,773	1,209
Other current assets	8,140	6,622

Total current assets	307,235	188,498
PROPERTY AND EQUIPMENT, net	197,409	186,416
RESTRICTED CASH	—	7,967
OTHER ASSETS, net	18,375	19,840

	$523,019	$402,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,160	$15,474
Accrued liabilities	8,130	6,617
Accrued job costs	56,782	56,085
Billings in excess of costs	2,632	7,386
Current maturities of long-term debt	14,813	26,130
Current taxes payable	5,195	2,687

Total current liabilities	102,712	114,379
LONG-TERM DEBT, net of current maturities	85,495	27,340
RELATED PARTY TERM DEBT	—	63,794
SUBORDINATED NOTES	13,904	12,845
OTHER LIABILITIES	924	877
DEFERRED INCOME TAXES	22,649	—

Total liabilities	225,684	219,235
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.00001 par value, 100,000,000 and 1,500,000,000 shares authorized, 32,395,258 shares issued and outstanding and 30,384,871 shares issued, respectively	—	—
Deferred compensation	—	(8,333)
Additional paid-in capital	419,392	382,239
Treasury stock, none and 10,031 shares, respectively	—	(1,644)
Accumulated deficit	(121,766)	(188,776)
Accumulated other comprehensive loss	(291)	—

Total stockholders’ equity	297,335	183,486

	$523,019	$402,721

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except share and per share data)

CONTRACT REVENUES	$547,289	$325,044	$254,209
COST OF CONTRACT REVENUES	400,040	268,280	226,391

Gross profit	147,249	56,764	27,818
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	33,167	30,922	30,687
GAIN ON INSURANCE SETTLEMENT	(14,300)	—	—
RESERVE FOR CLAIMS AND RECEIVABLES	18,458	1,711	5,692
IMPAIRMENT OF PROPERTY, EQUIPMENT AND INTANGIBLES	100	—	22,361
IMPAIRMENT LOSS ON ASSETS HELD FOR SALE	—	2,261	3,268

Operating income (loss)	109,824	21,870	(34,190)
OTHER:
Interest expense	(13,989)	(67,572)	(25,995)
Interest income	2,967	777	286
Loss on debt extinguishment	(2,402)	(23,138)	(1,719)
Other income (expense), net	25	53	152

NET INCOME (LOSS) BEFORE INCOME TAXES	96,425	(68,010)	(61,466)
INCOME TAX PROVISION	29,415	3,046	2,103

NET INCOME (LOSS)	$67,010	$(71,056)	$(63,569)

EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED:
Net income (loss) per share — basic	$2.18	$(16.09)	$(51.45)

Net income (loss) per share — diluted	$2.14	$(16.09)	$(51.45)

WEIGHTED AVERAGE SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
BASIC	30,711,698	4,417,341	1,235,561
DILUTED	31,263,470	4,417,341	1,235,561

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
					Additional	Other				Total
	Common Stock		Deferred	Subscription	Paid-In	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Compensation	Receivable	Capital	Loss	Deficit	Shares	Amount	Equity
	(In thousands)

BALANCE, DECEMBER 31, 2003	1,091	$1,091	$—	$—	$198,179	$—	$(54,151)	32	$(5,308)	$139,811
401(k) contributions in company stock	—	—	—	—	(2,290)	—	—	(16)	2,708	418
Issuance of warrants, net of offering costs of $722	—	—	—	—	16,593	—	—	—	—	16,593
Warrants exercised	212	212	—	(42)	(149)	—	—	—	—	21
Net loss	—	—	—	—	—	—	(63,569)	—	—	(63,569)

BALANCE, DECEMBER 31, 2004	1,303	1,303	—	(42)	212,333	—	(117,720)	16	(2,600)	93,274
401(k) contributions in company stock	—	—	—	—	(858)	—	—	(6)	956	98
Issuance of common stock in exchange for subordinated notes, net of offering costs of $1,027	3,795	3,795	—	—	53,910	—	—	—	—	57,705
Cancellation of common stock	—	(10)	—	10	—	—	—	—	—	—
Retirement of common stock	(72)	—	—	—	(520)	—	—	—	—	(520)
Reduction in par value of common stock to $0.00001 per share	—	(5,088)	—	—	5,088	—	—	—	—	—
Subscription receivable payment	—	—	—	32	—	—	—	—	—	32
Issuance of restricted stock	1,087	—	(12,500)	—	12,500	—	—	—	—	—
Issuance of common stock for conversion of Series B Preferred Stock	22,166	—	—	—	81,007	—	—	—	—	81,007
Issuance of common stock in private placement, net of offering costs of $1,229	2,106	—	—	—	18,779	—	—	—	—	18,779
Amortization of deferred compensation	—	—	4,167	—	—	—	—	—	—	4,167
Net loss	—	—	—	—	—	—	(71,056)	—	—	(71,056)

BALANCE, DECEMBER 31, 2005	30,385	—	(8,333)	—	382,239	—	(188,776)	10	(1,644)	183,486
FAS 123(R) reclassification of deferred compensation	—	—	8,333	—	(8,333)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	8,984	—	—	—	—	8,984
Retirement of treasury stock	(10)	—	—	—	(1,644)	—	—	(10)	1,644	—
Issuance of common stock, net of offering costs of $2,921	2,000	—	—	—	38,138	—	—	—	—	38,138
Stock options exercised	—	—	—	—	8	—	—	—	—	8
Issuance of restricted stock	20	—	—	—	—	—	—	—	—	—
Comprehensive Income:
Net income	—	—	—	—	—	—	67,010	—	—	67,010
Change in fair market value of interest rate swap, net of $(157) tax benefit	—	—	—	—	—	(291)	—	—	—	(291)

Total comprehensive income										66,719

BALANCE, DECEMBER 31, 2006	32,395	$—	$—	$—	$419,392	$(291)	$(121,766)	—	$—	$297,335

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$67,010	$(71,056)	$(63,569)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Depreciation and amortization	27,397	21,661	19,702
Gain on insurance settlement	(14,300)	—	—
Reserve for claims and receivables	18,458	1,711	5,692
Impairment of inventory	—	684	6,379
Impairment of property, equipment and intangibles	100	—	22,361
Impairment loss on assets held for sale	—	2,261	3,268
Net gain on sale and other disposition of assets	(40)	(41)	(32)
Deferred income taxes	22,806	—	—
Paid in-kind interest on subordinated notes and related party term debt	1,382	6,977	11,217
Amortization of deferred loan fees recorded as interest expense	777	3,195	3,434
Amortization of subordinated debt discount recorded as interest expense	—	3,321	5,068
Amortization of beneficial conversion feature and adjustment of mandatorily
redeemable preferred stock charged to interest expense	—	41,863	(1,605)
Expense recognized for issuance of treasury stock for 401(k) plan contributions	—	98	418
Stock-based compensation expense (including amortization of deferred compensation)	8,984	4,167	—
Loss on debt extinguishment	2,402	23,138	1,719
Changes in operating assets and liabilities —
Restricted cash	2,697	(2,775)	(9,247)
Accounts receivable	(35,412)	35,864	13,624
Costs in excess of billings	(41,065)	(66,171)	10,639
Billings in excess of costs	(4,754)	(2,514)	4,066
Other assets	(7,856)	(8,341)	(17,202)
Accounts payable	(314)	(19,793)	5,996
Accrued and other liabilities	582	(3,021)	5,596
Accrued job costs	697	24,933	(25,194)
Current taxes payable	2,508	1,501	(235)

Net cash provided by (used in) operating activities	52,059	(2,338)	2,095
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and additions to property and equipment	(20,875)	(2,458)	(5,579)
Proceeds from casualty insurance claims	16,300	—	—
Proceeds from sale of assets	25	6,936	803

Net cash provided by (used in) investing activities	(4,550)	4,478	(4,776)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term debt	(30,741)	(17,279)	(9,615)
Borrowings on revolving credit facilities	—	—	30,550
Payments on revolving credit facilities	—	(27,299)	(53,850)
Proceeds from issuance of related party term debt	—	44,233	—
Principal payments on related party term debt	(548)	(7,845)	—
Proceeds from issuance of subordinated notes	—	—	55,237
Proceeds from issuance of subordinated notes allocable to warrants	—	—	16,593
Principal payments on subordinated notes	—	(3,481)	(4,472)
Deferred loan fees	(436)	(3,267)	(3,924)
Proceeds from issuance of common and preferred stock, net	38,138	17,751	1
Stock option and warrant transactions and other	8	32	21

Net cash provided by financing activities	6,421	2,845	30,541

NET INCREASE IN CASH AND CASH EQUIVALENTS	53,930	4,985	27,860
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	42,960	37,975	10,115

CASH AND CASH EQUIVALENTS AT END OF YEAR	$96,890	$42,960	$37,975

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$11,440	$11,700	$8,000
Cash paid for income taxes	$9,147	$1,561	$3,123
Cash refund for income taxes	$—	$16	$928
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Repayment of debt with proceeds of additional debt	$74,679	$25,573	$15,000
Purchase of vessel with long-term debt	$11,000	$—	$—
Payment of deferred loan fees, closing costs and fees, and warrant issuance costs with term debt and subordinated notes	$2,721	$—	$8,905
Capital expenditures for property and equipment included in accrued liabilities	$867	$48	$353
Exchange of debt for equity	$—	$98,228	$—

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

Horizon Offshore, Inc., a Delaware corporation, and its subsidiaries (references to “Horizon”, “company,” “we” or “us” are intended to refer to Horizon Offshore, Inc. and its subsidiaries) provide marine construction services for the offshore oil and gas and energy industries. During the year ended December 31, 2006, we provided construction services domestically in the U.S. Gulf of Mexico, and internationally in our Latin America, West Africa and Southeast Asia/Mediterranean geographic segments. These services primarily consist of laying, burying or repairing marine pipelines for the transportation of oil and gas; providing hook-up and commissioning services; and installing and salvaging production platforms and other marine structures. Historically, our projects are performed on a fixed-price or a combination of a fixed-price and day-rate basis in the case of extra work to be performed under the contract. During 2006, we contracted and performed the majority of the repair and salvage work on a day-rate basis because of the nature and often indeterminate scope of the repairs. From time to time, we perform projects on a cost-reimbursement basis.

On April 12, 2006, we effected a 1-for-25 reverse stock split of our issued and outstanding common stock. All common share amounts (and per share amounts) have been adjusted to reflect the 1-for-25 reverse stock split. In the accompanying consolidated balance sheet as of December 31, 2005, we have adjusted our stockholders’ equity accounts by reducing our stated capital and increasing our additional paid-in capital to reflect the reduction in outstanding shares as a result of the reverse stock split. In the accompanying consolidated statements of operations, we have adjusted the weighted average shares outstanding and earnings (loss) per share amounts for all prior periods presented as a result of the reverse stock split. In the accompanying consolidated statements of stockholders’ equity, we have adjusted the share amounts and the balances of our stated capital and additional paid-in capital for all prior periods presented as a result of the reverse stock split.

Business Risks

Our level of activity depends largely on our customers’ willingness to make capital expenditures for developmental construction. Our customers’ willingness to make these expenditures depends largely upon prevailing industry conditions and oil and gas prices, and their perceptions of future conditions. Factors affecting our profitability include our level of construction activity, competition, equipment and labor availability and productivity, contract estimating, weather conditions and other risks inherent in marine construction.

Oil and gas prices, which have historically been volatile, have remained at relatively high levels during 2006. Any reduction in oil and gas prices would likely affect the demand for our marine construction services. Since most of our construction activity in the U.S. Gulf of Mexico supports the production of natural gas, a substantial reduction in gas prices may have an adverse impact on business, even if oil prices remain strong. Worldwide political, economic and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. Many factors beyond our control affect oil and gas prices, including the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves, available pipeline and other oil and natural gas transportation capacity, sale and expiration dates of offshore leases in the United States and abroad, the ability of oil and natural gas companies to raise capital, and weather conditions in the United States and elsewhere.

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

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Information and Significant Customers

We have domestic and international operations in one industry segment, the marine construction service industry for offshore oil and gas and energy companies. We currently operate in four geographic segments. See Note 13 for geographic information. Customers accounting for more than 10% of consolidated revenues for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Customer A	30%	10%	23%
Customer B	13%	24%	—
Customer C	10%	—	—
Customer D	10%	—	3%
Customer E	5%	14%	—
Customer F	1%	9%	36%

The amount of revenue accounted for by a customer depends on the level of construction services that we perform for the customer, which is based on the size of its capital expenditure budget and our ability to bid for and obtain its work. Consequently, customers that account for a significant portion of contract revenues in one year may represent an immaterial portion of contract revenues in subsequent years. Our West Africa geographic segment revenues are currently derived from one customer, West Africa Gas Pipeline Company. We currently have no assets located in our West Africa geographic segment. At this time, we do not have any future projects scheduled in our West Africa geographic segment. We generally derive the revenues associated with our Latin America geographic segment from our work for Petróleos Mexicanos (Pemex), the Mexican national oil company. Our Southeast Asia/Mediterranean geographic segment revenues are currently derived from one customer, TL Offshore Sdn Bhd in Southeast Asia.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents include interest bearing demand deposits and highly liquid investments with original maturities of three months or less. We control our exposure to credit risk associated with these instruments by placing our financial interests with credit-worthy financial institutions and performing services for national oil companies, major and independent oil and gas companies, energy companies and their affiliates. The concentration of customers in the energy industry may impact our overall credit exposure, either positively or negatively, since these customers may be similarly affected by changes in economic or other conditions. As of each of the years ended December 31, 2006 and 2005, we had a total of three customers who accounted for 75% of total billed and unbilled receivables, respectively. No other single customer accounted for more than 10% of accounts receivable as of December 31, 2006 and 2005. See Note 2.

Principles of Consolidation

The consolidated financial statements include the accounts of Horizon and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management must apply significant judgments in this process. Among the factors, but not fully inclusive of all factors, that may be considered by management in these processes are: the range of accounting policies permitted by accounting principles generally

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accepted in the United States; management’s understanding of our business; expected rates of business and operational change; sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. Among the most subjective judgments employed in the preparation of these financial statements are estimates of expected costs to complete construction projects, the collectibility of contract receivables and claims, the depreciable lives of and future cash flows to be provided by our equipment and long-lived assets, the amortization period of maintenance and repairs for dry-docking activity, estimates for the number and magnitude of self-insurance reserves needed for potential medical claims and Jones Act obligations, judgments regarding the outcomes of pending and potential litigation and certain judgments regarding the nature of income and expenditures for tax purposes. We review all significant estimates on a recurring basis and record the effect of any necessary adjustments prior to publication of our financial statements. Adjustments made with respect to the use of estimates relate to improved information not previously available. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date.

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

Cost Recognition

Cost of contract revenues includes all direct material and labor costs and certain indirect costs, which are allocated to contracts based on utilization, such as supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Advertising costs are expensed as incurred and to date have not been significant.

Interest Expense

For the year ended December 31, 2006, interest expense includes charges related to cost of capital and other financing charges related to our outstanding debt, amortization of deferred loan fees over the term of the respective

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt, and paid in-kind interest on our subordinated notes due March 31, 2010 (the 8% Subordinated Notes) and our two secured term loans originally due March 31, 2007 (the Senior Credit Facilities). Interest expense for the year ended December 31, 2005 included charges related to cost of capital and other financing charges related to our outstanding debt; amortization of deferred loan fees over the term of the respective debt; amortization of debt discount related to subordinated notes over their term; paid in-kind interest on subordinated notes; accretion in the fair value of preferred stock subject to mandatory redemption; recognition of the change in the fair value of preferred stock prior to the debt-for-equity exchange that we completed on June 10, 2005 (the Exchange Transaction); and amortization of the beneficial conversion feature of Series B Mandatorily Convertible Redeemable Preferred Stock (the Series B Preferred Stock). Included in interest expense for the year ended December 31, 2004, are charges related to cost of capital and other financing charges related to our outstanding debt; amortization of deferred loan fees over the term of the respective debt; amortization of debt discount related to subordinated notes over the term of the notes; paid in-kind interest on subordinated notes; and recognition of the change in the fair value of preferred stock subject to mandatory redemption from the previous reporting date.

Interest expense was $14.0 million, $67.6 million and $26.0 million for 2006, 2005 and 2004, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include interest bearing demand deposits and highly liquid investments with original maturities of three months or less. As of December 31, 2006 and 2005, cash held in foreign bank accounts amounted to approximately $1.3 million and $0.5 million, respectively.

Accounts Receivable

Accounts receivable are stated at the historical carrying value less write-offs and allowances for doubtful accounts. We have significant investments in billed and unbilled receivables as of December 31, 2006. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Unbilled receivables on fixed-price contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax and value added tax, if applicable. In establishing an allowance for doubtful accounts, we evaluate our contract receivables and costs in excess of billings and thoroughly review historical collection experience, the financial condition of our customers, billing disputes and other factors. We write-off uncollectible accounts receivable against the allowance for doubtful accounts if we determine that the amounts will not be collected or if a settlement is reached for an amount that is less than the carrying value.

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

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There was no reserve for contract receivables provided during 2006, and no receivables were written-off against the allowance for doubtful contract receivables for the year ended December 31, 2006. During the second quarter of 2005, we reserved $1.7 million of the outstanding receivables for Williams Oil Gathering LLC (Williams) and wrote-off this receivable against the allowance for doubtful accounts when this claim was settled in the third quarter of 2005. We also wrote-off receivables of $5.7 million for Iroquois Gas Transmission LP (Iroquois) against the allowance for doubtful accounts related to the settlement of this claim during 2005 that was reserved during 2004. A rollforward of the allowance for doubtful contract receivables is presented in the following table (in millions):

Balance, December 31, 2003	$—
Reserve for contract receivables	5.7
Write-off of receivables	—

Balance, December 31, 2004	5.7
Reserve for contract receivables	1.7
Write-off of receivables	(7.4)

Balance, December 31, 2005	—
Reserve for contract receivables	—
Write-off of receivables	—

Balance, December 31, 2006	$—

There was no allowance for doubtful costs in excess of billings as of December 31, 2006, and the allowance for doubtful costs in excess of billings was $33.1 million as of December 31, 2005. On August 4, 2006, we received notification that an arbitral panel in Mexico rejected our claims against Pemex, for which we had reserved an additional $18.5 million for the remaining carrying value during the quarter ended June 30, 2006. During the quarter ended September 30, 2006, we wrote-off the total $51.6 million included in costs in excess of billings related to the Pemex claims against the allowance for doubtful accounts. There were no reserves for costs in excess of billings or write-offs of receivables during the year ended December 31, 2005 and 2004. A rollforward of the allowance for doubtful costs in excess of billings is presented in the following table (in millions):

Balance, December 31, 2003	$33.1
Reserve for costs in excess of billings	—
Write-off of receivables	—

Balance, December 31, 2004	33.1
Reserve for costs in excess of billings	—
Write-off of receivables	—

Balance, December 31, 2005	33.1
Reserve for costs in excess of billings	18.5
Write-off of receivables	(51.6)

Balance, December 31, 2006	$—

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Long-Term Assets

Other assets, net of accumulated amortization of $16.0 million and $17.1 million at December 31, 2006 and 2005, respectively, consist of the following (in thousands):

	December 31,	December 31,
	2006	2005

Capitalized dry-dock costs	$15,441	$15,770
Deferred loan fees	2,386	2,408
Deposits	311	276
Other	237	1,386

	$18,375	$19,840

Dry-dock costs are direct costs associated with scheduled major maintenance on our marine construction vessels. We capitalize the costs incurred in connection with dry-dockings and amortize them on the straight-line method over a period ranging between thirty and sixty months until the next scheduled dry-docking. We incurred and capitalized dry-dock costs of $7.5 million, $5.5 million and $11.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The dry-dock costs capitalized for the year ended December 31, 2006 relate primarily to scheduled dry-dockings for the Pecos Horizon, Lone Star Horizon, American Horizon and Atlantic Horizon required by the American Bureau of Shipping. The dry-dock costs capitalized for the year ended December 31, 2005 relate primarily to the costs incurred as a result of the special hull surveys performed on the Sea Horizon and the Pacific Horizon by the American Bureau of Shipping. We amortized capitalized dry-dock costs of $7.9 million, $6.8 million and $4.9 million for the years ended December 31, 2006, 2005 and 2004, respectively, which is included in cost of contract revenues in the accompanying consolidated statements of operations.

Loan fees paid in connection with new loan facilities are deferred and amortized over the term of the respective loans. The amortization of the deferred loan fees is recorded as interest expense in the accompanying consolidated statements of operations. We incurred and capitalized $2.6 million in closing fees during the year ended December 31, 2006 primarily in connection with the closing of a term loan with The CIT Group/Equipment Financing, Inc. (the CIT Group) on March 9, 2006 and a revolving credit facility with PNC Bank, National Association (PNC Bank) on April 28, 2006. During the year ended December 31, 2005, we incurred and capitalized $3.0 million in closing fees in connection with closing the loans under the Senior Credit Facilities on March 31, 2005.

Deposits consist primarily of security deposits on office leases as of December 31, 2006 and 2005.

Restricted Cash

Total restricted cash of $9.3 million represents $9.1 million cash used to secure a letter of credit under the completed Israel Electric Corporation (IEC) contract, plus interest received. Upon official acceptance of this project, IEC will release $1.1 million of the cash expended to secure the IEC letter of credit. The restriction on the remaining funds will be released 60 days after the end of the warranty period if no defect is discovered, and 24 months after the completion of the warranty work if a defect is discovered. The $9.1 million, plus interest received of $0.2 million, is classified as a current asset because the warranty period expires in 2007 and we expect this entire amount to be released within twelve months. Restricted cash is not considered as cash or cash equivalents for purposes of the accompanying consolidated balance sheets and statements of cash flows.

Property and Equipment

We use the units-of-production method to calculate depreciation on our major barges, vessels and related equipment to approximate the wear and tear of normal use. The useful lives of our major barges and vessels are

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18 years. Major additions, including improvements that significantly add to productive capacity or extend useful life, to barges, vessels and related equipment are capitalized and depreciated over the useful life of the vessel. Maintenance and repairs are expensed as incurred. When equipment is sold or otherwise disposed of, the cost of the equipment and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

Depreciation on our other fixed assets is provided using the straight-line method based on the following estimated useful lives:

Buildings	15 years
Machinery and equipment	8-15 years
Office furniture and equipment	3-5 years
Leasehold improvements	3-10 years

Depreciation expense is included in the following expense accounts (in thousands):

	December 31,
	2006	2005	2004

Cost of contract revenues	$18,375	$12,838	$12,444
Selling, general and administrative expenses	1,110	1,246	1,464

	$19,485	$14,084	$13,908

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

When events or changes in circumstances indicate that assets may be impaired, we review long-lived assets for impairment according to Statements of Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144) and evaluate whether the carrying value of any such asset may not be recoverable. Changes in our business plans, a significant decrease in the market value of a long-lived asset, a change in the physical condition of a long-lived asset or the extent or manner in which it is being used, or a severe or sustained downturn in the oil and gas industry, among other factors are considered triggering events. The carrying value of each asset is compared to the estimated undiscounted future net cash flows for each asset or asset group. If the carrying value of any asset is more than the estimated undiscounted future net cash flows expected to result from the use of the asset, a write-down of the asset to estimated fair market value must be made. When quoted market prices are not available, fair value must be determined based upon other valuation techniques. This could include appraisals or present value calculations of estimated future cash flows. In the calculation of fair market value, including the discount rate used and the timing of the related cash flows, as well as undiscounted future net cash flows, we apply judgment in our estimates and projections, which could result in varying levels of impairment recognition.

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)), which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25).

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of the adoption of SFAS No. 123(R), our financial results were lower than under our previous accounting method for stock-based employee compensation related to stock options by the following amounts (in thousands, except per share data):

Year Ended
December 31, 2006

Operating income	$651
Net income before income taxes	$651
Net income	$424
Net income per share — basic	$0.01
Net income per share — diluted	$0.01

The fair value of options granted is estimated on the date of grant using the Black-Scholes single option pricing model based on assumptions including, (i) expected option life (in years), (ii) expected volatility and (iii) risk-free interest rate. The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. Expected volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. We have not historically paid any dividends and do not expect to in the future.

We recognize compensation cost for awards with graded vesting using the straight-line attribution method, with the amount of compensation cost recognized at any date at least equal to the portion of the grant-date value of the award that is vested at that date. Compensation cost recognized in any period is impacted by the number of stock options granted and the vesting period, as well as the underlying assumptions used in estimating the fair value on the date of grant. This estimate is dependent upon a number of variables such as the number of options awarded, cancelled or exercised and fluctuations in our share price during the year.

We used the Black-Scholes model, assuming no dividends, as well as the following weighted average assumptions to account for the employee stock options under the fair-value method as defined by SFAS No. 123(R), for the year ended December 31, 2006:

2006

Expected option life (in years)	5
Expected volatility	105%
Risk-free interest rate	4.84%

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our pre-tax compensation cost for stock-based employee compensation related to restricted stock was approximately $9 million for the year ended December 31, 2006. For the year ended December 31, 2006, we recognized approximately $3 million in tax benefits for these costs.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation costs (excess tax benefits) be classified as financing cash flows. No such excess tax benefits were recorded for the year ended December 31, 2006.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to the adoption of SFAS No. 123(R) on January 1, 2006 (in thousands, except per share data).

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004

Net income (loss), as reported	$(71,056)	$(63,569)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(286)	(987)

Pro forma net income (loss)	$(71,342)	$(64,556)

Earnings (loss) per share — Basic and Diluted:
As reported	$(16.09)	$(51.45)
Pro forma	$(16.15)	$(52.25)

The following assumptions were used to estimate the fair value using the Black-Scholes single option pricing model as of the grant date for the options granted during the year ended December 31, 2004 (there were no option grants during 2005):

2004

Expected option life (in years)	7
Expected volatility	78.8%
Risk-free interest rate	4.03%

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

In May 2006, the Texas Legislature enacted reforms of the Texas franchise tax system and replaced it with a new tax system, referred to as the Texas margin tax. We conduct the majority of our operations offshore outside of Texas. We have reviewed the changes in tax law due to the implementation of the Texas margin tax, and have determined the impact of such change is immaterial.

We do not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations.

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period), the corporation’s ability to use its pre-change of control net operating loss carryforwards against its post-change of control income may be limited. The limitation under Section 382 is defined as the product obtained by multiplying (i) the aggregate market value of our stock, as applicable, immediately prior to the ownership change (with certain adjustments) by (ii) the highest of the long-term tax exempt rate in effect for any month in the 3-calendar month period ending with the calendar month in which the change date occurs. If a corporation has a net unrealized built-in gain that exceeds a certain threshold, the Section 382 limitation may be increased by the amount of any recognized built-in gain. These limitations may affect the timing of our ability to utilize our pre-change of control net operating loss carryforwards in future taxable periods. This could result in an increase in our federal income tax liability and could affect our cash flow. See Note 5.

Fair Value of Financial Instruments

The carrying values of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of those instruments.

As of December 31, 2006, the carrying value of our debt, including accrued interest, was approximately $114.8 million. The fair value of this debt approximates the carrying value because the interest rates on a portion of our debt are based on floating rates established by reference to market rates. The fair value of our fixed rate date approximates the carrying value because the fixed interest rate charged approximates the rates at which we can currently borrow. We have $13.9 million aggregate principal amount of 8% Subordinated Notes at a fixed 8% interest rate and a $25.0 million term loan at a fixed 8.55% interest rate. A hypothetical 1% increase in the applicable floating interest rates as of December 31, 2006 would increase our annual interest expense by approximately $0.4 million.

Earnings Per Share

Earnings per share data for all periods presented are computed pursuant to SFAS No. 128, “Earnings Per Share” (SFAS No. 128) that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

Other Comprehensive Income

Other than the interest rate swap described below, we have no items representing other comprehensive income under SFAS No. 130, “Reporting Comprehensive Income”.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swap — In May 2006, we entered into an interest rate swap agreement with PNC Bank to reduce our exposure to market risks from variable interest rates on approximately $35 million of our debt. We did not enter into this agreement for speculative or trading purposes. The interest rate swap effectively converts the variable interest rate on approximately $35 million of our debt into fixed rate debt with a 9.99% interest rate. The interest rate swap qualifies as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). Therefore, changes in the fair market value of the swap agreement are reflected in other comprehensive loss. Any differences paid or received on the interest rate swap agreement are recognized as an adjustment to interest expense over the life of the swap, thereby adjusting the effective interest rate on the underlying obligation. At December 31, 2006, the fair value of the derivative instrument was negative and was recorded as a liability of approximately $291,000, net of tax benefit of $157,000, in accordance with SFAS No. 133. This liability is reflected in other liabilities in the accompanying consolidated balance sheet at December 31, 2006.

Foreign Currency

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than our functional currency, the U.S. dollar. Gains and losses on those foreign currency transactions are included in other income (expense) for the period of exchange. Foreign currency transaction (losses) gains were $(218,000) in 2006, $(26,000) in 2005, and $85,000 in 2004.

Reclassifications

Prior period amounts within the captions inventory and other long-term assets in the consolidated balance sheets as of December 31, 2005 have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income (loss) or total stockholders’ equity.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We have not fully completed our evaluation of the impact that FIN 48 will have on our financial position and results of operations when adopted. We currently estimate that the adoption will result in a charge to beginning retained earnings at January 1, 2007, in the range of approximately $2 million to $5 million.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (GAAP) and expands disclosure about fair value measurements. SFAS No. 157 also applies under other accounting standards that require or permit fair value measurements. Accordingly, SFAS No. 157 does

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not require any new fair value measurement. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting SFAS No. 157 on our financial statements.

In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP No. AUG AIR-1). FSP No. AUG AIR-1 prohibits the use of accrual method of accounting for planned major maintenance activities because it results in the recognition of liabilities that do not meet the definition of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements,” by causing the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. The adoption of FSP No. AUG AIR-1 did not have an impact on our financial statements because we use the deferral method, whereby we capitalize the costs incurred in connection with dry-dockings and amortize them on the straight-line method over a period ranging between thirty and sixty months until the next scheduled dry-docking.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” ( SAB 108). SAB 108 provides guidance regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

2.	CONTRACT RECEIVABLES AND COSTS IN EXCESS OF BILLINGS:

Contract revenues are generally billed upon the completion of small contracts and are progress billed on larger contracts in accordance with contract terms and milestones. Costs in excess of billings solely represent costs incurred and estimated earnings not yet billed on jobs in progress. Billings in excess of costs represent amounts billed in excess of costs and estimated earnings recognized as revenue on an individual contract basis.

Billed contract receivables, consist of the following (in thousands):

	December 31,
	2006	2005

Completed contracts	$8,285	$2,419
Contracts in progress	50,426	30,458
Retention	13,520	10,546

	$72,231	$43,423

Contracts in progress include receivables under certain contracts in progress related to work pursuant to contracts performed on a day-rate basis for which we have no further performance obligations through the date of the billing. Retention is not immediately collectible under the retainage provisions of our contracts. Retention at December 31, 2006 includes $13.2 million of retention receivable from the West Africa Gas Pipeline Company.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contracts in progress are as follows (in thousands):

	December 31,
	2006	2005

Costs incurred to date	$472,441	$397,352
Estimated earnings to date	112,708	81,828

	585,149	479,180
Less: Billings to date	(474,945)	(363,245)
Less: Allowance for doubtful costs in excess of billings	—	(33,092)

	$110,204	$82,843

Included in accompanying balance sheets under the following captions:
Costs in excess of billings, net	$112,836	$90,229
Billings in excess of costs	(2,632)	(7,386)

	$110,204	$82,843

The significant amounts of unbilled receivables for contracts in progress at December 31, 2006, included in costs in excess of billings, primarily relate to the higher level of revenues and increases in our marine construction activities during 2006, our two Pemex contracts and the West Africa Gas Pipeline project. Costs in excess of billings includes $72.3 million of unbilled contract revenues on our two significant contracts with Pemex which require us to reach certain milestones before we may issue progress billings. The unbilled amounts for our projects are billed as we complete the contracts or as we meet contract milestones in accordance with contract terms.

On August 4, 2006, we received notification that an arbitral panel in Mexico rejected our claims against Pemex, for which we had reserved an additional $18.5 million for the remaining carrying value of our outstanding claims against Pemex during the quarter ended June 30, 2006. During the quarter ended September 30, 2006, we wrote-off the total $51.6 million included in costs in excess of billings related to the Pemex claims against the allowance for doubtful accounts. There were no reserves for costs in excess of billings or write-offs of costs in excess of billings during the year ended December 31, 2005.

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

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	PROPERTY AND EQUIPMENT:

Property and equipment consists of the following (in thousands):

	December 31,
	2006	2005

Barges, vessels and related equipment	$253,585	$223,232
Land and buildings	18,613	19,694
Machinery and equipment	245	245
Office furniture and equipment	7,175	6,509
Leasehold improvements	4,192	4,192

	283,810	253,872
Less-Accumulated depreciation	(86,401)	(67,456)

Property and equipment, net	$197,409	$186,416

During the year ended December 31, 2006, we incurred $32.6 million of capital expenditures primarily related to the acquisition of the Texas Horizon that we purchased in February 2006. We financed $11 million of the $23 million purchase price for the Texas Horizon with term debt.

Assets currently not operational are recorded at their fair market value and were $2.5 million and $2.6 million as of December 31, 2006 and 2005, respectively.

Impairments

During 2006, we recorded an impairment loss of $100,000 to reduce the carrying value of miscellaneous equipment to its fair market value. This miscellaneous equipment was sold in 2007 at its fair market value. There were no impairment losses on property and equipment during 2005. In 2004, we recorded total impairment losses of $22.4 million on the Gulf Horizon, which caught fire while on tow from the U.S. Gulf of Mexico to Israel, and the Cajun Horizon which we removed from service. These charges are reflected under impairment of property, equipment and intangibles in the accompanying statements of operations for the year ended December 31, 2004.

Assets Held For Sale

During the year ended December 31, 2005, we sold assets held for sale, which included a pipelay barge, two diving support vessels and a derrick barge, for $6.4 million, and we recorded a $2.3 million impairment loss to reduce the carrying value of these assets to their fair value. One of these assets was sold to a former related party. See Note 12. During 2004, we completed the sale of a cargo barge for net proceeds of approximately $0.7 million. We recorded impairment losses of a $3.3 million in 2004 to reduce the net carrying value of these assets to their fair value, less the estimated costs of sale. Proceeds from the sale of these vessels were used to repay outstanding indebtedness collateralized by these assets.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	NOTES PAYABLE:

Notes payable consist of the following (dollars in thousands):

	December 31,
	2006	2005

Term loan payable to CIT Group due in 60 monthly installments of $900, plus interest, for the first 24 months and $600, plus interest, for the next 35 months with a balloon payment on maturity at March 9, 2011, collateralized by mortgages on certain vessels. Interest at Libor plus 4.5% (9.85% at December 31, 2006)	$64,304	$—
Term loan payable to CIT Group originally maturing March 31, 2006; prepaid March 9, 2006. Interest at Libor plus 6.0% (10.12% at December 31, 2005)	—	11,824
Term loan payable to General Electric Credit Corporation of Tennessee (formerly with Boeing Capital Corporation) due in 48 monthly principal installments of $354, including interest, maturing January 1, 2011, collateralized by a mortgage on the Sea Horizon. Interest at a fixed rate of 8.55% and Libor plus 4.80% at December 31, 2006 and 2005, respectively (8.55% and 8.82% at December 31, 2006 and 2005, respectively)	25,000	27,857
Term loan payable to GE Capital Corporation due in 120 monthly installments of $115, including interest, maturing January 1, 2012, collateralized by a mortgage on the Pecos Horizon. Interest at the one-month commercial paper rate plus 2.45% (7.65% and 6.29% at December 31, 2006 and 2005, respectively)	6,246	7,260
Term loan payable to GE Capital Corporation (formerly with SouthTrust Bank) due in 60 monthly installments of $87, including interest, maturing June 29, 2011, collateralized by the Port Arthur marine base. Interest at Libor plus 3.5% and SouthTrust Bank’s prime rate plus 1/2% at December 31, 2006 and 2005, respectively (8.85% and 7.75% at December 31, 2006 and 2005, respectively)	4,758	5,405
8% Subordinated Notes due on March 31, 2010, interest payable in-kind quarterly	13,904	12,845
Senior secured term loan A and loan B payable to Manchester Securities Corp., originally maturing March 31, 2007; prepaid March 9, 2006. Interest payable at 10% cash and 5% payable in-kind monthly for loan A and 8% in cash and 2% payable in-kind monthly for loan B	—	63,793
Term loan payable to Amegy Bank, N.A. (formerly Southwest Bank of Texas N.A.) (Amegy) matured November 1, 2006. Interest at Amegy’s prime rate (7.25% at December 31, 2005)	—	1,103
$30 million revolving credit facility with PNC Bank, N.A. maturing April 28, 2011. Interest at Libor plus 2.25% to 2.75%	—	—
Other term debt	—	22

Total debt(1)	$114,212	$130,109

Current maturities of long-term debt	$14,813	$26,130

Long-term debt, net of current maturities	$85,495	$27,340

Related party term debt	$—	$63,794

Subordinated notes	$13,904	$12,845

(1)	We had no outstanding borrowings on our revolving credit facility at December 31, 2006. We had letters of credit totaling $23.8 million to secure performance bonds under our revolving credit facility outstanding at December 31, 2006.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loan Facilities

At December 31, 2006, we had approximately $114.2 million of total outstanding debt, including outstanding borrowings of $64.3 million under our CIT Group term loan, $36.0 million on three other term-debt facilities and $13.9 million on our remaining 8% Subordinated Notes, including paid in-kind interest. The outstanding debt at December 31, 2006 represents a decrease of approximately $15.9 million from the amounts outstanding at December 31, 2005. This decrease is due to the repayment of a portion of our CIT Group term loan with net proceeds from our public offering of common stock on June 28, 2006 and scheduled debt payments. At December 31, 2006, $14.8 million of our debt is classified as current because of payments due within the next twelve months. Interest rates for our outstanding debt vary from the one-month commercial paper rate plus 2.45% to a fixed rate of 9.99% (7.65% to 9.99%) at December 31, 2006, and our average interest rate at December 31, 2006 was 9.78% per annum. In May 2006, we entered into an interest rate swap agreement to effectively convert the variable interest rate on approximately $35 million of our debt into fixed rate debt with a 9.99% interest rate. Our term-debt borrowings require approximately $1.3 million in total monthly principal payments.

On February 17, 2006, we completed the acquisition of the Texas Horizon, a dynamically positioned diving support and deepwater reel pipelay vessel. The purchase price was $23 million, of which we paid $12 million cash and financed the balance of $11 million with a term debt facility from General Electric Capital Corporation (GE Capital). The loan was originally payable in eleven quarterly installments of $0.9 million beginning May 1, 2006 plus interest at an annual rate of three-month Libor plus 3.50%, maturing on February 1, 2009. In July 2006, we used $10.3 million of the net proceeds from our public offering of common stock to repay this term debt facility, including accrued interest.

On March 9, 2006, we entered into a loan agreement with the CIT Group pursuant to which we borrowed approximately $77.4 million (inclusive of closing costs and fees of approximately $2.7 million). The term loan bears interest at an annual rate of one-month Libor plus 4.50%. We used the proceeds from this term loan to repay outstanding maturing debt, our related party term debt under the Senior Credit Facilities and to pay closing costs and fees. The CIT Group term loan is payable in monthly installments of $0.9 million for the first 24 months beginning March 31, 2006. For the next 35 months, the monthly payments decrease to $0.6 million, with a balloon payment due at maturity on March 9, 2011. On June 29, 2006, we repaid $5.0 million under this term loan with a portion of the net proceeds from our public stock offering.

On April 28, 2006, we entered into a $30 million revolving credit facility with PNC Bank, as agent and lender. The facility includes a $25 million sublimit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the facility. At December 31, 2006, $23.8 million of the facility was utilized to support letters of credit. Advances are obtained in accordance with a borrowing base, which is calculated as a percentage of accounts receivable balances and costs in excess of billings. At December 31, 2006, we had no borrowings outstanding under this revolving credit facility, and we had $6.2 million available based upon the borrowing base calculation. The revolving credit facility has a five-year term and matures on April 28, 2011. Advances under the revolving credit facility bear interest at one-month Libor plus a margin ranging from 2.25% to 2.75%, or, at our option, at the prime rate plus a margin ranging from 0% to 0.25%. In addition to monthly interest, we are required to pay monthly maintenance fees for this revolving credit facility.

On June 29, 2006, we amended our term-debt facility secured by our marine base at Port Arthur, Texas with GE Capital, as successor-in-interest to SouthTrust Bank, to extend the maturity date to June 29, 2011 at an annual interest rate of one-month Libor plus 3.50%. The term debt facility is payable in 60 monthly installments of $87,000 commencing on July 30, 2006.

On December 29, 2006, we amended our loan with General Electric Credit Corporation of Tennessee to reduce the interest rate on the remaining unpaid principal balance under the loan to a fixed interest rate of 8.55% per annum from a variable rate equal to the sum of the three month LIBOR rate plus 4.8% per annum (10.17% as of

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 29, 2006). The term debt is payable in 48 monthly installments of $354,000, including interest, maturing on January 1, 2011.

Our 8% Subordinated Notes accrue interest annually at 8% payable in-kind. The 8% Subordinated Notes mature on March 31, 2010 and are subordinate and junior to our existing senior secured debt in all respects. We have classified all of our 8% Subordinated Notes as long-term debt at December 31, 2006 and 2005, as these notes mature on March 31, 2010.

Substantially all of our assets are pledged as collateral to secure our indebtedness. Our loans contain customary default and cross-default provisions and covenants restricting our ability to issue additional capital stock, create additional liens, incur additional indebtedness, enter into affiliate transactions, dispose of assets, make any investments and pay dividends. We are also required to maintain certain financial ratios at quarterly determination dates. At December 31, 2006, we were in compliance with all the financial covenants required by our loan and credit facilities.

Maturities of long-term debt and the Subordinated Notes for each of the years ending December 31 are as follows (in thousands):

2007	$14,813
2008	12,206
2009	11,903
2010	26,122
2011	48,447
Thereafter	721

$114,212

5.	INCOME TAXES:

Total tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 consists of (in thousands):

	Year Ended December 31,
	2006	2005	2004

Current
State	$—	$24	$10
U.S. Federal	960	—	(784)
Foreign	5,649	3,022	2,877

Total current	6,609	3,046	2,103

Deferred
U.S. Federal	22,806	—	—

Total deferred	22,806	—	—

	$29,415	$3,046	$2,103

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The source of income (loss) before income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

United States	$90,936	$(66,000)	$(60,465)
Foreign	5,489	(2,010)	(1,001)

	$96,425	$(68,010)	$(61,466)

The income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 differs from the amount computed by applying the U.S. statutory federal income tax rate for the applicable year to consolidated income before income taxes as follows (dollars in thousands):

	Year Ended December 31,
	2006		2005		2004

Expense (benefit) computed at federal statutory rate	$33,749	35.0%	$(23,123)	(34.0)%	$(20,898)	(34.0)%
Increase (decrease) in provision from:
State income tax net of federal benefit	—	—	16	0.0	1	0.0
Foreign taxes	(1,318)	(1.4)	3,706	5.4	3,217	5.2
Foreign income inclusion/(exclusion)	350	0.3	211	0.3	(2,071)	(3.4)
Nondeductible expenses	274	0.3	212	0.3	417	0.7
Research and development credit	—	—	—	—	(486)	(0.8)
Alternative minimum tax credit refund	—	—	—	—	(784)	(1.2)
Book/tax difference on debt for equity exchange	—	—	1,675	2.5	—	—
Other	(352)	(0.4)	297	0.4	378	0.6
Write-off (restore) deferred tax assets	(2,959)	(3.0)	65,201	95.9	—	—
Change in deferred tax asset valuation allowance	(329)	(0.3)	(45,149)	(66.3)	22,329	36.3

	$29,415	30.5%	$3,046	4.5%	$2,103	3.4%

The difference in the effective tax rate and the statutory tax rate for 2006 is primarily due to the restoration of deferred tax assets that will be utilized in 2006 related to our pre-change of control net operating losses. Additionally, the reduction in our effective tax rate is due to income earned in foreign tax jurisdictions with lower income tax rates.

We do not provide U.S. tax on unrepatriated earnings of foreign subsidiaries where management intends to keep the earnings permanently invested overseas. For 2006 the amount of permanently invested earnings was $4.5 million. We have cumulative unremitted earnings from foreign subsidiaries of approximately $1.5 million as of December 31, 2006. A determination of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practicable due to uncertainty regarding the use of foreign tax credits which may become available as a result of a repatriation of earnings.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of the temporary differences that give rise to the significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2006	2005

Assets —
Net operating loss carryforwards	$7,432	$23,549
Accrued expense not currently deductible	2,930	980
Contributions carryover	69	69
Allowance for doubtful accounts	—	11,251
Alternative minimum tax carryforwards	1,093	133
Foreign tax credit	6,323	1,495
Other	230	1,097

Total gross deferred tax assets	18,077	38,574
Liabilities —
Book/tax depreciation difference	40,726	38,245

Net deferred tax assets (liabilities)	(22,649)	329
Valuation allowance	—	(329)

	$(22,649)	$—

Deferred tax asset included in other comprehensive loss	$(157)	$—

In both June 2005 and June 2006, we experienced a change of control for tax purposes under Section 382 of the Internal Revenue Code. Following the Exchange Transaction, the utilization of our tax benefits incurred prior to June 2005 is subject to an annual limitation of approximately $0.6 million, or $12.2 million over the carry forward period, and $18.9 million in recognized built-in gain, for a total pre-tax benefit of $31.1 million. At December 31, 2005 we estimated we had pre June 2005 tax benefits of $198.8 million in net operating losses (NOL) and $3.9 million in research and development tax credit. At December 31, 2005 we wrote-off the excess tax benefits of $65.2 million and related valuation allowance of $45.1 million that will not be utilized under the Section 382 limitation. The remaining NOL carry forward will begin to expire in 2016. Additional valuation allowances may be made in the future if in management’s opinion it is more likely than not that the tax benefit will not be utilized. Any limitations on our ability to utilize our tax benefit carry forward could result in an increase in our federal income tax liability in future taxable periods, which could affect our cash flow.

We also experienced an ownership change in June 2006. Following the secondary offering of our common stock in June 2006, the utilization of our tax benefit carry forward incurred prior to June 2006 is subject to an annual limitation of approximately $21.3 million. We estimate that the limitation of our pre-June 2006 tax benefits that we can utilize during the loss carry forward period will not affect our cash flow.

At year ended December 31, 2006, we had $21.2 million in NOL carry forward, which begin to expire in 2016, $6.3 million in U.S. foreign tax credit carry forward, which begin to expire in 2016, and $1.1 million in non-expiring U.S. alternative minimum tax carry forward.

For the year ended December 31, 2006, we released $0.3 million of our valuation allowance related to deferred tax assets that were utilized during 2006. For the year ended December 31, 2005, we recorded a net reduction of $45.1 million to our valuation allowance related to the reduction of our deferred tax assets pursuant to the Section 382 limitation. For the year ended December 31, 2004, we recorded a valuation allowance of $22.3 million for the net deferred tax assets that were not expected to be realized due to the uncertainty of future taxable income. We do not have a valuation allowance as of December 31, 2006.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are transactions and calculations that may be challenged by the tax authorities. We are regularly under audit by tax authorities. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies.”

Although we believe we have appropriate support for the positions taken on our tax returns, from time to time, we have received tax assessments from foreign jurisdictions. See Note 7. We believe that our accruals for tax liabilities are adequate for all open years, based on our assessment of many factors including past experience and interpretations of tax law applied to the facts in each tax jurisdiction.

Although we believe our recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore our assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although we believe that the estimates and assumptions supporting our assessments are reasonable, the final determination of tax audit settlements and any related litigation could be materially different from that which is reflected in historical income tax provisions and recorded assets and liabilities. If we were to settle an audit or a matter under litigation, it could have a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made.

6.	GAIN ON INSURANCE SETTLEMENT:

On June 30, 2006, we settled our claims against the underwriters on the marine hull insurance policy covering physical damage to the Gulf Horizon. Under the terms of the settlement, the underwriters paid us $14.3 million for all claims related to the suit and we recorded a $14.3 million gain on the insurance settlement. We have received all amounts due under the settlement.

7.	COMMITMENTS AND CONTINGENCIES:

Contractual Disputes and Litigation

We are involved in various routine legal proceedings primarily involving claims for personal injury under the Jones Act and general maritime laws, which we believe are incidental to the conduct of our business. We believe that none of these proceedings, if adversely determined, would have a material adverse effect on our business or financial condition.

Tax Assessment

During the fourth quarter of 2006, we received a tax assessment from the Servicio de Administracion Tributaria (SAT), the Mexican taxing authority, for approximately $23 million related to 2001, including penalties, interest and monetary correction. The SAT’s assessment claims unpaid taxes related to services performed among our subsidiaries. We believe under the Mexico and United States double taxation treaty that these services are not taxable and that the tax assessment itself is invalid. We have filed a petition in Mexican court to set aside the assessment as invalid. We believe that our position is supported by law and intend to vigorously defend our position. However, the ultimate outcome of this litigation and our potential liability from this assessment, if any, cannot be determined at this time. Accordingly, no accrual has been recorded at December 31, 2006 in the accompanying consolidated financial statement.

Letters of Credit

At December 31, 2006, we had outstanding letters of credit totaling $23.8 million to secure performance bonds on existing Pemex contracts. We have utilized $23.8 million of our $30 million revolving credit facility to support these letters of credit.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

We lease approximately 89,000 square feet of office space for our corporate headquarters located in Houston, Texas that expire November 2015. In addition, we lease approximately 28,000 square feet of office space in various international locations under leases expiring in 2008. In accordance with SFAS No. 13, “Accounting for Leases,” we recognize rent expense on a straight-line basis over the term of the lease, considering rent escalation provisions and periods when no rent payment is required. Our operating leases for our corporate office are subject to increases for variable operating expenses. Rental expense was $2.7 million for 2006, $4.1 million for 2005 (including $0.5 million related to lease exit costs, see below) and $3.4 million for 2004. Future minimum non-cancelable lease commitments under these agreements for the years ending December 31 are as follows (in thousands):

2007	$2,705
2008	2,332
2009	757
2010	1,879
2011	1,838
Thereafter	7,017

$16,528

During 2005, we committed to an exit plan to vacate approximately 21,000 square feet of space at our corporate headquarters. We have subleased these 21,000 square feet through November 2008. During 2005, we recorded a $0.5 million charge for lease exit costs that is reflected under selling, general and administrative expenses in the accompanying statements of operations. This charge represents an accrual for our continued liability under our lease, net of sublease income. We received sublease income of $275,000 for 2006 and will receive approximately $317,000 of annual sublease income for each of 2007 and 2008.

Capital Expenditures

Our estimated planned capital expenditures for 2007 range from approximately $21 million to $25 million and are primarily related to the purchase of equipment currently being rented, vessel improvements required for specific project needs and scheduled dry-docks. The actual amount expended will depend upon available funds, work awarded and future operating activity.

Insurance

We participate in a retrospectively rated insurance agreement. In our opinion, we have adequately accrued for all material liabilities arising from these agreements based upon the total incremental amount that would be paid based upon the with-and-without calculation assuming experience to date and assuming termination.

Employment Agreements

We have entered into employment agreements with our four executive officers that expire on December 31, 2008. These employment agreements establish the minimum base salary for each executive officer during the term of the agreement. The agreements also establish, among other things, the capacity each executive officer will serve and other compensation to be paid to each executive officer, including the compensation to be paid upon termination. These employment agreements automatically extend for an additional year on December 31, 2008 and on each subsequent anniversary of December 31, 2008 unless written notice is provided as stated in each respective employment agreement.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LOSS ON EXTINGUISHMENT OF DEBT:

We recognized losses on debt extinguishment, included in the accompanying consolidated statements of operations, for the years ended December 31, 2006, 2005 and 2004 related to the write-off of unamortized deferred loan fees and debt discount and prepayment penalties as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Debt extinguishment charges	$2,402	$23,138	$1,719

9.	SEVERANCE CHARGES:

There were no severance charges incurred during 2006. For the year ended December 31, 2005, we incurred severance charges of $443,000 related to the severance benefits under our employment agreement with a former executive officer and director. During 2004, we incurred severance charges related to the severance benefits under employment agreements with former senior employees, including a former president and chief executive officer. A rollforward of the severance liability included in accrued liabilities for the year ended December 31, 2006 is presented in the table that follows (in thousands).

Balance, December 31, 2003	$231
Severance expense	2,266
Payments	(168)
Adjustments	(131)

Balance, December 31, 2004	2,198
Severance expense	443
Payments	(2,534)

Balance, December 31, 2005	107
Severance expense	—
Payments	(107)

Balance, December 31, 2006	$—

10.	EMPLOYEE BENEFIT PLAN:

We have a 401(k) Plan for all eligible employees and we make matching contributions to the plan, at the discretion of management. We made $958,000 in cash matching contributions to the plan in 2006, and we intend to continue to make future contributions with cash. We contributed $300,000 in cash and $98,000 in common stock to the plan for matching contributions for 2005. We contributed $418,000 in common stock to the plan for matching contributions during 2004.

As of December 31, 2006, participants become vested in the matching contribution based on years of service with us in accordance with the following schedule:

Years of Vested Service	Vested Percentage

Less than 2	0%
2	20
3	40
4	60
5	80
6	100

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 401(k) Plan provides for a participant to be fully vested upon death, permanent disability or the employee’s normal retirement date.

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

Earnings Per Share

The following table presents information necessary to calculate earnings per share for the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share amounts):

	2006	2005	2004

Net income (loss)	$67,010	$(71,056)	$(63,569)
Average common shares outstanding	30,712	4,417	1,236

Basic earnings (loss) per share	$2.18	$(16.09)	$(51.45)

Average common and dilutive potential common shares outstanding:
Average common shares outstanding	30,712	4,417	1,236
Unvested restricted stock and assumed exercise of stock options	551	—	—

	31,263	4,417	1,236

Diluted earnings (loss) per share	$2.14	$(16.09)	$(51.45)

Earnings per share data for all periods presented have been computed pursuant to SFAS No. 128 that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2006, we had outstanding options covering an aggregate of 88,539 shares of common stock, of which 48,472 shares were exercisable. Restricted stock grants are legally considered issued and outstanding, but are included in both basic and diluted EPS only to the extent they are vested. Unvested shares are included in the computation of diluted EPS using the treasury stock method. Excluded from the computation of diluted EPS for the year ended December 31, 2006 are options to purchase 86,139 shares of common stock, at a weighted average price of $118.94, as the exercise price is greater than the average market price. Excluded from the computation of diluted EPS for the year ended December 31, 2005 are 815,210 shares of unvested restricted stock and options to purchase 85,024 shares of common stock at a weighted average price of $183.50 per share as these were anti-dilutive. Excluded from the computation of diluted EPS for the years ended December 31, 2004 are options to purchase 130,449 shares of common stock at a weighted average price of $176.00 per share as these were anti-dilutive.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Plans

Our Horizon Offshore, Inc. 2005 Stock Incentive Plan (the 2005 Incentive Plan), as amended, provides for the issuance of 2.8 million shares of our common stock. The 2005 Incentive Plan will remain in effect until all awards granted thereunder have been satisfied. The 2005 Incentive Plan provides for grants of a variety of equity incentives, including stock options, restricted stock and stock appreciation rights, to officers, other employees and certain non-employee consultants. The compensation committee of the board of directors establishes the terms of the equity awards (including vesting schedules which is generally three years). At December 31, 2006, we had 1,744,931 shares of common stock remaining for issuance under the 2005 Incentive Plan. No additional grants will be made under previously existing stock-based compensation plans.

At our 2006 annual meeting of stockholders, our stockholders approved the Horizon Offshore, Inc. 2006 Director Stock Plan (the 2006 Director Stock Plan). Under the 2006 Director Stock Plan, 150,000 shares of our common stock are authorized for issuance. The 2006 Director Stock Plan will remain in effect until August 2, 2016. The 2006 Director Stock Plan provides for grants of stock to non-employee directors, with or without restrictions, consisting of an initial grant of 5,000 shares of restricted stock to each of our four eligible non-employee directors and additional grants having an aggregate value of up to $100,000 to each of our four eligible non-employee directors following each annual meeting of stockholders and upon joining our board if other than by election at an annual meeting of stockholders. The compensation committee of the board of directors establishes the terms of the stock awards (including vesting schedules which is generally one year). At December 31, 2006, we had 130,000 shares of common stock remaining for issuance under the 2006 Director Stock Plan.

Stock Options

On January 1, 2006, we adopted SFAS No. 123(R), which mandates expense recognition for stock options and other types of equity-based compensation based on the fair value of the options at the grant. Therefore, we recognized stock-based compensation expense related to our equity awards of $651,000 for the year ended December 31, 2006, using the modified prospective method under SFAS No. 123(R). Of this amount, $641,000 is included in selling, general and administrative expenses and $10,000 is included in cost of contract revenues in the accompanying consolidated statements of operations for the year ended December 31, 2006.

On April 12, 2006, 40,000 options to purchase shares of our common stock were granted to non-employee directors under the 2005 Incentive Plan. The grant date fair value of these options was $21.25 using the Black-Scholes model. These awards vest over one year from grant date and have a contractual term of ten years.

The following table summarizes activity under our stock option plans for the year ended December 31, 2006:

			Weighted Average
			Remaining
		Weighted Average	Contractual	Aggregate
	Shares	Exercise Price	Life in Years	Intrinsic Value
				in thousands

Outstanding at December 31, 2005	85,024	$183.50
Granted	40,000	$27.00
Forfeited	(36,085)	$176.85
Exercised	(400)	$20.00

Outstanding at December 31, 2006	88,539	$116.25	6.52	$—

Exercisable at December 31, 2006	48,472	$189.94	4.23	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options on December 31, 2006. This amount changes based on the fair market value of our stock. No options were in-the-money at December 31, 2006.

The following table summarizes activity under our stock option plans for the years ended December 31, 2005 and 2004:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2003	136,907	$183.50
Granted	4,600	$37.75
Forfeited	(11,058)	$210.50

Outstanding at December 31, 2004	130,449	$176.00
Forfeited	(45,425)	$161.75

Outstanding at December 31, 2005	85,024	$183.50

The following table summarizes information on stock options outstanding and exercisable as of December 31, 2006, pursuant to our stock option plans:

	Options Outstanding
		Weighted Average
		Remaining		Options Exercisable
	Shares	Contractual	Weighted Average	Shares	Weighted Average
Range of Exercise Prices	Outstanding	Life in Years	Exercise Price	Exercisable	Exercise Price

$395.00 to $582.00	2,228	4.19	$483.72	2,228	$483.72
$207.50 to $394.75	12,676	1.71	$316.86	12,676	$316.86
$107.50 to $207.25	19,977	4.27	$155.20	19,910	$155.36
$ 61.75 to $107.25	11,258	6.29	$86.26	11,258	$86.26
$ 20.00 to $ 61.50	42,400	9.19	$26.60	2,400	$20.00

$ 20.00 to $582.00	88,539	6.52	$116.25	48,472	$189.94

At December 31, 2006, $0.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 0.25 years. During the year ended December 31, 2006, we received cash of $8,000 from the exercise of options. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows. No tax benefit was recorded. Total intrinsic value of options exercised in 2006 was $3,700.

Restricted Stock

Under our 2006 Annual Incentive Compensation Plan (the 2006 Compensation Plan), the award of restricted stock to our executive officers, officers and selected managers is based on an amount by which our net income for 2006 exceeds specified net income goals. During the year ended December 31, 2006, we accrued $4.5 million of stock-based compensation related to the achievement of our net income goals for 2006. Of this amount, $2.7 million is included in selling, general and administrative expenses and $1.8 million is included in cost of contract revenues in the accompanying consolidated statement of operations for the year ended December 31, 2006. The number of shares of restricted stock issued is based on the fair market value of our common stock on the date of grant. We awarded the restricted stock upon filing of these consolidated financial statements. Upon award of the restricted stock pursuant to the 2006 Compensation Plan, 50% of the shares will vest on the date of grant, 30% will vest on the first anniversary of the date of grant and 10% will vest each on the second and third anniversaries of the date of grant. These restricted stock awards were granted pursuant to the 2005 Incentive Plan.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 3, 2006, we issued 20,000 shares of restricted stock under our 2006 Director Stock Plan to our non-employee directors. These shares of restricted stock vest on the date of our 2007 annual meeting of stockholders. The grant date fair value of this restricted stock was $22.44 per share. During the year ended December 31, 2006, we recognized $0.2 million of compensation cost related to the restricted stock issued to non-employee directors in 2006, which is reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations.

On September 15, 2005, we issued 1,086,946 shares of restricted stock under our 2005 Incentive Plan to key members of our management team. These shares of restricted stock vest in four equal installments. The first two installments vested on September 30, 2005 and July 6, 2006, respectively, and the remaining two installments vest on July 6, 2007 and 2008. We initially recorded deferred compensation of $12.5 million, the grant date fair value, as a reduction to stockholders’ equity for this restricted stock grant based on a closing price of $11.50 per share on the date of grant. On September 30, 2005, 271,736 shares of restricted stock vested, and in accordance with the restricted stock agreements, we withheld and retired 71,874 of the vested shares to satisfy the employees’ related tax withholding obligations based on a discounted value of $7.25 per share that we remitted to the taxing authorities. The deferred compensation balance at December 31, 2005 was $8.3 million. Prior to the January 1, 2006 adoption of SFAS 123(R), we accounted for restricted stock awards under APB No. 25. APB No. 25 required the full value of restricted stock awards to be recorded in stockholders’ equity with a deferred compensation balance recorded within equity for the unrecognized compensation cost. SFAS 123(R) requires any deferred compensation related to these earlier awards to be eliminated against the appropriate equity accounts. Accordingly, the deferred compensation balance of $8.3 million at December 31, 2005 was reclassified to additional paid-in capital on January 1, 2006. During the year ended December 31, 2006, we recognized $3.6 million of compensation cost related to the restricted stock issued in 2005, which is reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations. During 2005, we recognized $4.2 million of compensation cost related to these restricted stock awards.

The following table summarizes activity of unvested restricted stock awards for the year ended December 31, 2006:

		Weighted
		Average Grant	Aggregate
	Shares	Date Fair Value	Intrinsic Value
			in thousands

Unvested at December 31, 2005	815,210	$11.50
Granted	20,000	$22.44
Vested	(271,734)	$11.50

Unvested at December 31, 2006	563,476	$11.89	$9,185

At December 31, 2006, $5.0 million of total unrecognized compensation cost related to the unvested portion of the restricted stock awards is expected to be recognized over a weighted average period of 1.46 years.

Treasury Stock

On March 10, 2006, we retired the 10,031 outstanding shares of our treasury stock, which then assumed the status of authorized and unissued shares of our common stock. As of December 31, 2005, treasury stock consisted of 10,031 shares at a cost of $1.6 million.

Private Placement of Common Stock

On December 19, 2005, we issued 2,106,000 shares of our common stock to several accredited investors at $9.50 per share resulting in net proceeds of $18.8 million after deducting commissions and other expenses of $1.2 million. We used the net proceeds for working capital and general corporate purposes.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Authorized Shares

On the close of business on April 12, 2006, we decreased the number of authorized shares of our common stock from 1,500,000,000 to 100,000,000.

Par Value

On December 12, 2005, we reduced the par value of our common stock and preferred stock to $0.00001 per share.

Exchange of Debt for Equity

On June 10, 2005, we completed the Exchange Transaction that we entered into with the holders of all of our Subordinated Notes. We issued 2,400,001 shares of our common stock and one million shares of Series B Preferred Stock to the holders of our Subordinated Notes in exchange for approximately $85 million of the outstanding Subordinated Notes and all of the 1,400 outstanding shares of our Series A Redeemable Participating Preferred Stock (the Series A Preferred Stock). During the fourth quarter of 2005, all of the shares of Series B Preferred Stock were exchanged for or converted into a total of 22,165,574 shares of our common stock in accordance with the certificate of designation governing the preferences and rights of this security.

In December 2005, we exchanged $8.0 million in aggregate principal amount (including accrued and unpaid interest) of 8% Subordinated Notes for non-interest bearing convertible notes that were converted into 842,105 shares of our common stock at $9.50 per share prior to December 31, 2005. On December 23, 2005, we exchanged an additional $5.2 million aggregate principal amount (including accrued and unpaid interest) of our 8% Subordinated Notes, for 553,167 shares of our common stock.

Mandatorily Redeemable Preferred Stock

In connection with the issuance of an additional $9.625 million of 18% Subordinated Secured Notes due March 31, 2007 on November 4, 2004, we issued to the purchasers of such notes 1,400 shares of Series A Preferred Stock, for $1.00 per share. During 2005 we recognized a $0.9 million increase in the fair value of this liability, which increased interest expense. The 1,400 shares of Series A Preferred Stock were canceled after they were exchanged in the Exchange Transaction on June 10, 2005.

The Series B Preferred Stock issued in the Exchange Transaction had a mandatory redemption feature prior to its conversion into 22,165,574 shares of common stock during the fourth quarter of 2005. In accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (EITF No. 00-27), we determined that the Series B Preferred Stock issued on June 10, 2005 contained a beneficial conversion feature. The beneficial conversion feature resulted in a debt discount of the Series B Preferred Stock of $40.0 million at June 10, 2005. Accordingly, we recognized $40.0 million as additional paid-in-capital to account for the deemed debt discount on the Series B Preferred Stock as of the issuance date on June 10, 2005. During the fourth quarter of 2005, we amortized the $40.0 million of debt discount to interest expense.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	RELATED PARTY TRANSACTIONS:

In August 1998, we entered into a master services agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates, L.P. and Elliott International, L.P. (collectively, the Elliott Companies), to charter certain marine vessels from Odyssea. The Elliott Companies were significant stockholders of our outstanding common stock during 2006 but sold all of the shares of our common stock they were holding as of the third quarter of 2006. As of December 31, 2006, we owed Odyssea $6.4 million for charter services, compared to $5.9 million at December 31, 2005. Odyssea billed Horizon and Horizon paid Odyssea for services rendered under the master services agreement as follows (in millions).

	2006	2005	2004

Amount billed to Horizon	$26.6	$15.3	$10.3
Amount paid to Odyssea	$26.1	$12.9	$7.9

During the fourth quarter of 2005, we sold a diving support vessel that was held for sale to Odyssea for $1.5 million. We recognized an impairment loss of $0.8 million during the third quarter on this asset held for sale.

On March 31, 2005, we closed the loans under the Senior Credit Facilities of $30 million and $40 million, respectively, with Manchester Securities Corp., an affiliate of Elliott Associates, L.P. and under common management with Elliott International, L.P., and other holders or affiliates of holders of our Subordinated Notes and former beneficial owners of our common stock. On March 9, 2006, we entered into a loan agreement with the CIT Group and used a portion of the proceeds from this term loan to repay $64.4 million for principal accrued interest and a prepayment penalty under the Senior Credit Facilities.

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

On June 28, 2006, the Elliott Companies sold an aggregate of 4,402,024 shares of our common stock in an underwritten public offering, and an additional 863,475 shares of common stock on July 17, 2006. They have also made subsequent sales of our common stock through December 31, 2006, and no longer hold any shares of our common stock.

As of December 31, 2006, Elliott Associates, L.P. holds approximately $4.9 million of the remaining $13.9 million of outstanding 8% Subordinated Notes. No holders of our 8% Subordinated Notes are 5% beneficial owners of our common stock as of December 31, 2006.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	GEOGRAPHIC INFORMATION:

Horizon operates in a single industry segment, the marine construction services industry. Geographic information relating to Horizon’s operations follows (in millions):

	Year Ended December 31,
	2006	2005	2004

Revenues:
Domestic	$268.2	$180.2	$73.0
Latin America	184.0	33.3	58.2
West Africa	73.8	76.8	17.4
Southeast Asia/Mediterranean	21.3	34.7	105.6

Total	$547.3	$325.0	$254.2

Gross Profit:
Domestic	$100.7	$49.0	$(6.6)
Latin America	49.5	0.4	11.5
West Africa	(14.2)	7.9	0.9
Southeast Asia/Mediterranean	11.2	(0.5)	22.0

Total	$147.2	$56.8	$27.8

	As of December 31,
	2006	2005

Long-lived assets(1):
Domestic	$121.1	$109.6
Latin America	39.4	0.1
West Africa	0.3	58.2
Southeast Asia/Mediterranean	36.6	18.5

Total	$197.4	$186.4

(1)	Property and equipment includes vessels, property and related marine equipment. Amounts reflect the location of the assets at December 31, 2006 and 2005. Equipment location changes as necessary to meet working requirements. Other identifiable assets include inventory and other long-term assets, and are primarily located in the domestic region.

14.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The marine construction industry in the U.S. Gulf of Mexico and offshore Mexico is seasonal, with contracts typically being awarded in the spring and early summer and the work being performed before the onset of adverse winter weather conditions. Seasonality and adverse weather conditions historically have resulted in lower revenues in the fourth and first quarters. Due to increases in oil and gas commodity prices and the strong demand for oil and gas, oil and gas companies have significantly increased their offshore exploration, development and construction activity over the past few years. Additionally, the unprecedented hurricane activity in the U.S. Gulf of Mexico in 2004 and 2005 caused a substantial amount of repair and salvage work to be performed. Capacity constraints due to the high demand for marine construction services in the U.S. Gulf of Mexico mitigated this historical seasonality during the fourth quarter of 2005 through the fourth quarter of 2006. By December 2006, operators had completed most of the emergency pipeline repair work required to bring their oil and gas production back online, and the

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current market for marine construction services in the U.S. Gulf of Mexico has returned to more traditional seasonality. We have attempted to offset the seasonality of our core operations in the U.S. Gulf of Mexico and Mexico by expanding our operations to international areas. We performed work offshore Southeast Asia and offshore West Africa during 2005 and 2006 and in the Mediterranean during 2005. Full year results are not a direct multiple of any quarter or combination of quarters because of this seasonality.

The following table sets forth selected quarterly information for 2006 and 2005 (in thousands, except per share data). We believe that all necessary adjustments have been included in the amounts stated below to present fairly the results of such periods.

	Quarter Ended
	March 31	June 30	September 30	December 31

2006
Contract revenues	$129,945	$156,940	$143,733	$116,671
Gross profit	38,391	39,286	39,130	30,442
Operating income	30,133	26,063	30,812	22,816
Net income	15,471	16,870	20,866	13,803

EARNINGS PER SHARE:
Net income per share — basic	$0.52	$0.57	$0.66	$0.43
Net income per share — diluted	$0.51	$0.55	$0.64	$0.43
Shares used in computing net income per share:
Basic	29,560	29,604	31,814	31,832
Diluted	30,375	30,420	32,370	32,395
2005
Contract revenues	$37,346	$70,504	$92,805	$124,389
Gross profit	2,596	9,124	20,980	24,064
Operating income (loss)	(2,972)	419	8,838	15,585
Net income (loss)(1)(2)	(15,473)	(27,738)	3,080	(30,925)

EARNINGS (LOSS) PER SHARE:
Net income (loss) per share — basic	$(12.01)	$(15.24)	$0.83	$(2.87)
Net income (loss) per share — diluted	$(12.01)	$(15.24)	$0.12	$(2.87)
Shares used in computing net income (loss) per share:
Basic	1,289	1,820	3,693	10,771
Diluted	1,289	1,820	25,991	10,771

(1)	Includes a pretax loss on debt extinguishment of $23.1 million, primarily related to the Exchange Transaction during the second quarter of 2005.

(2)	Includes the amortization of the $40.0 million debt discount for the beneficial conversion feature of our Series B Preferred Stock in December 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

HORIZON OFFSHORE, INC.

By:	/s/ RONALD D. MOGEL
Ronald D. Mogel
Vice President,
Chief Financial Officer and Treasurer

Date: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID W. SHARP David W. Sharp	President, Chief Executive Officer and Director	March 15, 2007

/s/ RONALD D. MOGEL Ronald D. Mogel	Vice President, Chief Financial Officer and Treasurer	March 15, 2007

/s/ JOHN T. MILLS John T. Mills	Chairman of the Board	March 15, 2007

/s/ CHARLES O. BUCKNER Charles O. Buckner	Director	March 15, 2007

/s/ KEN R. LESUER Ken R. LeSuer	Director	March 15, 2007

/s/ RAYMOND L. STEELE Raymond L. Steele	Director	March 15, 2007

INDEX TO EXHIBITS

Exhibit
Number

3.1	—	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed September 19, 2005)
3.2	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed December 12, 2005)
3.3	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 18, 2006)
3.4	—	Bylaws of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed September 19, 2005)
4.1	—	Specimen of Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form S-1 — Registration Statement No. 333-43965)
4.2	—	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed April 18, 2006)
4.3	—	Registration Rights Agreement dated as of March 11, 2004 among Horizon Offshore, Inc., as issuer, Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., Horizon Subsea Services, Inc., Horizon Vessels International, Ltd., HorizEn L.L.C., ECH Offshore, S. de R.L. de C.V., and HOC Offshore, S. de R.L. de C.V., as guarantors, and the initial purchasers named therein (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
4.4	—	Amended and Restated Registration Rights Agreement, dated as of December 19, 2005, among the Company and the initial holders named therein (Incorporated by reference to the Company’s Current Report on Form 8-K filed December 22, 2005)
4.5	—	Form of Subscription and Registration Rights Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed December 22, 2005)
10.1	—	Loan Agreement among The CIT Group/Equipment Financing Inc., as agent, and the other lenders specified therein, and Horizon Vessels, Inc., as borrower, dated as of March 9, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 13, 2006)
10.2	—	Form of Guaranty (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 13, 2006)
10.3	—	Loan Agreement dated June 29, 2001, between Horizon Vessels, Inc. and General Electric Capital Corporation (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.4	—	Loan Agreement dated June 30, 2003, between Horizon Vessels International, Ltd., as borrower and Boeing Capital Corporation, as lender (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
10.5	—	First Amendment to Loan Agreement dated as of March 10, 2004, among Horizon Vessels International, Ltd. and Boeing Capital Corporation (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
10.6	—	Second Amendment to Loan Agreement, dated as of October 29, 2004, among Horizon Vessels International, Ltd. and General Electric Credit Corporation of Tennessee, successor to Boeing Capital Corporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed November 5, 2004)
10.7	—	Third Amendment to Loan Agreement, dated March 31, 2005, by and between Horizon Vessels International, Ltd. and General Electric Credit Corporation of Tennessee (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 5, 2005)
10.8	—	Fourth Amendment to Loan Agreement, dated December 29, 2006, by and between Horizon Vessels International, Ltd. and General Electric Credit Corporation of Tennessee (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 5, 2007)
10.9	—	Amended and Restated Promissory Note, dated December 29, 2006, executed by Horizon Vessels International, Ltd. and payable to the order of General Electric Credit Corporation of Tennessee (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 5, 2007)
10.10	—	Loan Agreement dated June 29, 2001, as amended and restated as of March 11, 2004, among Horizon Vessels, Inc., Horizon Offshore, Inc., Horizon Offshore Contractors, Inc. and SouthTrust Bank (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

Exhibit
Number

10.11	—	First Amendment to Amended and Restated Loan Agreement, dated as of November 4, 2004, among Horizon Vessels, Inc., Horizon Offshore, Inc., Horizon Offshore Contractors, Inc. and SouthTrust Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed November 5, 2004)
10.12	—	Second Amendment to Amended and Restated Loan Agreement, dated March 31, 2005, by and among the Company, Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., and Wachovia Bank, National Association (as successor to SouthTrust Bank) (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 5, 2005)
10.13	—	Third Amendment to Amended and Restated Loan Agreement and Promissory Notes, effective as of June 29, 2006, by and among Horizon Offshore, Inc., Horizon Vessels, Inc., Horizon Offshore Contractors, Inc. and General Electric Capital Corporation, successor-in-interest to SouthTrust Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 6, 2006)
10.14	—	Fourth Amendment to Amended and Restated Loan Agreement, dated November 9, 2006, by and among the Company, Horizon Vessels, Inc., Horizon Offshore Contractors, Inc., and General Electric Capital Corporation, successor-in-interest to SouthTrust Bank (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 15, 2006)
10.15	—	Term Loan, Guaranty and Security Agreement, dated as of February 17, 2006, between General Electric Capital Corporation, as lender, Horizon Vessels, Inc., as borrower and Horizon Offshore, Inc., as Guarantor (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 22, 2006)
10.16	—	Revolving Credit and Security Agreement, dated April 28, 2006, by and among PNC Bank, National Association, as lender and as agent, and Horizon Offshore, Inc., Horizon Offshore Contractors, Inc., HOC Offshore, S. De R.L. De C.V., Horizon Marine Contractors (Malaysia) Sdn Bhd, PT Horizon Offshore Indonesia, Horizon Marine Construction (Mauritius) Ltd., and Horizon Marine Construction Ltd., as Borrowers (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 4, 2006)
10.17	—	Amendment to Revolving Credit and Security Agreement, dated and effective as of April 28, 2006, by and between Horizon Offshore, Inc., Horizon Offshore Contractors, Inc., HOC Offshore, S. de R.L. de C.V., Horizon Marine Contractors (Malaysia) Sdn. Bhd., PT Horizon Offshore Indonesia, Horizon Marine Construction (Mauritius) Ltd., Horizon Marine Construction Ltd. and PNC Bank, National Association, as agent and lender (Filed herewith)
10.18	—	First Amendment to Revolving Credit and Security Agreement, dated and effective as of August 10, 2006, by and between Horizon Offshore, Inc., Horizon Offshore Contractors, Inc., HOC Offshore, S. de R.L. de C.V., Horizon Marine Contractors (Malaysia) Sdn. Bhd., PT Horizon Offshore Indonesia, Horizon Marine Construction (Mauritius) Ltd., Horizon Marine Construction Ltd. and PNC Bank, National Association, as agent and lender (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 16, 2006)
10.19	—	Second Amendment to Revolving Credit and Security Agreement, dated and effective as of August 16, 2006, by and between Horizon Offshore, Inc., Horizon Offshore Contractors, Inc., HOC Offshore, S. de R.L. de C.V., Horizon Marine Contractors (Malaysia) Sdn. Bhd., PT Horizon Offshore Indonesia, Horizon Marine Construction (Mauritius) Ltd., Horizon Marine Construction Ltd. and PNC Bank, National Association, as agent and lender (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 16, 2006)
10.20	—	Third Amendment to Revolving Credit and Security Agreement, dated and effective as of November 15, 2006, by and between Horizon Offshore, Inc., Horizon Offshore Contractors, Inc., HOC Offshore, S. de R.L. de C.V., Horizon Marine Contractors (Malaysia) Sdn. Bhd., PT Horizon Offshore Indonesia, Horizon Marine Construction (Mauritius) Ltd., Horizon Marine Construction Ltd. and PNC Bank, National Association, as agent and lender (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 15, 2006)
10.21	—	Amended and Restated Purchase Agreement, dated as of April 30, 2005, among the Company, the guarantors listed on the signature pages thereto, the holders of the Company’s 16% Subordinated Notes listed on the signature pages thereto and each other person that may hereafter become a registered holder of the 16% Subordinated Notes (Incorporated by reference to the Company’s Current Report on Form 8-K filed June 16, 2005)

Exhibit
Number

10.22	—	First Amendment to Amended and Restated Purchase Agreement, dated as of April 28, 2006, among the Company, the guarantors listed on the signature pages thereto, and the holders of the Company’s 16% Subordinated Notes due March 31, 2010 listed on the signature pages thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 4, 2006)
10.23	—	Amended and Restated Purchase Agreement, dated as of April 30, 2005, among the Company, the guarantors listed on the signature pages thereto, the holders of the Company’s 18% Subordinated Notes listed on the signature pages thereto and each other person that may hereafter become a registered holder of the 18% Subordinated Notes (Incorporated by reference to the Company’s Current Report on Form 8-K filed June 16, 2005)
10.24	—	First Amendment to Amended and Restated Purchase Agreement, dated as of April 28, 2006, among the Company, the guarantors listed on the signature pages thereto, and the holders of the Company’s 18% Subordinated Notes due March 31, 2010 listed on the signature pages thereto (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 4, 2006)
10.25	—	Recapitalization Letter Agreement, dated as of October 29, 2004, by and among Horizon Offshore, Inc. and the holders of subordinated notes specified therein (Incorporated by reference to the Company’s Current Report on Form 8-K filed November 5, 2004)
10.26	—	Recapitalization Letter Agreement, dated March 31, 2005, by and among the Company and the holders of the 16% and 18% Subordinated Secured Notes due March 31, 2007 and Series A Redeemable Participating Preferred Stock (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 5, 2005)
10.27	—	Form of Indemnity Agreement by and between the Company and each of its directors (Incorporated by reference to the Company’s Registration Statement on Form S-1 — Registration Statement No. 333-43965)
10.28	—	Indemnity Agreement, made as of April 27, 2005 and effective as of April 30, 2005, by and between the Company and David W. Sharp (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 27, 2005)
10.29	—	Employment Agreement, dated July 6, 2005 between the Company and Ronald D. Mogel (Incorporated by reference to the Company’s Current Report on Form 8-K filed July 7, 2005)*
10.30	—	Employment Agreement, dated July 6, 2005 between the Company and William B. Gibbens, III (Incorporated by reference to the Company’s Current Report on Form 8-K filed July 7, 2005)*
10.31	—	Employment Agreement, dated July 6, 2005 between the Company and George G. Reuter (Incorporated by reference to the Company’s Current Report on Form 8-K filed July 7, 2005)*
10.32	—	Employment Agreement, dated July 6, 2005 between the Company and David W. Sharp (Incorporated by reference to the Company’s Current Report on Form 8-K filed July 7, 2005)*
10.33	—	The Company’s 1998 Stock Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 — Registration Statement No. 333-43965)*
10.34	—	Form of Stock Option Agreement under the Company’s 1998 Stock Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 — Registration Statement No. 333-43965)*
10.35	—	Horizon Offshore, Inc. 2002 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Schedule 14A filed April 8, 2002)*
10.36	—	Horizon Offshore, Inc. 2005 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Schedule 14A filed August 22, 2005)*
10.37	—	Amendment to 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 18, 2006)
10.38	—	Form of Director Stock Option Agreement under 2005 Stock Incentive Plan dated April 12, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 18, 2006)
10.39	—	Horizon Offshore, Inc. 2005 Annual Incentive Bonus Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed July 20, 2005)*
10.40	—	Form of Restricted Stock Agreement under the 2005 Stock Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed September 19, 2005)*
10.41	—	Horizon Offshore, Inc. 2006 Director Stock Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed July 11, 2006)*
10.42	—	Form of Restricted Stock Agreement under the 2006 Director Stock Plan (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 3, 2006)

Exhibit
Number

10.43	—	Purchase and Sale Agreement of Sea Wrangler, dated as of January 31, 2006, by and between Louisiana Pipelaying I, L.L.C. and Horizon Vessels, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 6, 2006)
14.1	—	Code of Ethics and Business Conduct (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
21.1	—	Subsidiaries of the Company (Filed herewith)
23.1	—	Consent of Grant Thornton LLP (Filed herewith)
31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

*	Management Contract or Compensatory Plan or Arrangement