Form 10-Q
period 2007-03-31
HORIZON OFFSHORE INC
filed 2007-05-10
CIK 1051431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

The number of shares of the registrant’s common stock, $0.00001 par value per share, outstanding as of May 3, 2007 was 32,680,703.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,471	$96,890
Short-term investments	15,208	—
Restricted cash	9,432	9,325
Accounts receivable —
Contract receivables	48,583	72,231
Costs in excess of billings	130,336	112,836
Other	2,971	2,773
Income tax receivable	1,040	5,040
Other current assets	3,490	8,140

Total current assets	284,531	307,235
PROPERTY AND EQUIPMENT, net	197,958	197,409
CONTRACT RECEIVABLES, long-term	13,346	—
OTHER ASSETS, net	16,270	18,375

	$512,105	$523,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,384	$15,160
Accrued liabilities	8,347	8,130
Accrued job costs	39,957	56,782
Billings in excess of costs	10,634	2,632
Current maturities of long-term debt	15,618	14,813
Current taxes payable	6,559	5,195

Total current liabilities	94,499	102,712
LONG-TERM DEBT, net of current maturities	80,839	85,495
SUBORDINATED NOTES	14,182	13,904
OTHER LIABILITIES	893	924
DEFERRED INCOME TAXES	21,680	22,649

Total liabilities	212,093	225,684
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.00001 par value, 100,000,000 shares authorized, 32,680,703 and 32,395,258 shares issued and outstanding, respectively	—	—
Additional paid-in capital	419,846	419,392
Accumulated deficit	(119,497)	(121,766)
Accumulated other comprehensive loss	(337)	(291)

Total stockholders’ equity	300,012	297,335

	$512,105	$523,019

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands, except share
	and per share data)

CONTRACT REVENUES	$86,715	$129,945
COST OF CONTRACT REVENUES	73,529	91,554

Gross profit	13,186	38,391
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,829	8,258

Operating income	5,357	30,133
OTHER:
Interest expense	(2,696)	(4,085)
Interest income	886	393
Loss on debt extinguishment	—	(2,402)
Other income (expense), net	(259)	(25)

NET INCOME BEFORE INCOME TAXES	3,288	24,014
INCOME TAX PROVISION	1,019	8,543

NET INCOME	$2,269	$15,471

EARNINGS PER SHARE — BASIC AND DILUTED:
Net income per share — basic	$0.07	$0.52

Net income per share — diluted	$0.07	$0.51

WEIGHTED AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE:
BASIC	31,856,906	29,559,869
DILUTED	32,446,006	30,375,132

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,269	$15,471
Adjustments to reconcile net income to net cash used in operating activities —
Depreciation and amortization	5,602	6,326
Net gain on sale of assets	—	(15)
Deferred income taxes	(944)	1,512
Paid in-kind interest on subordinated notes and related party term debt	278	580
Amortization of deferred loan fees recorded as interest expense	139	351
Stock-based compensation expense	1,140	2,049
Loss on debt extinguishment	—	2,402
Changes in operating assets and liabilities —
Restricted cash	(107)	2,435
Accounts receivable	14,104	(43,205)
Costs in excess of billings	(17,500)	11,759
Billings in excess of costs	8,002	(972)
Other assets	4,401	(5,855)
Accounts payable	(1,776)	3,857
Accrued and other liabilities	(1,025)	(1,524)
Accrued job costs	(16,825)	(4,525)
Current taxes payable	1,364	6,052

Net cash used in operating activities	(878)	(3,302)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and additions to property and equipment	(3,982)	(13,740)
Proceeds from sale of assets	500	15
(Purchases) sales of short-term investments, net	(15,208)	—

Net cash used in investing activities	(18,690)	(13,725)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term debt	(3,851)	(3,550)
Stock issuance costs	—	(12)
Deferred loan fees	—	(1)
Stock option transactions	—	8

Net cash used in financing activities	(3,851)	(3,555)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,419)	(20,582)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	96,890	42,960

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,471	$22,378

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,501	$3,445
Cash paid for income taxes	$599	$980
Cash refund for income taxes	$4,000	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures for property and equipment included in accrued liabilities	$1,321	$2,238
Repayment of debt and accrued interest with proceeds of additional debt	$—	$74,679
Purchase of vessel with long-term debt	$—	$11,000
Payment of deferred loan fees, closing costs and fees through issuance of term debt	$—	$2,721

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

Horizon Offshore, Inc., a Delaware corporation, and its subsidiaries (references to “Horizon”, “company,” “we” or “us” are intended to refer to Horizon Offshore, Inc. and its subsidiaries) provide marine construction services for the offshore oil and gas and other energy related industries. During the three months ended March 31, 2007, we provided construction services domestically in the U.S. Gulf of Mexico, and internationally in our Latin America, West Africa and Southeast Asia/Mediterranean geographic segments. These services primarily consist of laying, burying or repairing marine pipelines for the transportation of oil and gas; providing hook-up and commissioning services; and installing and salvaging production platforms and other marine structures. Our projects are performed on a fixed-price basis or a combination of a fixed-price and day-rate basis in the case of extra work to be performed under the contract. From time to time, we may also perform projects on a cost-reimbursement or day-rate basis.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the company’s financial position as of March 31, 2007 and December 31, 2006, the statements of operations for the three months ended March 31, 2007 and 2006, and the statements of cash flows for the three months ended March 31, 2007 and 2006. Although management believes the unaudited interim disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the SEC). The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire year. The unaudited consolidated interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Segment Information and Significant Customers

We have domestic and international operations in one industry segment, the marine construction services industry. We currently operate in four geographic segments. See Note 8 for geographic information. Customers accounting for more than 10% of consolidated revenues for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31,
Customer	2007	2006

Customer A	52%	8%
Customer B	20%	—
Customer C	7%	33%
Customer D	—	17%
Customer E	—	13%
Customer F	1%	12%

The amount of revenue accounted for by a customer depends on the level of construction services we perform for the customer, which is based on the size of its capital expenditure budget and our ability to bid for and obtain the work. Consequently, customers who account for a significant portion of contract revenues in one period may represent an immaterial portion of contract revenues in subsequent periods. Our West Africa geographic segment revenues are currently derived from one customer, West Africa Gas Pipeline Company. We currently have no assets located in our West Africa geographic segment, and at this time, we do not have any future projects scheduled in

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

West Africa. We generally derive the revenues associated with our Latin America geographic segment from our work offshore Mexico for Petróleos Mexicanos (Pemex), the Mexican national oil company. From time to time we also perform work for customers in other areas of Latin America. Our Southeast Asia/Mediterranean geographic segment revenues are currently derived from one customer, TL Offshore Sdn Bhd, in Southeast Asia.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents include interest bearing demand deposits and highly liquid investments with original maturities of three months or less. Short-term investments include municipal bonds and auction rate securities with maturities greater than three months. We control our exposure to credit risk associated with these instruments by placing our financial interests with credit-worthy financial institutions and generally performing services for national oil companies, major and independent oil and gas companies, energy companies and their affiliates. The concentration of customers in the energy industry may impact our overall credit exposure, either positively or negatively, because these customers may be similarly affected by changes in economic or other conditions. We had a total of three customers who accounted for 88% and 75% of total billed and unbilled receivables as of March 31, 2007 and December 31, 2006, respectively. No other single customer accounted for more than 10% of accounts receivable as of March 31, 2007 and December 31, 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of Horizon and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management must make significant judgments in this process. Among the factors, but not fully inclusive of all factors, that may be considered by management in these processes are: the range of accounting policies permitted by GAAP; management’s understanding of our business; expected rates of business and operational change; sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. Among the most subjective judgments employed in the preparation of these financial statements are estimates of expected costs to complete construction projects, the collectibility of contract receivables and claims, the depreciable lives of and future cash flows to be provided by our equipment and long-lived assets, the amortization period of maintenance and repairs for dry-docking activity, estimates for the number and magnitude of self-insurance reserves needed for potential medical claims and Jones Act obligations, judgments regarding the outcomes of pending and potential litigation and claims and certain judgments regarding the nature of income and expenditures for tax purposes. We review all significant estimates on a recurring basis and record the effect of any necessary adjustments prior to publication of our financial statements. Adjustments made with respect to the use of estimates relate to improved information not previously available. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date.

Revenue Recognition

Contract revenues are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to the total estimated costs for each construction contract. This percentage is applied to the estimated revenue at completion to calculate revenues earned to date. We consider the percentage-of-completion method to be the best available measure of progress on these contracts. We follow the guidance of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, “Accounting for Performance

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Construction — Type and Certain Production — Type Contracts,” for our accounting policy relating to the use of the percentage-of-completion method, estimated costs and claim recognition for construction contracts. Contract revenue reflects the original contract price adjusted for agreed upon change orders and unapproved claims. We recognize unapproved claims only when the collection is deemed probable and if the amount can be reasonably estimated for purposes of calculating total profit or loss on long-term contracts. We record revenue and the unbilled receivable for unapproved claims to the extent of costs incurred and to the extent we believe related collection is probable and include no profit on unapproved claims recorded. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The asset “Costs in excess of billings” represents costs and estimated earnings recognized as revenue in excess of amounts billed as determined on an individual contract basis. The liability “Billings in excess of costs” represents amounts billed in excess of costs and estimated earnings recognized as revenue on an individual contract basis.

Interest Expense

For the three months ended March 31, 2007, interest expense includes charges related to cost of capital and other financing charges related to our outstanding debt, amortization of deferred loan fees over the term of the respective debt, and paid in-kind interest on our subordinated notes due March 31, 2010 (the 8% Subordinated Notes).

Interest expense for the three months ended March 31, 2006 included charges related to cost of capital and other financing charges related to our outstanding debt, amortization of deferred loan fees over the term of the respective debt, and paid in-kind interest on our 8% Subordinated Notes and two secured term loans originally due March 31, 2007 (the Senior Credit Facilities) prior to their refinancing during the first quarter of 2006.

Cash and Cash Equivalents

Cash and cash equivalents include interest bearing demand deposits and highly liquid investments with original maturities of three months or less, and are carried at cost, which approximates fair value. As of March 31, 2007 and December 31, 2006, cash held in foreign bank accounts equaled approximately $3.0 million and $1.3 million, respectively.

Short-Term Investments

Short-term investments are classified as available-for-sale instruments that we expect to realize in cash within one year. These investments are recorded at fair value. Any unrealized holding gains or losses are reported in comprehensive income (loss) until realized. Our short-term investments at March 31, 2007 consisted of municipal bonds and auction rate securities. We did not have any short-term investments at December 31, 2006. Although these instruments do not meet the definition of cash and cash equivalents, we have the ability to quickly liquidate these securities.

Restricted Cash

Total restricted cash of $9.4 million represents $9.1 million cash used to secure a letter of credit under the completed Israel Electric Corporation (IEC) contract, plus interest received. Upon official acceptance of this project, $1.1 million of the cash expended to secure the IEC letter of credit will be released. Although IEC has not provided official acceptance of the project, the project was completed and the 18 month warranty period began in February 2006. The remaining funds will be released 60 days after the end of the warranty period if no defect is discovered, and 24 months after the completion of the warranty work if a defect is discovered. The $9.1 million, plus interest received of $0.3 million, is classified as a current asset because we expect the warranty period will expire in

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, and we expect this entire amount to be released during 2007. Restricted cash is not considered as cash or cash equivalents for purposes of the accompanying consolidated balance sheets and statements of cash flows.

Accounts Receivable

Accounts receivable are stated at the historical carrying value less write-offs and allowances for doubtful accounts. We have significant investments in billed and unbilled receivables as of March 31, 2007 and December 31, 2006. Billed receivables represent amounts billed upon the completion of small contracts and progress billings on large contracts in accordance with contract terms and milestones. Contract receivables, long-term of $13.3 million at March 31, 2007 represent retainage related to the West Africa Gas Pipeline project that we do not expect to collect within the next twelve months due to delays in completion of the project. Unbilled receivables on fixed-price and day-rate contracts, which are included in costs in excess of billings, arise as revenues are recognized under the percentage-of-completion method. Unbilled amounts on cost-reimbursement contracts represent recoverable costs and accrued profits not yet billed. Revenue associated with these billings is recorded net of any sales tax and value added tax, if applicable.

In establishing an allowance for doubtful accounts, we evaluate our contract receivables and costs in excess of billings and thoroughly review historical collection experience, the financial condition of our customers, billing disputes and other factors. We write-off uncollectible accounts receivable against the allowance for doubtful accounts if we determine that the amounts will not be collected or if a settlement is reached. As of March 31, 2007 and December 31, 2006, there was no allowance for doubtful accounts. There were no reserves for contract receivables and costs in excess of billings or write-offs of receivables during the three months ended March 31, 2007 and 2006.

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

As of March 31, 2007, we had approximately $130.3 million of unbilled receivables compared to $112.8 million at December 31, 2006, included in costs in excess of billings in the accompanying consolidated balance sheets. We have significant unbilled receivables primarily because of our Pemex projects offshore Mexico and West Africa Gas Pipeline project. Under our contracts with Pemex, we must fully complete certain milestones before an invoice for the work performed can be issued. However, changes in scheduling and work priorities by Pemex and interference from other Pemex contractors in the area have resulted in delays in our ability to fully complete and invoice for certain milestones within the original contract schedules. Delays of this nature are remedied by contract extensions from Pemex that are agreed to on a case-by-case basis. Pemex has approved several contract extensions to date. Subsequent to March 31, 2007, we received approved contract extensions and billed approximately $20 million. We are currently negotiating with Pemex to extend the contracts through our estimated completion date. We will invoice for our work under the Pemex contracts as milestones are fully completed and additional contract extensions are approved by Pemex. Unbilled receivables also relate to extra work under the Pemex contracts of approximately $39.2 million for changes in work scope under the contracts, customer interferences and port closures due to adverse weather conditions. Under the West Africa Gas Pipeline contract, we have unbilled receivables of approximately $22.5 million mostly for weather delays and costs incurred in connection with damage to the pipeline in 2006 for which the customer has sought recovery from builder’s risk insurers. We will issue billings for the extra work upon the receipt of approved change orders from Pemex and the West Africa Gas Pipeline Company.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Long-Term Assets

Other assets, net of accumulated amortization of $18.2 million and $16.0 million at March 31, 2007 and December 31, 2006, respectively, consist of the following (in thousands):

	March 31,	December 31,
	2007	2006

Capitalized dry-dock costs	$13,524	$15,441
Deferred loan fees	2,246	2,386
Deposits	202	311
Other	298	237

	$16,270	$18,375

Dry-dock costs are direct costs associated with scheduled major maintenance on our marine construction vessels. We capitalize the costs incurred in connection with dry-dockings and amortize them on the straight-line method over a period ranging between thirty and sixty months until the next scheduled dry-docking. We incurred and capitalized dry-dock costs of $0.2 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively. The dry-dock costs capitalized for the three months ended March 31, 2007 relate primarily to a dry-docking for the Texas Horizon to complete certain hull and machinery survey requirements to maintain its class certification. This dry-dock will be completed during the second quarter of 2007. The dry-dock costs capitalized for the first three months of 2006 related primarily to surveys and inspections performed on the Pecos Horizon to maintain its class certification. We amortized capitalized dry-dock costs of $2.1 million and $1.8 million for the three months ended March 31, 2007 and 2006, respectively, which is included in cost of contract revenues in the accompanying consolidated statements of operations.

Loan fees paid in connection with new loan facilities are deferred and amortized over the term of the respective loans. The amortization of the deferred loan fees is recorded as interest expense in the accompanying consolidated statements of operations. We did not incur any loan fees during the three months ended March 31, 2007. We incurred and capitalized $2.1 million in closing fees in connection with closing The CIT Group/Equipment Financing, Inc. (the CIT Group) term loan on March 9, 2006. During the first quarter of 2006, we wrote off $1.8 million of the unamortized portion of deferred loan fees related to the repayment of the Senior Credit Facilities and other debt with proceeds from the CIT Group term loan.

Deposits consist primarily of security deposits on office leases as of March 31, 2007 and December 31, 2006.

Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)), which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25). SFAS No. 123(R) requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

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

SFAS No. 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation costs (excess tax benefits) be classified as financing cash flows. No such excess tax benefits were recorded for the three months ended March 31, 2007 and 2006.

Federal Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (SFAS No. 109). SFAS No. 109 requires the recognition of income tax expense for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance to be recorded against our net deferred tax asset. The current provision for income tax is based upon the current tax laws and our interpretation of these laws, as well as the probable outcomes of any foreign or domestic tax audits. The value of any net deferred tax asset depends upon our estimates of the amount and category of future taxable income reduced by the amount of any tax benefits that we do not expect to realize. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus impacting our financial position and results of operations. Certain past changes in ownership have limited our ability to realize portions of our net operating loss carryforwards. We compute deferred income taxes using the liability method. We provide for deferred income taxes on all temporary differences between the financial-reporting basis and the tax basis of our assets and liabilities by applying enacted statutory tax rates, applicable to future years. Allowable tax credits are applied currently as reductions to the provisions for income taxes.

We do not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48) as of January 1, 2007. We have not recorded any reserves for uncertain income tax positions pursuant to FIN 48. There were no unrecognized tax benefits as of March 31, 2007. We do not expect to recognize significant increases or decreases in unrecognized tax benefits during the year ended December 31, 2007. In accordance with our accounting policy, we will recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. For the three months ended March 31, 2007 and 2006, we did not accrue any tax related interest and penalties. Our 2003 through 2005 federal income tax returns are subject to audit by the Internal Revenue Service (IRS). Various state, local, and foreign income tax returns are also subject to examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.

Foreign Currency

Foreign currency transaction gains and losses are a result of the effect of exchange rates on transactions denominated in currencies other than our functional currency, the U.S. dollar. Gains and losses on those foreign currency transactions are included in other income (expense) in the period of exchange. Foreign currency

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction losses were $(280,000) for the three months ended March 31, 2007 and $(80,000) for the three months ended March 31, 2006.

Fair Value of Financial Instruments

The carrying values of cash, investments, receivables, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of those instruments.

As of March 31, 2007, the carrying value of our debt, including accrued interest, was approximately $111.0 million. The fair value of this debt approximates the carrying value because the interest rates on our variable rate debt are based on floating rates established by reference to market rates and interest rates on our fixed rate debt approximate the rates at which we can currently borrow. Our average interest rate at March 31, 2007 was 9.78% per annum. We have $14.2 million aggregate principal amount of 8% Subordinated Notes at a fixed 8% interest rate and a $24.5 million term loan at a fixed 8.55% interest rate. We have also fixed approximately $30.8 million of our variable rate debt at 9.99% through an interest rate swap. A hypothetical 1% increase in the applicable floating interest rates as of March 31, 2007 would increase our annual interest expense by approximately $0.4 million.

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

Other Comprehensive Income (Loss)

Other than the interest rate swap described below, we have no items representing other comprehensive income (loss) under SFAS No. 130, “Reporting Comprehensive Income” for the three months ended March 31, 2007.

Interest Rate Swap — In May 2006, we entered into an interest rate swap agreement with PNC Bank, National Association (PNC Bank) to reduce our exposure to market risks from variable interest rates on a portion of our debt. We did not enter into this agreement for speculative or trading purposes. The interest rate swap effectively converts the variable interest rate on approximately $30.8 million of our debt at March 31, 2007 into fixed rate debt with a 9.99% interest rate. The interest rate swap qualifies as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). Therefore, changes in the fair market value of the swap agreement are reflected in other comprehensive loss. Any differences paid or received on the interest rate swap agreement are recognized as an adjustment to interest expense over the life of the swap, thereby adjusting the effective interest rate on the underlying obligation. At March 31, 2007 and December 31, 2006, the fair value of the derivative instrument was negative and was recorded as a liability of approximately $337,000 and $291,000, net of tax benefits of $181,000 and $157,000, respectively, in accordance with SFAS No. 133. This liability is reflected in other liabilities in the accompanying consolidated balance sheets at March 31, 2007 and December 31, 2006.

Reclassifications

Prior period amounts within the captions inventory and other assets in the cash flows used in operating activities have been reclassified to conform to the presentation shown in the consolidated statement of cash flows as of March 31, 2007.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. We adopted FIN 48 as of January 1, 2007 and analyzed our filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of this review, we believe that our income tax positions and deductions meet the requirements for financial statement recognition, and we do not anticipate any adjustments that would result in a material change to our financial statements; therefore, we have not recorded any reserves for uncertain income tax positions pursuant to FIN 48. There were no unrecognized tax benefits as of March 31, 2007. We do not expect to recognize significant increases or decreases in unrecognized tax benefits during the year ended December 31, 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value, with changes in fair value recognized in earnings as they occur. SFAS No. 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. The provisions of SFAS No. 159 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting SFAS No. 159 on our financial statements.

2.	PROPERTY AND EQUIPMENT:

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2007	2006

Barges, vessels, and related equipment	$257,183	$253,585
Land and buildings	18,830	18,613
Machinery and equipment	245	245
Office furniture and equipment	7,278	7,175
Leasehold improvements	4,339	4,192

	287,875	283,810
Less — accumulated depreciation	(89,917)	(86,401)

Property and equipment, net	$197,958	$197,409

During the three months ended March 31, 2007, we incurred $4.6 million of capital expenditures primarily related to vessel upgrades to the Atlantic Horizon and the purchase of support equipment.

Assets currently not operational are recorded at their fair market value and were $2.0 million and $2.5 million as of March 31, 2007 and December 31, 2006, respectively. We sold equipment with a basis of $0.5 million during the three months ended March 31, 2007, and there was no gain or loss on the sale. We did not have any sales of non-operational assets during the three months ended March 31, 2006.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We use the units-of-production method to calculate depreciation on our major barges, vessels and related equipment to approximate the wear and tear of normal use. The useful lives of our major barges and vessels are 18 years. Major additions, including improvements that significantly add to productive capacity or extend useful life, to barges, vessels and related equipment are capitalized and depreciated over the useful life of the equipment. Maintenance and repairs are expensed as incurred. When equipment is sold or otherwise disposed of, the cost of the equipment and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

Depreciation on other fixed assets is provided using the straight-line method based on the following estimated useful lives:

Buildings	15 years
Machinery and equipment	8-15 years
Office furniture and equipment	3-5 years
Leasehold improvements	3-10 years

Depreciation expense is included in the following expense accounts (in thousands):

	Three Months Ended March 31,
	2007	2006

Cost of contract revenues	$3,263	$4,270
Selling, general and administrative expenses	252	282

	$3,515	$4,552

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

When events or changes in circumstances indicate that assets may be impaired, we review long-lived assets for impairment according to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144) and evaluate whether the carrying value of any such asset may not be recoverable. Changes in our business plans, a significant decrease in the market value of a long-lived asset, a change in the physical condition of a long-lived asset or the extent or manner in which it is being used, or a severe or sustained downturn in the oil and gas industry, among other factors are considered triggering events. The carrying value of each asset is compared to the estimated undiscounted future net cash flows for each asset or asset group. If the carrying value of any asset is more than the estimated undiscounted future net cash flows expected to result from the use of the asset, a write-down of the asset to estimated fair market value must be made. When quoted market prices are not available, fair value must be determined based upon other valuation techniques. These could include appraisals or present value calculations of estimated future cash flows. In the calculation of fair market value, including the discount rate used and the timing of the related cash flows, as well as undiscounted future net cash flows, we apply judgment in our estimates and projections, which could result in varying levels of impairment recognition.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	STOCKHOLDERS’ EQUITY:

Earnings Per Share

The following table presents information necessary to calculate earnings per share for the three months ended March 31, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006

Net income	$2,269	$15,471
Average common shares outstanding	31,857	29,560

Basic earnings per share	$0.07	$0.52

Average common and dilutive potential common shares outstanding:
Average common shares outstanding	31,857	29,560
Unvested restricted stock	589	815

	32,446	30,375

Diluted earnings per share	$0.07	$0.51

As of March 31, 2007, we had outstanding options covering an aggregate of 79,290 shares of common stock, of which 39,290 shares were exercisable, and we had 707,606 shares of unvested restricted stock. Restricted stock grants are legally considered issued and outstanding, but are included in both basic and diluted EPS only to the extent they are vested. Unvested shares are included in the computation of diluted EPS using the treasury stock method. Excluded from the computation of diluted EPS for the three months ended March 31, 2007 and 2006 are options to purchase 79,290 shares and 80,683 shares of common stock, at a weighted average price of $105.92 and $188.16, respectively, as the exercise price is greater than the average market price.

Stock-Based Compensation

Our pre-tax compensation cost for stock-based employee compensation was approximately $1.1 million and $2.0 million for the three months ended March 31, 2007 and 2006. For the three months ended March 31, 2007 and 2006, we recognized approximately $0.4 million and $0.7 million in tax benefits for these costs.

Stock Plans

Our Horizon Offshore, Inc. 2005 Stock Incentive Plan, as amended, (the 2005 Incentive Plan) provides for the issuance of 2.8 million shares of our common stock. The 2005 Incentive Plan will remain in effect until all awards granted thereunder have been satisfied. The 2005 Incentive Plan provides for grants of a variety of equity incentives, including stock options, restricted stock and stock appreciation rights, to officers, other employees and certain non-employee consultants. The compensation committee of the board of directors establishes the terms of the equity awards (including vesting schedules which is generally three years). At March 31, 2007, we had 1,360,778 shares of common stock remaining for issuance under the 2005 Incentive Plan. No additional grants will be made under previously existing stock-based compensation plans.

Our Horizon Offshore, Inc. 2006 Director Stock Plan (the 2006 Director Stock Plan) provides for the issuance of 150,000 shares of our common stock. The 2006 Director Stock Plan will remain in effect until August 2, 2016. The 2006 Director Stock Plan provides for grants of stock to each of our four eligible non-employee directors, with or without restrictions, having an aggregate value of up to $100,000 following each annual meeting of stockholders and upon joining our board if other than by election at an annual meeting of stockholders. The compensation committee of the board of directors establishes the terms of the stock awards (including vesting schedules which is

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally one year). At March 31, 2007, we had 130,000 shares of common stock remaining for issuance under the 2006 Director Stock Plan.

Stock Options

We recognized stock-based compensation cost related to our stock option awards of $210,000 and $31,000 for the three months ended March 31, 2007 and 2006, respectively. Of these amounts, $210,000 and $23,000 is included in selling, general and administrative expenses and $0 and $8,000 is included in cost of contract revenues in the accompanying consolidated statements of operations for the three months ended March 31, 2007 and 2006, respectively.

We did not grant any stock options during the three months ended March 31, 2007 and 2006.

At March 31, 2007, $26,000 of total unrecognized compensation cost related to stock options is expected to be recognized in April 2007. During the three months ended March 31, 2007, we did not receive any cash from the exercise of options, and we received $8,000 cash from the exercise of options during the three months ended March 31, 2006. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows. No tax benefit was recorded.

Restricted Stock

During the three months ended March 31, 2007 and 2006, we recognized $0.9 million and $2.0 million of stock-based compensation cost related to restricted stock of which $0.9 million and $1.8 million is reflected in selling, general and administrative expenses, and $0 and $0.2 million is reflected in cost of contract revenues in the accompanying consolidated statement of operations, respectively.

Under our 2006 Annual Incentive Compensation Plan (the 2006 Compensation Plan), we awarded 312,279 shares of restricted stock to our executive officers, officers and selected employees on March 15, 2007 based on an amount by which our net income for 2006 exceeded specified net income goals. The grant date fair value of this restricted stock was $13.49 per share.

At March 31, 2007, $4.1 million of total unrecognized compensation cost related to the unvested portion of the restricted stock awards is expected to be recognized over a weighted average period of 1.3 years.

4.	RELATED PARTY TRANSACTIONS:

In August 1998, we entered into a master services agreement with Odyssea Marine, Inc. (Odyssea), an entity wholly-owned by Elliott Associates, L.P. and Elliott International, L.P. (collectively, the Elliott Companies), to charter certain marine vessels from Odyssea. The Elliott Companies were significant stockholders of our outstanding common stock during 2006. Based on their SEC filings, the Elliott Companies are no longer 5% beneficial owners of our common stock. As of December 31, 2006, we owed Odyssea $6.4 million for charter services. During the three months ended March 31, 2006, Odyssea billed Horizon $3.2 million and Horizon paid Odyssea $3.8 million for services rendered under the master services agreement.

At December 31, 2006, Elliott Associates, L.P. held approximately $4.9 million of the remaining $13.9 million of outstanding 8% Subordinated Notes. During the three months ended March 31, 2006, we issued additional notes for paid-in kind interest on our 8% Subordinated Notes to Elliott Associates, L.P. of $0.1 million.

5.	NOTES PAYABLE:

At March 31, 2007, we had approximately $110.6 million of total outstanding debt. The outstanding debt at March 31, 2007 represents a decrease of approximately $3.6 million from the amounts outstanding at December 31, 2006 as a result of scheduled debt payments. At March 31, 2007, $15.6 million of our debt is classified as current because of payments due within the next twelve months. Interest rates for our outstanding debt vary from the one-

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

month commercial paper rate plus 2.45% to a fixed rate of 9.99% (7.67% to 9.99%) at March 31, 2007, and our average interest rate at March 31, 2007 was 9.78% per annum. In May 2006, we entered into an interest rate swap agreement to effectively convert the variable interest rate on a portion of our debt (approximately $30.8 million at March 31, 2007) into fixed rate debt with a 9.99% interest rate. Our term-debt borrowings require approximately $1.2 million in total monthly principal payments.

Our CIT Group term loan ($61.6 million outstanding at March 31, 2007), secured by seven of our marine vessels, bears interest at an annual rate of one-month Libor plus 4.50% and is payable in monthly principal installments of $0.9 million for the first 24 months beginning March 31, 2006 and $0.6 million for the next 35 months beginning March 31, 2008, with a balloon payment due at maturity on March 9, 2011.

Additionally, we have a term debt facility with General Electric Capital Corporation (GE Capital) ($4.4 million outstanding at March 31, 2007) secured by our marine base at Port Arthur, Texas. This term loan bears interest at an annual rate of one-month Libor plus 3.50% and is payable in 60 monthly principal installments of approximately $87,000 commencing on July 30, 2006. We also have a GE Capital term loan ($5.9 million outstanding at March 31, 2007), secured by the Pecos Horizon, that bears interest at the one-month commercial paper rate plus 2.45% and is payable in monthly installments of principal and interest of approximately $115,000, maturing December 31, 2011.

Our loan with General Electric Credit Corporation of Tennessee ($24.5 million outstanding at March 31, 2007), secured by the Sea Horizon, bears interest at a fixed rate of 8.55% per annum and is payable in monthly installments of principal and interest of approximately $354,000, maturing on January 1, 2011.

Our 8% Subordinated Notes ($14.2 million outstanding at March 31, 2007) accrue interest annually at 8% payable in-kind. The 8% Subordinated Notes mature on March 31, 2010 and are subordinate and junior to our existing senior secured debt in all respects. The 8% Subordinated Notes are classified as long-term debt at March 31, 2007 and December 31, 2006, as these notes mature on March 31, 2010.

We have a $30 million revolving credit facility with PNC Bank that matures on April 28, 2011. At March 31, 2007, $23.8 million of letters of credit were outstanding under the facility. Any outstanding letters of credit are deducted from the borrowing availability under the facility. Advances are obtained in accordance with a borrowing base, which is calculated as a percentage of accounts receivable balances and costs in excess of billings. At March 31, 2007, we had no borrowings outstanding under this revolving credit facility, and based upon the borrowing base calculation, we had no material borrowing capacity available after utilizing the facility to support letters of credit. Advances under the revolving credit facility bear interest at one-month Libor plus a margin ranging from 2.25% to 2.75%, or, at our option, at the prime rate plus a margin ranging from 0% to 0.25%. In addition to monthly interest, we are required to pay monthly maintenance fees for this revolving credit facility.

Substantially all of our assets are pledged as collateral to secure our indebtedness. Our loans contain customary default and cross-default provisions and covenants restricting our ability to issue additional capital stock, create additional liens, incur additional indebtedness, enter into affiliate transactions, dispose of assets, make investments and pay dividends. We are also required to maintain certain financial ratios at quarterly determination dates. At March 31, 2007, we were in compliance with all the financial covenants required by our loan and credit facilities.

6.	LOSS ON DEBT EXTINGUISHMENT:

There was no loss on debt extinguishment for the three months ended March 31, 2007. Loss on debt extinguishment of $2.4 million for the three months ended March 31, 2006 relates to the write-off of $1.8 million of the unamortized portion of deferred loan fees and a $636,000 prepayment penalty on the Senior Credit Facilities during the first quarter of 2006.

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

Tax Assessment

During the fourth quarter of 2006, we received a tax assessment from the Servicio de Administracion Tributaria (SAT), the Mexican taxing authority, for approximately $23 million related to 2001, including penalties, interest and monetary correction. The SAT’s assessment claims unpaid taxes related to services performed among our subsidiaries. We believe under the Mexico and U.S. double taxation treaty that these services are not taxable and that the tax assessment itself is invalid. We have filed a petition in Mexican court to set aside the assessment as invalid. We believe that our position is supported by law and intend to vigorously defend our position. However, the ultimate outcome of this litigation and our potential liability from this assessment, if any, cannot be determined at this time. Accordingly, no accrual has been recorded at March 31, 2007 in the accompanying consolidated financial statements.

Letters of Credit

At March 31, 2007, we had outstanding letters of credit totaling $23.8 million to secure performance bonds on existing Pemex contracts. We utilized $23.8 million of our $30 million revolving credit facility to support these letters of credit.

Capital Expenditures

Our estimated planned capital expenditures for the remainder of 2007 range from approximately $17 million to $20 million and are primarily related to the purchase of equipment currently being rented, vessel improvements required for specific project needs and dry-docks. The actual amount expended will depend upon available funds, work awarded and future operating activity.

Warranties

In the normal course of our business, we provide performance guarantees and warranties under our contracts. Historically, we have not had any significant warranty claims; however, we could be liable for substantial warranty liabilities, if any are incurred, on projects prior to the expiration of the warranty periods.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	GEOGRAPHIC INFORMATION:

Horizon operates in a single industry segment, the marine construction services industry. Geographic information relating to Horizon’s operations follows (in millions):

	Three Months Ended March 31,
	2007	2006

Revenues:
Domestic	$23.3	$73.1
Latin America	51.9	10.2
West Africa	6.2	42.7
Southeast Asia/Mediterranean	5.3	3.9

Total	$86.7	$129.9

Gross Profit:
Domestic	$4.5	$27.4
Latin America	15.6	—
West Africa	(8.7)	8.6
Southeast Asia/Mediterranean	1.8	2.4

Total	$13.2	$38.4

	As of
	March 31,	December 31,
	2007	2006

Property and Equipment(1):
Domestic	$108.9	$121.1
Latin America	52.6	39.4
West Africa	0.3	0.3
Southeast Asia/Mediterranean	36.2	36.6

Total	$198.0	$197.4

(1)	Property and equipment includes vessels, property and related marine equipment. Amounts reflect the location of the assets at March 31, 2007 and December 31, 2006. Equipment location changes as necessary to meet working requirements. Other identifiable assets include inventory and other long-term assets, and are primarily located in the domestic region.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A. — “Risk Factors” included in our 2006 Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements.

General

We provide marine construction services for the offshore oil and gas and energy industries.

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

We currently provide services in the U.S. Gulf of Mexico, Northeast U.S., Latin America, Southeast Asia and West Africa. The areas of the world that we provide our services can change from year to year, depending on the demand for our services and the current location of our marine fleet.

The marine construction industry in the Gulf of Mexico historically has been highly seasonal with the greatest demand for these services during the period from May to September. The scheduling of much of our work is affected by weather conditions and many projects are performed within a relatively short period of time. Following the unprecedented high demand throughout 2006 for emergency hurricane-related repair work, the market for marine construction services in the U.S. Gulf of Mexico has returned to more traditional seasonality in 2007; however, the demand for offshore exploration, development and construction activity in the U.S. Gulf of Mexico remains strong.

Overview

Our first quarter results for 2007 reflect the typical seasonality of marine construction in the U.S. Gulf of Mexico, as operators traditionally delay the start of new construction projects until the summer months to coincide with more favorable weather conditions. Operators have also delayed a substantial amount of hurricane-related platform salvage work. In addition to the effect of the seasonality on our domestic revenues and gross profit during the first quarter of 2007, we performed projects in the U.S. Gulf of Mexico under both fixed price and day-rate contracts versus the first quarter of 2006, when our work was performed under day-rate contracts that provided higher margins primarily associated with the emergency hurricane-related repair work.

Our first quarter 2007 results were also significantly affected by further losses on the West Africa Gas Pipeline project in our West Africa geographic segment. We recognized a $(8.7) million gross loss during the first quarter of 2007 in addition to the $(14.2) million gross loss recognized during 2006. We have experienced delays in completing the shore approaches in Ghana, Africa, which further delayed the commissioning and tie-in work. During the pre-commissioning work in late March 2007, we discovered major damage to a large section of the pipeline where the 20” main line was severed and dragged from its original path by a third party vessel. We also discovered a damaged subsea valve assembly along a lateral line that approaches shore. The repair of these damaged pipelines is covered under the customer’s insurance policy, but pursuant to the contract, we are responsible for the first $1.0 million of costs incurred for each of these two occurrences. We expect that these repairs will cause further delays and associated costs in completing this project. We also continue to experience delays in completing the commissioning and tie-in work due to subcontractor and equipment inefficiencies and failures. We have recognized the estimated losses through completion of the project as of March 31, 2007; however, there can be no assurance that further delays and additional contract costs not anticipated at March 31, 2007 will not occur. We expect to complete this project by the fourth quarter of 2007.

In Latin America, we continue to work on two significant projects for Petróleos Mexicanos (Pemex) offshore Mexico. These two projects for Pemex are part of the Ku-Maloob-Zaap project in the Bay of Campeche consisting of several pipelines and related tie-in and commissioning. We received a change order for the first project during the first quarter of 2007 consisting of several additional vessel days, but this scope remains incomplete due to scheduling conflicts with Pemex’s other contractors and our utilization of vessels and equipment on the second project. We expect to complete the first project by the end of the second quarter of 2007 and to complete the second project by the end of the third quarter of 2007.

Our Southeast Asia operations continued to produce solid results related to the vessel charter of the Sea Horizon offshore Malaysia. This charter began in February 2007, and we expect it to continue through November 2007.

Our gross profit was $13.2 million, or 15.2% of contract revenues of $86.7 million and operating income was $5.4 million, for the three months ended March 31, 2007. This compares to a gross profit of $38.4 million, or 29.5% of contract revenues of $129.9 million, and operating income of $30.1 million for the three months ended March 31, 2006. Net income was $2.3 million, or $0.07 per diluted share, for the three months ended March 31, 2007, compared with net income of $15.5 million, or $0.51 per diluted share, for the three months ended March 31, 2006.

Results of Operations

Information relating to Horizon’s operations follows (in millions):

	Three Months Ended March 31,
	2007	2006

Revenues:
Domestic	$23.3	$73.1
Latin America	51.9	10.2
West Africa	6.2	42.7
Southeast Asia/Mediterranean	5.3	3.9

Total	$86.7	$129.9

Gross Profit:
Domestic	$4.5	$27.4
Latin America	15.6	—
West Africa	(8.7)	8.6
Southeast Asia/Mediterranean	1.8	2.4

Total	$13.2	$38.4

Quarter Ended March 31, 2007 Compared to the Quarter Ended March 31, 2006

Contract Revenues.  Contract revenues were $86.7 million for the quarter ended March 31, 2007, compared to $129.9 million for the quarter ended March 31, 2006. The decrease in revenues for the first quarter of 2007 reflects the return to typical seasonality in the U.S. Gulf of Mexico market and the reduction in revenues from our West Africa geographic segment, offset by significant increases in our Latin America geographic segment.

Revenues for our domestic operations during the first quarter of 2007 primarily relate to new construction projects in the U.S. Gulf of Mexico, compared to revenues for the first quarter of 2006, which primarily related to emergency hurricane-related repair work. Operators have completed most of their emergency repair work and have delayed the start of many new construction projects until the summer months because of the adverse weather conditions in the U.S. Gulf of Mexico during the winter months.

Revenues from our Latin America operations for the first quarter of 2007 reflect our continued work for Pemex offshore Mexico, primarily on the second of the two significant projects in the Ku-Maloob-Zaap field that began in June 2006. We also worked on a project offshore Colombia for a branch of a major U.S. oil and gas company that began in the first quarter of 2007 and was completed in April 2007. During the first quarter of 2006, revenues reflected work on the first significant project in the Ku-Maloob-Zaap field that began in 2005.

Our contract revenues for West Africa decreased during the quarter ended March 31, 2007, compared with the first quarter of 2006 as much of the scope of work required by the West Africa Gas Pipeline Company under the contract for the installation of the West Africa Gas Pipeline is reaching final stages of completion. We are currently working on the last phases of the project. However, subcontractor inefficiencies and additional repair work required on the pipeline have delayed final completion, which is now expected by the fourth quarter of 2007.

Our Southeast Asia/Mediterranean revenues for the first quarter of 2007 increased compared with the first quarter of last year related to the charter of the Sea Horizon offshore Malaysia. We expect to continue to work this vessel in this geographic area through 2007. During the first quarter of 2006, we did not have any vessels located in this geographic area, and our revenues reflect recoveries on repair work for a project offshore Israel that was completed in 2005.

Gross Profit.  Gross profit was $13.2 million (15.2% of contract revenues) for the quarter ended March 31, 2007, compared to $38.4 million (29.5% of contract revenues) for the first quarter of 2006. Our gross profit and margins have decreased due to losses we recorded on the West Africa Gas Pipeline contract and lower margins on contracts in the U.S. Gulf of Mexico.

Lower levels of offshore construction activity for our domestic geographic segment due to the seasonality of marine construction in the U.S. Gulf of Mexico has placed pressure on pricing and margins on contracts. In addition, some contracts in the U.S. Gulf of Mexico have moved back to fixed-price contracts versus the higher margin day-rate contracts for emergency hurricane-related repair work that we were executing during 2006.

In our West Africa geographic segment, we recognized an additional $(8.7) million gross loss during the first quarter of 2007 on the West Africa Gas Pipeline project related to recently discovered pipeline damage and continued delays in completing the commissioning and tie-in work on the project due to subcontractor and equipment inefficiencies and failures. We discovered major damage to the pipeline which was caused by a third party vessel requiring repair work that will further delay the completion of the project through the third quarter of 2007. We have begun working with the customer and its insurance underwriters on the work scope for the repairs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $7.8 million (9.0% of contract revenues) for the three months ended March 31, 2007, compared to $8.3 million (6.4% of contract revenues) for the first quarter of 2006. Due to the decrease in revenues for the first quarter of 2007, selling, general and administrative expenses increased as a percentage of revenues, as compared to the first quarter of 2006. Selling, general and administrative expenses decreased by $0.5 million compared to the same quarter last year because we incurred less legal expenses as we settled two significant claims in 2006 and less stock-based compensation expenses compared to the first quarter of 2006, partially offset by increases in labor costs for the first quarter of 2007.

Interest Expense.  For the three months ended March 31, 2007, interest expense was $2.7 million, compared to $4.1 million for the three months ended March 31, 2006, as follows (in millions):

	Three Months Ended March 31,
	2007	2006

Cash paid for interest	$2.5	$3.4
Interest paid in-kind	0.2	0.6
Other non-cash charges, net	—	0.1

	$2.7	$4.1

Other non-cash charges to interest expense primarily consist of amortization of deferred loan fees, and accrued and unpaid interest, net. Our total outstanding debt was $110.6 million at March 31, 2007, compared to $141.1 million at March 31, 2006.

Interest Income.  Interest income includes interest from cash and short-term investments for the three months ended March 31, 2007 and 2006 of $886,000 and $393,000, respectively. Cash investments consist of interest bearing demand deposits, short-term money market investment accounts and other highly liquid investments with maturities of three months or less. Short-term investments consist primarily of municipal bonds and auction rate securities. Interest income increased due to higher average cash and cash investment and short-term investment balances invested at higher interest rates during the first quarter of 2007.

Loss on Debt Extinguishment.  There was no loss on debt extinguishment for the quarter ended March 31, 2007. Loss on debt extinguishment was $2.4 million during the first quarter of 2006 and was related to the write-off of the unamortized portion of deferred loan fees and a prepayment penalty on our former senior secured term loans prepaid on March 9, 2006.

Other Income (Expense), Net.  Other income (expense) for the quarter ended March 31, 2007 primarily consisted of approximately $(280,000) of foreign currency loss and $21,000 of net other miscellaneous income generated during the quarter. Other income (expense) for the quarter ended March 31, 2006 primarily consisted of approximately $(80,000) of foreign currency loss. The foreign currency losses are primarily due to revaluation of foreign currency denominated assets and liabilities and the conversion of Mexican pesos to U.S. dollars received on our Pemex receivables.

Income Taxes.  We use the liability method of accounting for income taxes. For the quarter ended March 31, 2007, we recorded an income tax provision of $1.0 million, at an effective rate of 31% on pre-tax income from continuing operations of $3.3 million. For the quarter ended March 31, 2006, we recorded an income tax provision of $8.5 million at an effective rater of 35.6% on pre-tax income from continuing operations of $24.0 million. The difference in the statutory rate and the effective rate for the quarter ended March 31, 2007 relates to income generated in foreign tax jurisdictions at lower tax rates.

Net Income.  Net income for the quarter ended March 31, 2007 was $2.3 million, or $0.07 per diluted share. This compares to net income of $15.5 million, or $0.51 per diluted share for the quarter ended March 31, 2006.

Liquidity and Capital Resources

General

At March 31, 2007, cash and cash equivalents were approximately $73.5 million compared to approximately $96.9 million as of December 31, 2006. Short-term investments were approximately $15.2 million at March 31, 2007, and we have the ability to quickly liquidate these securities. At March 31, 2007, we also had approximately $9.4 million of total restricted cash, including interest received, securing our obligations related to a letter of credit issued in connection with the Israel Electric Corporation contract. Additionally, we have a $30 million revolving credit facility with PNC Bank, National Association (PNC Bank). At March 31, 2007, $23.8 million of the facility was utilized to support letters of credit to secure performance bonds on existing Pemex contracts. At March 31, 2007, we had no borrowings outstanding under our revolving credit facility, and based upon the borrowing base calculation, we had no material borrowing capacity available after utilizing the facility to support letters of credit. We believe that our liquidity should be sufficient to meet our capital and operating requirements.

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

Cash Flows

Cash used in operations was $(0.9) million for the three months ended March 31, 2007 compared to cash used in operations of $(3.3) million for the three months ended March 31, 2006. Cash used in operations is primarily attributable to the net change in costs in excess of billings, accrued job costs and billings in excess of costs related to our marine construction activities for the three months ended March 31, 2007, partially offset by collections on contract receivables. Cash used in operations for the three months ended March 31, 2006 was primarily attributable to the increase in contract receivables associated with the higher levels of contract activity and revenues during the first quarter of 2006.

Cash used in investing activities was $(18.7) million for the three months ended March 31, 2007 compared to cash used in investing activities of $(13.7) million for the three months ended March 31, 2006. Cash flows from investing activities include a $15.2 million net purchase of short-term investments. Cash used in investing activities for the first quarter of 2006 is attributable to the acquisition of the Texas Horizon in February 2006.

Cash used in financing activities was $(3.9) million for the three months ended March 31, 2007 compared to cash used in financing activities of $(3.6) million for the three months ended March 31, 2006. Cash used in financing activities for the three months ended March 31, 2007 and 2006 related to recurring principal payments on our outstanding debt.

Working Capital

As of March 31, 2007, we had working capital of $190.0 million, compared to $204.5 million of working capital at December 31, 2006. As of March 31, 2007, we had approximately $130.3 million of unbilled receivables compared to $112.8 million at December 31, 2006, included in costs in excess of billings in the accompanying consolidated financial statements. We have significant unbilled receivables primarily because of our Pemex projects offshore Mexico and West Africa Gas Pipeline project. Under our contracts with Pemex, we must fully complete certain milestones before an invoice for the work performed can be issued. However, changes in scheduling and work priorities by Pemex and interference from other Pemex contractors in the area have resulted in delays in our ability to fully complete and invoice for certain milestones within the original contract schedules. Delays of this nature are remedied by contract extensions from Pemex that are agreed to on a case-by-case basis. Pemex has approved several contract extensions to date. Subsequent to March 31, 2007, we received approved contract extensions and billed approximately $20 million. We are currently negotiating with Pemex to extend the contracts through our estimated completion date. We will invoice for our work under the Pemex contracts as milestones are fully completed and additional contract extensions are approved by Pemex. Unbilled receivables also relate to extra work under the Pemex contracts of approximately $39.2 million for changes in work scope under the contracts, customer interferences and port closures due to adverse weather conditions. Under the West Africa Gas Pipeline contract, we have unbilled receivables of approximately $22.5 million mostly for weather delays and costs incurred in connection with damage to the pipeline in 2006. We will issue billings for the extra work upon the receipt of approved change orders from Pemex and the West Africa Gas Pipeline Company.

Indebtedness

At March 31, 2007, we had approximately $110.6 million of total outstanding debt. The outstanding debt at March 31, 2007 represents a decrease of approximately $3.6 million from the amounts outstanding at December 31, 2006 as a result of scheduled debt payments. At March 31, 2007, $15.6 million of our debt is classified as current because of payments due within the next twelve months. Interest rates for our outstanding debt vary from the one-month commercial paper rate plus 2.45% to a fixed rate of 9.99% (7.67% to 9.99%) at March 31, 2007, and our average interest rate at March 31, 2007 was 9.78% per annum. In May 2006, we entered into an interest rate swap agreement to effectively convert the variable interest rate on a portion of our debt (approximately $30.8 million at March 31, 2007) into fixed rate debt with a 9.99% interest rate. Our term-debt borrowings require approximately $1.2 million in total monthly principal payments.

Our CIT Group term loan ($61.6 million outstanding at March 31, 2007), secured by seven of our marine vessels, bears interest at an annual rate of one-month Libor plus 4.50% and is payable in monthly principal installments of $0.9 million for the first 24 months beginning March 31, 2006 and $0.6 million for the next 35 months beginning March 31, 2008, with a balloon payment due at maturity on March 9, 2011.

Additionally, we have a term debt facility with General Electric Capital Corporation (GE Capital) ($4.4 million outstanding at March 31, 2007) secured by our marine base at Port Arthur, Texas. This term loan bears interest at an annual rate of one-month Libor plus 3.50% and is payable in 60 monthly principal installments of approximately $87,000 commencing on July 30, 2006. We also have a GE Capital term loan ($5.9 million outstanding at March 31, 2007), secured by the Pecos Horizon, that bears interest at the one-month commercial paper rate plus 2.45% and is payable in monthly installments of principal and interest of approximately $115,000, maturing December 31, 2011.

Our loan with General Electric Credit Corporation of Tennessee ($24.5 million outstanding at March 31, 2007), secured by the Sea Horizon, bears interest at a fixed rate of 8.55% per annum and is payable in monthly installments of principal and interest of approximately $354,000, maturing on January 1, 2011.

Our 8% Subordinated Notes ($14.2 million outstanding at March 31, 2007) accrue interest annually at 8% payable in-kind. The 8% Subordinated Notes mature on March 31, 2010 and are subordinate and junior to our existing senior secured debt in all respects. The 8% Subordinated Notes are classified as long-term debt at March 31, 2007 and December 31, 2006, as these notes mature on March 31, 2010.

We have a $30 million revolving credit facility with PNC Bank, N.A. (PNC Bank) that matures on April 28, 2011. At March 31, 2007, $23.8 million of letters of credit were outstanding under the facility. Any outstanding letters of credit are deducted from the borrowing availability under the facility. Advances are obtained in accordance with a borrowing base, which is calculated as a percentage of accounts receivable balances and costs in excess of billings. At March 31, 2007, we had no borrowings outstanding under this revolving credit facility. Advances under the revolving credit facility bear interest at one-month Libor plus a margin ranging from 2.25% to 2.75%, or, at our option, at the prime rate plus a margin ranging from 0% to 0.25%. In addition to monthly interest, we are required to pay monthly maintenance fees for this revolving credit facility.

Substantially all of our assets are pledged as collateral to secure our indebtedness. Our loans contain customary default and cross-default provisions and covenants restricting our ability to issue additional capital stock, create additional liens, incur additional indebtedness, enter into affiliate transactions, dispose of assets, make investments and pay dividends. We are also required to maintain certain financial ratios at quarterly determination dates. At March 31, 2007, we were in compliance with all the financial covenants required by our loan and credit facilities.

Claims and Litigation

We are involved in various routine legal proceedings primarily involving claims for personal injury under the Jones Act and general maritime laws, which we believe are incidental to the conduct of our business. We believe that none of these proceedings, if adversely determined, would have a material adverse effect on our business or financial condition.

During the fourth quarter of 2006, we received a tax assessment from the Servicio De Administacion Tributaria (SAT), the Mexican taxing authority, for approximately $23 million related to 2001, including penalties, interest and monetary correction. The SAT’s assessment claims unpaid taxes related to services performed among our subsidiaries. We believe under the Mexico and U.S. double taxation treaty that these services are not taxable and that the tax assessment itself is invalid. We have filed a petition in Mexican court to set aside the assessment as invalid. We believe that our position is supported by law and intend to vigorously defend our position. However, the ultimate outcome of this litigation and our potential liability from this assessment, if any, cannot be determined at this time.

Off-Balance Sheet Arrangements

We have entered into off-balance sheet arrangements in the normal course of business with customers, vendors and others, which include bank letters of credit to secure performance bonds, performance warranties and operating leases. At March 31, 2007, $23.8 million of our $30 million revolving credit facility with PNC Bank was utilized to support letters of credit to secure performance bonds on existing Pemex contracts.

In the normal course of our business, we provide performance guarantees and warranties under our contracts. Historically, we have not had any significant warranty claims; however, we could be liable for substantial warranty liabilities, if any are incurred, on projects prior to the expiration of the warranty periods.

Contractual Obligations and Capital Expenditures

We have fixed debt service and lease payment obligations under notes payable and operating leases for which we have material contractual cash obligations. Interest rates on our debt vary from the one-month commercial paper rate plus 2.45% to a fixed rate of 9.99% (7.67% to 9.99%) at March 31, 2007, and our average interest rate at March 31, 2007, was 9.78%. The following table summarizes our long-term material contractual cash obligations, including interest payments calculated at the effective interest rate at March 31, 2007, on variable rate debt and the interest rate on our fixed rate debt (in thousands):

	Remainder
	of 2007	2008	2009	2010	2011	Thereafter	Total

Principal and interest payments on debt	$19,073	$19,609	$18,177	$35,354	$48,170	$653	$141,036
Operating leases	1,981	2,337	757	1,879	1,838	7,017	15,809

	$21,054	$21,946	$18,934	$37,233	$50,008	$7,670	$156,845

Our estimated planned capital expenditures for the remainder of 2007 range from approximately $17 million to $20 million and are primarily related to the purchase of equipment currently being rented, vessel improvements required for specific project needs and dry-docks. The actual amount expended will depend upon available funds, work awarded and future operating activity.

Forward-Looking Statements

We operate in a rapidly changing business environment that involves substantial risk and uncertainty. All phases of our operations are subject to a number of uncertainties, risks and other factors, many of which are beyond our control. Any one or a combination of such factors could materially affect the results of our operations and the accuracy of forward-looking statements made by us. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

•	our business is highly cyclical;

•	oil and gas prices are volatile and price declines may affect us;

•	the highly competitive nature of the marine construction business;

•	seasonality of the offshore construction industry in the U.S. Gulf of Mexico;

•	operating hazards, including the unpredictable effect of natural occurrences on operations, such as hurricanes and other hazards associated with maritime activities, and the significant possibility of accidents resulting in personal injury and property damage;

•	risks involved in the expansion of our operations into international offshore oil and gas producing areas;

•	our ability to obtain and retain highly skilled personnel;

•	extreme weather conditions may adversely impact our operations;

•	contract bidding risks, including those involved in performing projects on a fixed-price basis and extra work performed outside the original scope of work, and the successful negotiation and collection of contract claims for such extra work;

•	our dependence on continued strong working relationships with significant customers operating in the Gulf of Mexico;

•	percentage-of-completion accounting;

•	estimates and assumptions that we use to prepare our financial statements;

•	the continued active participation of our executive officers and key operating personnel;

•	the effect on our performance from regulatory programs and environmental matters;

•	our international operations are subject to the U.S. Foreign Corrupt Practices Act;

•	our ability to fund working capital requirements;

•	limitations on our operating and financial flexibility because of restrictive covenants in our debt instruments;

•	our ability to obtain performance bonds and letters of credit if required to secure our performance under new international contracts;

•	the potential impairment of our assets in the future; and

•	a possible terrorist attack or armed conflict.

These and other uncertainties related to the business are described in detail under the heading “Risk Factors” in our 2006 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk interest rates, concentration of credit and foreign currency exchange rates for construction services, as detailed below. The following sections address the significant market risks associated with our financial activities for the three months ended March 31, 2007. Our exposure to market risk, as discussed below, includes “forward-looking statements” and represents estimates of possible changes in fair values, future earnings or cash flows that would occur, assuming hypothetical future movements in interest rates or foreign currency exchange rates.

Interest Rate Risk

As of March 31, 2007, the carrying value of our debt, including accrued interest, was approximately $111.0 million. The fair value of this debt approximates the carrying value because the interest rates on our variable rate debt are based on floating rates established by reference to market rates and interest rates on our fixed rate debt approximates the rates at which we can currently borrow. Our average interest rate at March 31, 2007, was 9.78%. We have $14.2 million aggregate principal amount of 8% Subordinated Notes at a fixed 8% interest rate and a $24.5 million term loan at a fixed 8.55% interest rate. We have also fixed approximately $30.8 million of our variable rate debt at 9.99% through an interest rate swap. A hypothetical 1% increase in the applicable floating interest rates as of March 31, 2007 would increase our annual interest expense by approximately $0.4 million.

We entered into an interest rate swap agreement with PNC Bank in May 2006 to minimize earnings fluctuations caused by interest rate volatility associated with our variable rate debt. The interest rate swap agreement effectively converts the variable interest rate on approximately $30.8 million of our debt at March 31, 2007 into fixed rate debt with a 9.99% interest rate. We did not enter into this agreement for speculative or trading purposes. Depending on interest rate fluctuations, our interest rate exposure and its related impact on interest expense and net cash flow may increase or decrease. The fair value of the interest rate swap agreement is the estimated amount that we would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the credit worthiness of the counter party. At March 31, 2007 and December 31, 2006, the fair value of the derivative instrument was negative and was recorded as a liability of approximately $337,000 and $291,000, net of tax benefits of $181,000 and $157,000, respectively, in accordance with SFAS No. 133. This liability is reflected in other liabilities in the accompanying consolidated balance sheets at March 31, 2007 and December 31, 2006.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents include interest bearing demand deposits and highly liquid investments with original maturities of three months or less. Short-term investments include municipal bonds and auction rate securities. We control our exposure to credit risk associated with these instruments by placing our financial interests with credit-worthy financial institutions and generally performing services for national oil companies, major and independent oil and gas companies, energy companies and their affiliates. The concentration of customers in the energy industry may impact our overall credit exposure, either positively or negatively, since these customers may be similarly affected by changes in economic or other conditions. We had a total of three customers who accounted for 88% and 75% of total billed and unbilled receivables as of March 31, 2007 and December 31, 2006, respectively. No other single customer accounted for more than 10% of accounts receivable as of March 31, 2007 and December 31, 2006.

Foreign Currency Risk

We operate in international areas and are therefore subject to market risk for changes in foreign exchange rates. We are exposed to foreign currency risk from foreign currency denominated monetary assets, receivables and payables. We collect certain revenues and pay certain local expenses in foreign currency. In the first quarter of 2007, our primary net foreign currency exposure related to the Mexican peso, which is unhedged. We manage foreign currency risk by attempting to contract as much foreign revenue as possible in U.S. dollars. All of our revenues from foreign contracts, except for a portion generated from our contracts with Pemex, are denominated in U.S. dollars. Also, a significant amount of local foreign expenses are also denominated in U.S. dollars. We monitor the exchange rate of our foreign currencies in order to mitigate the risk from foreign currency fluctuations. We receive payment in foreign currency for our Pemex receivables in Mexico equivalent to the U.S. dollars billed, which is converted to U.S. dollars on that day or the day following payment. We recognized a $(280,000) net foreign currency loss due to revaluation of foreign currency denominated assets and liabilities and the conversion of Mexican pesos to U.S. dollars received on our Pemex receivables for the three months ended March 31, 2007. Additional exposure could occur if we perform more international contracts.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this quarterly report, were effective in ensuring that the information required to be included in reports we file or submit to the Securities and Exchange Commission (the SEC) under the Exchange Act is recorded, processed, summarized and reported to timely alert them to material information relating to us. There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Item 1A, “Risk Factors” of our 2006 Form 10-K, includes a detailed discussion of our risk factors. This information should be read in conjunction with the risk factors and information disclosed in our 2006 Form 10-K.

Item 6.	Exhibits

Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed September 19, 2005)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 18, 2006)
3.3	Bylaws of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed September 19, 2005)
4.1	Specimen of Common Stock Certificate (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 18, 2006)
10.1	Fourth Amendment to Revolving Credit and Security Agreement, dated and effective as of April 4, 2007, by and between Horizon Offshore, Inc., Horizon Offshore Contractors, Inc., HOC Offshore, S. de R.L. de C.V., Horizon Marine Contractors (Malaysia) Sdn. Bhd., PT Horizon Offshore Indonesia, Horizon Marine Construction (Mauritius) Ltd., Horizon Marine Construction Ltd. and PNC Bank, National Association, as agent and lender (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 5, 2007)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON OFFSHORE, INC.

By:	/s/ Ronald D. Mogel
Ronald D. Mogel
Vice President and Chief Financial Officer

Date: May 10, 2007

INDEX TO EXHIBITS

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed September 19, 2005)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 18, 2006)
3.3	Bylaws of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed September 19, 2005)
4.1	Specimen of Common Stock Certificate (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 18, 2006)
10.1	Fourth Amendment to Revolving Credit and Security Agreement, dated and effective as of April 4, 2007, by and between Horizon Offshore, Inc., Horizon Offshore Contractors, Inc., HOC Offshore, S. de R.L. de C.V., Horizon Marine Contractors (Malaysia) Sdn. Bhd., PT Horizon Offshore Indonesia, Horizon Marine Construction (Mauritius) Ltd., Horizon Marine Construction Ltd. and PNC Bank, National Association, as agent and lender (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 5, 2007)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)