Form 10-Q
period 2007-06-30
HORIZON OFFSHORE INC
filed 2007-08-07
CIK 1051431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock, $0.00001 par value per share, outstanding as of August 1, 2007 was 32,614,215.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81,860	$96,890
Short-term investments	19,125	—
Restricted cash	9,543	9,325
Accounts receivable —
Contract receivables	102,735	72,231
Costs in excess of billings	100,914	112,836
Other	3,244	2,773
Income tax receivable	1,040	5,040
Other current assets	3,462	8,140

Total current assets	321,923	307,235
PROPERTY AND EQUIPMENT, net	199,260	197,409
CONTRACT RECEIVABLES, long-term	13,851	—
OTHER ASSETS, net	16,198	18,375

	$551,232	$523,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,975	$15,160
Accrued liabilities	13,877	8,130
Accrued job costs	77,713	56,782
Billings in excess of costs	19,559	2,632
Current maturities of long-term debt	13,837	14,813
Current taxes payable	7,155	5,195

Total current liabilities	150,116	102,712
LONG-TERM DEBT, net of current maturities	78,817	85,495
SUBORDINATED NOTES	14,466	13,904
OTHER LIABILITIES	436	924
DEFERRED INCOME TAXES	12,429	22,649

Total liabilities	256,264	225,684
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.00001 par value, 100,000,000 shares authorized, 32,697,655 and 32,395,258 shares issued and outstanding, respectively	—	—
Additional paid-in capital	420,812	419,392
Accumulated deficit	(125,732)	(121,766)
Accumulated other comprehensive loss	(112)	(291)

Total stockholders’ equity	294,968	297,335

	$551,232	$523,019

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except share and per share data)
CONTRACT REVENUES	$117,351	$156,940	$204,066	$286,885
COST OF CONTRACT REVENUES	116,429	117,654	189,958	209,208

Gross profit	922	39,286	14,108	77,677
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,267	9,065	16,096	17,323
GAIN ON INSURANCE SETTLEMENT	—	(14,300)	—	(14,300)
RESERVE FOR CLAIMS AND RECEIVABLES	—	18,458	—	18,458

Operating income (loss)	(7,345)	26,063	(1,988)	56,196
OTHER:
Interest expense	(3,009)	(3,540)	(5,705)	(7,625)
Interest income	882	399	1,768	792
Loss on debt extinguishment	—	—	—	(2,402)
Other income (expense), net	274	(12)	15	(37)

INCOME (LOSS) BEFORE INCOME TAXES	(9,198)	22,910	(5,910)	46,924
INCOME TAX PROVISION (BENEFIT)	(2,963)	6,040	(1,944)	14,583

NET INCOME (LOSS)	$(6,235)	$16,870	$(3,966)	$32,341

EARNINGS (LOSS) PER SHARE — BASIC AND DILUTED:
Net income (loss) per share — basic	$(0.19)	$0.57	$(0.12)	$1.09

Net income (loss) per share — diluted	$(0.19)	$0.55	$(0.12)	$1.06

WEIGHTED AVERAGE SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
BASIC	31,981,449	29,604,003	31,919,522	29,582,058
DILUTED	31,981,449	30,419,709	31,919,522	30,397,567
The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,966)	$32,341
Adjustments to reconcile net income (loss) to net cash provided by operating activities —
Depreciation and amortization	11,629	13,034
Gain on insurance settlement	—	(14,300)
Net gain on sale of assets	—	(25)
Reserve for claims and receivables	—	18,458
Deferred income taxes	(10,326)	4,863
Paid in-kind interest on subordinated notes and related party term debt	562	842
Amortization of deferred loan fees recorded as interest expense	281	518
Stock-based compensation expense	2,105	4,430
Loss on debt extinguishment	—	2,402
Changes in operating assets and liabilities —
Restricted cash	(218)	2,280
Accounts receivable	(40,826)	(24,791)
Costs in excess of billings	11,922	(35,933)
Billings in excess of costs	16,927	(4,671)
Other assets	2,779	447
Accounts payable	2,815	(1,983)
Accrued and other liabilities	4,543	278
Accrued job costs	20,931	5,042
Current taxes payable	1,960	1,697

Net cash provided by operating activities	21,118	4,929
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and additions to property and equipment	(9,869)	(15,750)
Proceeds from sale of assets	500	25
Purchases of short-term investments	(39,150)	—
Sales of short-term investments	20,025	—

Net cash used in investing activities	(28,494)	(15,725)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term debt	(7,654)	(12,730)
Principal payments under related party term debt	—	(548)
Deferred loan fees	—	(403)
Proceeds from issuance of common and preferred stock, net	—	38,561
Stock option transactions	—	8

Net cash provided by (used in) financing activities	(7,654)	24,888

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,030)	14,092
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	96,890	42,960

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,860	$57,052

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$4,979	$6,381
Cash paid for income taxes	$6,423	$8,023
Cash refund for income taxes	$4,000	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures for property and equipment included in accrued liabilities	$1,183	$3,507
Repayment of debt and accrued interest with proceeds of additional debt	$—	$74,679
Purchase of vessel with long-term debt	$—	$11,000
Payment of deferred loan fees, closing costs and fees through issuance of term debt	$—	$2,721
The accompanying notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND BASIS OF PRESENTATION:
     Horizon Offshore, Inc., a Delaware corporation, and its subsidiaries (references to “Horizon”, “company,” “we,” “our” or “us” are intended to refer to Horizon Offshore, Inc. and its subsidiaries) provide marine construction services for the offshore oil and gas and other energy related industries. During the six months ended June 30, 2007, we provided construction services domestically in the U.S. Gulf of Mexico and the Northeast U.S., and internationally in our Latin America, West Africa and Southeast Asia/Mediterranean geographic segments. These services primarily consist of laying, burying or repairing marine pipelines for the transportation of oil and gas; providing hook-up and commissioning services; and installing and salvaging production platforms and other marine structures. Our projects are performed on a fixed-price basis or a combination of a fixed-price and day-rate basis in the case of extra work to be performed under the contract. From time to time, we may also perform projects on a cost-reimbursement and/or day-rate basis.
     The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the company’s financial position as of June 30, 2007 and December 31, 2006, the statements of operations for the three and six months ended June 30, 2007 and 2006, and the statements of cash flows for the six months ended June 30, 2007 and 2006. Although management believes the unaudited interim disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the “SEC”).
     The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire year. The unaudited consolidated interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
   Proposed Merger
     On June 11, 2007, we entered into a definitive agreement (the “Merger Agreement”) with Cal Dive International, Inc. (“Cal Dive”) under which Horizon has agreed to merge into Cal Dive Acquisition LLC, a wholly-owned subsidiary of Cal Dive, in exchange for cash and common stock of Cal Dive. As a result, Horizon will become a wholly-owned subsidiary of Cal Dive. Under the terms of the Merger Agreement, Horizon stockholders will receive 0.625 shares of Cal Dive common stock and $9.25 in cash for each share of Horizon common stock outstanding, plus additional cash for any fractional share.

     The merger is conditioned upon, among other things, the approval of our stockholders, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary regulatory approvals. On July 27, 2007, we filed our Hart-Scott-Rodino Notification and Report Form with the Antitrust Division of the Department of Justice and the Federal Trade Commission. We expect the merger to be completed in the fourth quarter of 2007.
     We expect to file a preliminary proxy statement with the SEC in the near future. We will also announce the record date and time for determining stockholders entitled to notice of and to vote at a special meeting of stockholders when our board of directors establishes these dates. Investors and security holders are advised to read the definitive proxy statement when it becomes available, because it will contain important information about the proposed transaction and the parties thereto.
2. PEMEX CONTRACTS:
     During the second quarter of 2007, we recognized a loss of approximately $(29.9) million on our two current Petróleos Mexicanos (“Pemex”) contracts. This amount includes a provision for a total loss of $(2.9) million on the first of the two Pemex contracts we are currently performing. The loss relates to deteriorations of approximately $(35.2) million in the estimated profit at completion for these two projects during the second quarter of 2007. Additional estimated costs to complete the projects and reductions in revenue estimates on the projects caused our revenues related to the Pemex contracts to be negative under the percentage-of-completion method for the quarter ended June 30, 2007. The deterioration was caused by the combined effect of the factors described below.
•	We experienced a number of operating inefficiencies including delays in mobilization of the Texas Horizon (due in large part to delays in certifications of diving subcontractor equipment), mechanical downtime and repair of a pipeline valve. These delays resulted in extended commitments to several contractors causing additional third party costs. Also, Pemex reduced the original scope of work under our second contract during the second quarter of 2007.

•	Unusually adverse weather conditions during the summer construction season offshore Mexico in the Bay of Campeche prevented us from performing weather sensitive operations for much of the latter half of the quarter. These adverse weather conditions did not result in official port closures and do not qualify for weather-related downtime compensation.

•	Poor productivity of diving subcontractors and excessive mechanical downtime of a subcontracted diving support vessel have also caused substantial delays. The standby time incurred by the diving subcontractors that resulted in extended schedules and the standby time incurred by our equipment spread while these subcontractors were delayed resulted in increased costs. Although we have not included any estimated recovery in the second quarter results, we intend to exercise our contractual rights against these subcontractors.

•	Pemex has evaluated certain extra work claims and disputed a verbally approved change order, resulting in reductions to previously recognized revenue. We believe the disputed extra work claims are valid under the Pemex contracts, and we intend to pursue collection from Pemex. Also, in July 2007, Pemex formally disputed several claims related to weather and interference delays that had been recognized in prior periods. As a result, we revised our estimated recovery on these claims. We believe our claims are valid and intend to continue to pursue collection. Additionally, we are currently working outside the scheduled completion dates under the Pemex contracts and are potentially subject to late completion penalties unless contract extensions are obtained covering out-of-contract periods. Although several formal extensions have been obtained and others are pending, we reduced our revenue to reserve for estimated potential penalties. Some penalties have already been assessed but could be recovered as a result of approved extensions. We believe that we will receive contract extensions and additional penalties will not be assessed. See Note 9.
3. ACCOUNTS RECEIVABLE:
     We have significant investments in billed and unbilled receivables as of June 30, 2007 and December 31, 2006. There was no allowance for doubtful accounts as of these balance sheet dates. The majority of these receivables relate to several large, longer duration contracts for projects outside of the U.S. Gulf of Mexico, where contracts are typically smaller and of shorter duration. Long-term contract receivables of $13.9 million at June 30, 2007 represent retainage related to the West Africa Gas Pipeline project that we do not expect to collect within the next twelve months.
     Unbilled receivables, which are included in costs in excess of billings in the accompanying consolidated financial statements, arise as revenues are recognized under the percentage-of-completion method. As of June 30, 2007, we had approximately $100.9 million of unbilled receivables compared to $112.8 million at December 31, 2006. These significant unbilled receivables primarily relate to our Pemex projects offshore Mexico and the West Africa Gas Pipeline project. Under the Pemex contracts, we have unbilled receivables of approximately $71.5 million. Pursuant to these contracts with Pemex, we must fully complete certain milestones before an invoice for the work performed can be issued. However, we have not been able to bill a large portion of the unbilled receivables due to delays in completing these milestones. Additionally, milestones completed outside the original timeframes of the Pemex contracts are subject to penalties for late completion, and we generally negotiate contract extensions before invoicing. We have received contract extensions on our second contract with Pemex through April 25, 2007 and have received a verbal agreement to further extend the second Pemex contract to August 2007. Accordingly, as of June 30, 2007, we had not billed for our work during April, May or June. We expect to receive the formal contract extensions to August 2007 during the third quarter and to invoice all approved work and completed milestones under the Pemex contracts through July 31, 2007 in the third quarter. Also included in unbilled receivables are extra work claims under the Pemex contracts. Under the West Africa Gas Pipeline contract, we have unbilled receivables of approximately $21.1 million primarily for costs incurred in connection with damage to the 20” main trunk line of the pipeline by a third party that occurred in the first quarter of 2007 and for unapproved change orders due to additional work scope and weather delays. We will issue billings for the extra work upon the receipt of approved change orders from Pemex and the West Africa Gas Pipeline Company.
     As of June 30, 2007 and December 31, 2006, we had a total of three customers which accounted for 67% and 75%, respectively, of total billed and unbilled receivables. No other single customer accounted for more than 10% of accounts receivable as of June 30, 2007 and December 31, 2006.
     On August 4, 2006, we received notification that an arbitral panel in Mexico rejected our claims against Pemex. We reserved $18.5 million for the remaining carrying value of our outstanding claims against Pemex during the quarter ended June 30, 2006. During the quarter ended September 30, 2006, we wrote-off the total $51.6 million included in costs in excess of billings related to the Pemex claims against the allowance for doubtful accounts.
4. NOTES PAYABLE:
     Notes payable consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Term loan payable to the CIT Group Equipment/Financing Inc., due March 9, 2011	$58,904	$64,304
Term loan payable to General Electric Credit Corporation of Tennessee, due January 1, 2011	23,920	25,000
Term loan payable to GE Capital Corporation, due January 1, 2012	5,678	6,246
Term loan payable to GE Capital Corporation, due June 29, 2011	4,152	4,758
8% Subordinated Notes, due on March 31, 2010	14,466	13,904
$30 million revolving credit facility with PNC Bank, N.A., maturing April 28, 2011	—	—

Total debt	$107,120	$114,212

Current maturities of long-term debt	$13,837	$14,813

Long-term debt, net of current maturities	$78,817	$85,495

Subordinated notes	$14,466	$13,904

     At June 30, 2007, we had no borrowings outstanding under our revolving credit facility. At June 30, 2007, $23.8 million of letters of credit were outstanding under the facility. Any outstanding letters of credit are deducted from the borrowing availability under the facility. Advances are obtained in accordance with a borrowing base, which is calculated as a percentage of accounts receivable balances and costs in excess of billings. Based upon the borrowing base calculation, we had $6.2 million of borrowing capacity available after utilizing the facility to support letters of credit.
     At June 30, 2007, our average interest rate was 9.78% per annum. Interest rates for our outstanding debt vary from the one-month commercial paper rate plus 2.45% to a fixed rate of 9.99% (7.68% to 9.99%) at June 30, 2007. Our term-debt borrowings require approximately $1.2 million in total monthly principal payments.
     Substantially all of our assets are pledged as collateral to secure our indebtedness. Our loans contain customary default and cross-default provisions, including change of control provisions, and covenants restricting our ability to issue additional capital stock, create additional liens, incur additional indebtedness, enter into affiliate transactions, dispose of assets, make investments and pay dividends.

We are also required to maintain certain financial ratios at quarterly determination dates. At June 30, 2007, we were in compliance with all the financial covenants required by our loan and credit facilities.
5. STOCKHOLDERS’ EQUITY:
   Earnings Per Share
     The following table presents information necessary to calculate earnings per share for the three and six months ended June 30, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss)	$(6,235)	$16,870	$(3,966)	$32,341
Average common shares outstanding	31,981	29,604	31,920	29,582

Basic earnings (loss) per share	$(0.19)	$0.57	$(0.12)	$1.09

Average common and dilutive potential common shares outstanding:
Average common shares outstanding	31,981	29,604	31,920	29,582
Unvested restricted stock and assumed exercise of stock options	—	816	—	816

	31,981	30,420	31,920	30,398

Diluted earnings (loss) per share	$(0.19)	$0.55	$(0.12)	$1.06

     As of June 30, 2007, we had outstanding options covering an aggregate of 79,270 shares of common stock, of which all were exercisable, and we had 704,558 shares of unvested restricted stock. Restricted stock grants are legally considered issued and outstanding, but are included in both basic and diluted EPS only to the extent they are vested. Unvested shares are included in the computation of diluted EPS using the treasury stock method. Excluded from the computation of diluted EPS for the three and six months ended June 30, 2007 are options to purchase 79,270 shares of common stock, at a weighted average price of $105.93 and 704,558 shares of unvested restricted stock, as they would be anti-dilutive. Excluded from the computation of diluted EPS for the three and six months ended June 30, 2006 are options to purchase 117,562 shares of common stock, at a weighted average price of $131.86, respectively, as the exercise price is greater than the average market price.
   Stock Plans
     Our Horizon Offshore, Inc. 2005 Stock Incentive Plan, as amended (the “2005 Incentive Plan”), provides for the issuance of 2.8 million shares of our common stock. The 2005 Incentive Plan will remain in effect until all awards granted thereunder have been satisfied. The 2005 Incentive Plan provides for grants of a variety of equity incentives, including stock options, restricted stock and stock appreciation rights, to officers, other employees and certain non-employee consultants. The compensation committee of the board of directors establishes the terms of the equity awards (including vesting schedules which is generally three years). At June 30, 2007, we had 1,361,942 shares of common stock remaining for issuance under the 2005 Incentive Plan. No additional grants will be made under previously existing stock-based compensation plans.
     Our Horizon Offshore, Inc. 2006 Director Stock Plan (the “2006 Director Stock Plan”) provides for the issuance of 150,000 shares of our common stock. The 2006 Director Stock Plan will remain in effect until August 2, 2016. The 2006 Director Stock Plan provides for grants of stock to each of our four eligible non-employee directors, with or without restrictions, each having an aggregate value of up to $100,000 following each annual meeting of stockholders and upon joining our board if other than by election at an annual meeting of stockholders. The compensation committee of the board of directors establishes the terms of the stock awards (including vesting schedules which is generally one year). On May 24, 2007, the day following our annual meeting of stockholders held on May 23, 2007, we issued 4,529 shares of restricted stock to each of our independent directors. At June 30, 2007, we had 111,884 shares of common stock remaining for issuance under the 2006 Director Stock Plan.
   Stock-Based Compensation
     Our pre-tax compensation cost for stock-based employee compensation was approximately $1.0 million and $2.1 million for the three and six months ended June 30, 2007, respectively, and approximately $2.3 million and $4.4 million for the three and six months ended June 30, 2006, respectively. The related tax benefits recognized for these costs for the three and six months ended June 30, 2007 was approximately $0.3 million and $0.7 million, respectively, and for the three and six months ended June 30, 2006 was approximately $0.7 million and $1.4 million, respectively. We recognized stock-based compensation cost included in the accompanying consolidated statements of operations (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of contract revenues	$—	$0.3	$—	$0.5
Selling, general and administrative expenses	1.0	2.0	2.1	3.9

	$1.0	$2.3	$2.1	$4.4

     We recognized stock-based compensation related to our stock option awards of $26,000 and $235,000 for the three and six months ended June 30, 2007 and $190,000 and $221,000 for the three and six months ended June 30, 2006, respectively. We did not grant any stock options during the six months ended June 30, 2007. There was no unrecognized compensation cost related to stock options as of June 30, 2007.
     Stock-based compensation related to restricted stock was $0.9 million and $1.9 million for the three and six months ended June 30, 2007 and $2.1 million and $4.2 million for the three and six months ended June 30, 2006, respectively. At June 30, 2007, $3.4 million of total unrecognized compensation cost related to the unvested portion of the restricted stock awards is expected to be recognized over a weighted average period of 1 year.
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
7. INCOME TAXES:
     We use the liability method of accounting for income taxes. For the six months ended June 30, 2007, we recorded an income tax benefit of $(1.9) million, at an effective rate of 32.9% on a pre-tax loss from continuing operations of $(5.9) million. For the six months ended June 30, 2006, we recorded an income tax provision of $14.6 million, at an effective rate of 31.1% on pre-tax income from continuing operations of $46.9 million. The difference in the statutory rate and the effective rate for the six months ended June 30, 2007 relates to income generated in foreign tax jurisdictions at lower tax rates, offset by estimated state income tax expense expected to be paid on our work in the Northeast U.S. The difference in the statutory rate and the effective rate for the quarter ended June 30, 2006 relates to the impact of the settlement of the Gulf Horizon insurance claim on June 30, 2006.
     We do not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations.
     We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) as of January 1, 2007. We have not recorded any reserves for uncertain income tax positions pursuant to FIN 48. There were no unrecognized tax benefits as of June 30, 2007. We do not expect to recognize significant increases or decreases in unrecognized tax benefits during the year ended December 31, 2007. In accordance with our accounting policy, we will recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. For the six months ended June 30, 2007 and 2006, we did not accrue any tax related interest and penalties. Our 2003 through 2005 federal income tax returns (we have filed an extension for 2006) are subject to audit by the Internal Revenue Service. Various state, local and foreign income tax returns are also subject to examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.
8. RELATED PARTY TRANSACTIONS:
     Cal Dive provides subcontractor manned diving services to us and our customers. During the six months ended June 30, 2007, Cal Dive billed us $9.8 million, and we paid Cal Dive $5.8 million for diving services.
     In August 1998, we entered into a master services agreement with Odyssea Marine, Inc. (“Odyssea”), an entity wholly-owned by Elliott Associates, L.P. and Elliott International, L.P. (collectively, the “Elliott Companies”), to charter certain marine vessels from Odyssea. The Elliott Companies were significant stockholders of our outstanding common stock during 2006. Based on their SEC filings during 2006, the Elliott Companies are no longer 5% beneficial owners of our common stock. As of December 31, 2006, we owed Odyssea $6.4 million for charter services. During the six months ended June 30, 2006, Odyssea billed Horizon $9.2 million and Horizon paid Odyssea $8.5 million for services rendered under the master services agreement.
     At December 31, 2006, Elliott Associates, L.P. held approximately $4.9 million of the remaining $13.9 million of outstanding 8% Subordinated Notes. During the six months ended June 30, 2006, we issued additional notes for paid-in kind interest on our 8% Subordinated Notes to Elliott Associates, L.P. of $0.2 million.

9. COMMITMENTS AND CONTINGENCIES:
   Litigation
     On June 13, 2007, two putative shareholder derivative lawsuits were filed in state district court in Harris County, Texas relating to our proposed merger transaction with Cal Dive; Edward Fritsche ex rel. Horizon Offshore, Inc. v. John T. Mills, et al., Cause No. 2007-35288 (61st State District Court); Edith Olanoff ex rel. Horizon Offshore, Inc. v. John T. Mills, et al., Cause No. 2007-36084 (80th State District Court). These two lawsuits are substantially similar and are brought against the members of our board of directors and Cal Dive. Both also name Horizon as a “nominal defendant,” as is customary in putative derivative lawsuits. The plaintiffs allege, among other things, that our board of directors breached its fiduciary duty by utilizing a defective sales process in connection with our proposed acquisition by Cal Dive. As currently pleaded, neither lawsuit seeks to recover money damages. However, even though no application for a temporary restraining order or a temporary injunction has yet been filed, both seek to enjoin the merger process. Only one of the lawsuits (Fritsche) has actually been served upon Horizon or any of the other defendants. We have filed a response denying the allegations and asserting, among other things, that the plaintiffs did not have standing to bring this action. No hearing or trial has been set.
     We are involved in various routine legal proceedings primarily involving claims for personal injury under the Jones Act and general maritime laws, which we believe are incidental to the conduct of our business. We believe that none of these proceedings, if adversely determined, would have a material adverse effect on our business or financial condition.
   Contractual Disputes — Unasserted Claims for Penalties Resulting from Contract Delays
     Many of our large international contracts contain specific completion schedule requirements that require us to pay penalties or liquidated damages in the event that the completion schedules are not met. We may not be able to meet completion schedules as the result of circumstances that are beyond our control. Our exposures under these penalty provisions are generally based on a percentage of the remaining contract value for work which will be completed outside of the completion schedule requirements, up to maximum amounts generally based on contract values.
     We are currently working outside of the scheduled completion dates of our Pemex contracts. We are therefore potentially subject to late completion penalties unless contract extensions are obtained. Some assessed penalties may be recovered as a result of approved extensions. Our first Pemex contract provides for maximum penalties of approximately $9.0 million and our second Pemex contract provides for maximum penalties of approximately $16 million if we do not receive formal extensions on these contracts through our estimated completion date. However, we believe the likelihood of incurring the maximum penalties is remote. Although we have received several formal extensions and others are pending, we reserved $3.3 million for estimated potential penalties during the quarter ended June 30, 2007.
   Tax Assessment
     During the fourth quarter of 2006, we received a tax assessment from the Servicio de Administracion Tributaria (“SAT”), the Mexican taxing authority, for approximately $23 million related to 2001, including penalties, interest and monetary correction. The SAT’s assessment claims unpaid taxes related to services performed among our subsidiaries. We believe under the Mexico and U.S. double taxation treaty that these services are not taxable and that the tax assessment itself is invalid. We have filed a petition in Mexican court to set aside the assessment as invalid. We believe that our position is supported by law and intend to vigorously defend our position. However, the ultimate outcome of this litigation and our potential liability from this assessment, if any, cannot be determined at this time. Accordingly, no accrual has been recorded at June 30, 2007 in the accompanying consolidated financial statements.
   Letters of Credit
     At June 30, 2007, we utilized $23.8 million of our $30 million revolving credit facility to support outstanding letters of credit that secured performance bonds on existing Pemex contracts.

   Capital Expenditures
     Our estimated planned capital expenditures for the remainder of 2007 range from approximately $7 million to $9 million and are primarily related to the purchase of equipment currently being rented and vessel improvements required for specific project needs. The actual amount expended will depend upon available funds, work awarded and future operating activity.
   Warranties
     In the normal course of our business, we provide performance guarantees and warranties under our contracts. Historically, we have not had any significant warranty claims; however, we could be liable for substantial warranty liabilities, if any are incurred, on projects prior to the expiration of the warranty periods.
10. RECENT ACCOUNTING PRONOUNCEMENTS:
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. SFAS No. 157 also applies under other accounting standards that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurement. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting SFAS No. 157 on our financial statements.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS 159 permits all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value, with changes in fair value recognized in earnings as they occur. SFAS 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. The provisions of SFAS 159 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting SFAS No. 159 on our financial statements.
11. GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS:
     Horizon operates in a single industry segment, the marine construction services industry. Our domestic geographic segment has primarily consisted of work in the U.S. Gulf of Mexico. We are currently performing a significant project in the Northeast U.S. offshore Massachusetts that began in 2007, which is included in our domestic geographic segment. Geographic information relating to Horizon’s operations follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Domestic	$85.6	$66.6	$108.9	$139.8
Latin America	5.8	70.0	57.7	80.2
West Africa	15.7	19.5	21.9	62.2
Southeast Asia/Mediterranean	10.3	0.8	15.6	4.7

Total	$117.4	$156.9	$204.1	$286.9

Gross Profit:
Domestic	$19.8	$26.4	$24.3	$53.8
Latin America	(25.1)	19.9	(9.5)	19.9
West Africa	(0.1)	(6.8)	(8.8)	1.8
Southeast Asia/Mediterranean	6.3	(0.2)	8.1	2.2

Total	$0.9	$39.3	$14.1	$77.7

	As of
	June 30,	December 31,
	2007	2006
Property and Equipment(1):
Domestic	$138.6	$121.1
Latin America	25.0	39.4
West Africa	0.3	0.3
Southeast Asia/Mediterranean	35.4	36.6

Total	$199.3	$197.4

(1)	Property and equipment includes vessels, property and related marine equipment. Amounts reflect the location of the assets at June 30, 2007 and December 31, 2006. Equipment location changes as necessary to meet working requirements. Other identifiable assets include inventory and other long-term assets, and are primarily located in the domestic region.

     Customers accounting for more than 10% of consolidated revenues for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2007	2006	2007	2006
Customer A	49%	—	29%	—
Customer B	(2)%	35%	21%	23%
Customer C	13%	12%	11%	22%
Customer D	10%	—	6%	—
Customer E	1%	17%	1%	15%
Customer F	—	4%	—	10%
     The amount of revenue accounted for by a customer depends on the level of construction services we perform for the customer, which is based on the size of its capital expenditure budget and our ability to bid for and obtain the work. Consequently, customers who account for a significant portion of contract revenues in one period may represent an immaterial portion of contract revenues in subsequent periods. Our West Africa geographic segment revenues are currently derived from one customer, West Africa Gas Pipeline Company. We currently have no assets located in our West Africa geographic segment, and at this time, we do not have any future projects scheduled in West Africa. We generally derive the revenues associated with our Latin America geographic segment from our work offshore Mexico for Pemex, the Mexican national oil company. From time to time we also perform work for customers in other areas of Latin America. Our Southeast Asia/Mediterranean geographic segment revenues are currently derived from one customer, TL Offshore Sdn Bhd, in Southeast Asia.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
     You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors” included in our 2006 Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements.
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
Proposed Merger
     On June 11, 2007, we entered into a definitive agreement (the “Merger Agreement”) with Cal Dive International, Inc. (“Cal Dive”) under which Horizon has agreed to merge into Cal Dive Acquisition LLC, a wholly-owned subsidiary of Cal Dive, in exchange for cash and common stock of Cal Dive. As a result, Horizon will become a wholly-owned subsidiary of Cal Dive. Under the terms of the Merger Agreement, Horizon stockholders will receive 0.625 shares of Cal Dive common stock and $9.25 in cash for each share of Horizon common stock outstanding, plus additional cash for any fractional share.
     The merger is conditioned upon, among other things, the approval of our stockholders, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary regulatory approvals. On July 27, 2007, we filed our Hart-Scott-Rodino Notification and Report Form with the Antitrust Division of the Department of Justice and the Federal Trade Commission. We expect the merger to be completed in the fourth quarter of 2007.
     We expect to file a preliminary proxy statement with the SEC in the near future. We will also announce the record date and time for determining stockholders entitled to notice of and to vote at a special meeting of stockholders when our board of directors establishes these dates. Investors and security holders are advised to read the definitive proxy statement when it becomes available, because it will contain important information about the proposed transaction and the parties thereto.
Overview
     Our results for the second quarter of 2007 were negatively impacted by adverse conditions and project performance issues on two significant projects for Petróleos Mexicanos (“Pemex”) offshore Mexico, which are part of the Ku-Maloob-Zaap project in the Bay of Campeche and consist of the installation of several pipelines and related tie-in and commissioning. These projects are ongoing and are expected to be completed during the third quarter. During the second quarter of 2007, we recognized a loss of approximately $(29.9) million on our Pemex contracts. The loss relates to deteriorations of approximately $(35.2) million in the estimated profit at completion for these two projects during the second quarter of 2007 that were caused by the combined effect of the factors described below.

		(dollars in millions)
•	We experienced a number of operating inefficiencies including delays in mobilization of the Texas Horizon (due in large part to delays in certifications of diving subcontractor equipment), mechanical downtime and repair of a pipeline valve. These delays resulted in extended commitments to several contractors causing additional third party costs. Also, Pemex reduced the original scope of work under our second contract during the second quarter of 2007.	$(5.4)

•	Unusually adverse weather conditions during the summer construction season offshore Mexico in the Bay of Campeche prevented us from performing weather sensitive operations for much of the latter half of the quarter. These adverse weather conditions did not result in official port closures and do not qualify for weather-related downtime compensation.	(6.6)

•	Poor productivity of diving subcontractors and excessive mechanical downtime of a subcontracted diving support vessel have also caused substantial delays. The standby time incurred by the diving subcontractors that resulted in extended schedules and the standby time incurred by our equipment spread while these subcontractors were delayed resulted in increased costs. Although we have not included any estimated

		(dollars in millions)
	recovery in the second quarter results, we intend to exercise our contractual rights against these subcontractors.	(8.4)

•	Pemex has evaluated certain extra work claims and disputed a verbally approved change order, resulting in reductions to previously recognized revenue of $(5.5) million. We believe the disputed extra work claims are valid under the Pemex contracts, and we intend to pursue collection from Pemex. Also, in July 2007, Pemex formally disputed several claims related to weather and interference delays that had been recognized in prior periods. As a result, we revised our estimated recovery on these claims by $(6.0) million. We believe our claims are valid and intend to continue to pursue collection. Additionally, we are currently working outside the scheduled completion dates under the Pemex contracts and are potentially subject to late completion penalties unless contract extensions are obtained covering out-of-contract periods. Although several formal extensions have been obtained and others are pending, we reduced our revenue by $(3.3) million to reserve for estimated potential penalties. Some penalties have already been assessed but could be recovered as a result of approved extensions. We believe that we will receive contract extensions and additional penalties will not be assessed.	(14.8)
Results of Operations
     Information relating to Horizon’s operations follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues:
Domestic	$85.6	$66.6	$108.9	$139.8
Latin America	5.8	70.0	57.7	80.2
West Africa	15.7	19.5	21.9	62.2
Southeast Asia/Mediterranean	10.3	0.8	15.6	4.7

Total	$117.4	$156.9	$204.1	$286.9

Gross Profit:
Domestic	$19.8	$26.4	$24.3	$53.8
Latin America	(25.1)	19.9	(9.5)	19.9
West Africa	(0.1)	(6.8)	(8.8)	1.8
Southeast Asia/Mediterranean	6.3	(0.2)	8.1	2.2

Total	$0.9	$39.3	$14.1	$77.7

Quarter Ended June 30, 2007 Compared to the Quarter Ended June 30, 2006
     Contract Revenues. For the quarter ended June 30, 2007, contract revenues decreased $39.5 million, or 25%, to $117.4 million compared to $156.9 million for the quarter ended June 30, 2006. The decrease in revenues for the second quarter of 2007 is mostly due to a reduction in revenues recognized on projects for Pemex in our Latin America geographic segment compared to the same period last year. During the second quarter of 2006, revenues in Latin America reflected work on the first of our two current projects in the Ku-Maloob-Zaap field that began in 2005 and our second current project that began during the second quarter of 2006. We had substantially completed the work required under these contracts prior to the second quarter of 2007 and previously recognized most of the estimated contract revenues for these projects based upon the percentage-of-completion method. Although we are working to complete the final phases of our two Pemex projects, the amount of associated revenues remaining to be recognized is less than the level of activity and associated revenues than for the second quarter of 2006. In addition, we were unable to work and recognize the remaining revenues on these two projects for much of the second quarter of 2007 due to continued delays caused by poor productivity and standby time related to equipment failures, inefficiencies of diving subcontractors and subcontracted equipment and adverse weather conditions offshore Mexico. In July 2007, Pemex formally disputed several claims related to weather and interference delays that had been recognized in prior periods. Since Pemex disputed these claims before we issued our financial statements, we revised our revenue estimates as of June 30, 2007. Additionally, Pemex disputed a change order that had been verbally approved so we reduced our revenue estimates for this disputed claim. We also reduced our revenue estimates as of June 30, 2007 to reserve for estimated potential completion penalties. The effect of the reduction in our estimated revenues caused our revenues related to the Pemex contracts to be negative under the percentage-of-completion method for the second quarter of 2007. These negative revenues for our Latin America geographic segment were offset by revenues earned on a project offshore Colombia for a branch of a major U.S. oil and gas company that was completed during the second quarter of 2007.
     During the second quarter of 2007, we mobilized two of our vessels to the Northeast U.S. to begin construction on our significant project to lay and bury pipelines along with the associated tie-ins and testing of the pipelines to service the Northeast Gateway Deepwater Port offshore Massachusetts. The deployment of these two vessels from the U.S. Gulf of Mexico to the Northeast U.S. and more moderate construction activity in the U.S. Gulf of Mexico when compared to last year has decreased revenues derived from our operations in the U.S. Gulf of Mexico. However, the results from this significant project in the Northeast U.S. increased revenues in our domestic geographic segment for the second quarter of 2007 compared to the same quarter last year. During 2006, the majority of our projects in the U.S. Gulf of Mexico were for hurricane-related emergency pipeline repair work, which has now been largely completed.

     Our revenues for West Africa during the quarter ended June 30, 2007 primarily relate to our repair work on a large section of the West Africa Gas Pipeline that was damaged by a third party vessel during the first quarter of 2007. This repair work is covered under the customer’s insurance policy. We also continue to work on the final phases of the shore approaches in Ghana under the original contract, which is being performed by subcontracted vessels. Revenues for the second quarter of 2006 also related to this project.
     Our Southeast Asia/Mediterranean revenues for the second quarter of 2007 increased compared with the second quarter of last year because of a charter for the Sea Horizon offshore Malaysia that began in February 2007 and is expected to last through November 2007. The Sea Horizon was re-deployed to Southeast Asia during the second quarter of 2006, and we did not have any vessels located in this geographic area for most of the second quarter of 2006. Our revenues for the second quarter of 2006 reflect recoveries on repair work for a project offshore Israel that was completed in 2005.
     Gross Profit. Gross profit was $0.9 million (0.8% of contract revenues) for the quarter ended June 30, 2007, compared to $39.3 million (25.0% of contract revenues) for the quarter ended June 30, 2006. We recognized a $(29.9) million loss on our two Pemex projects during the second quarter of 2007 due to poor productivity, disputes of change orders and contract claims and penalties. We have incurred significant costs due to equipment inefficiencies and poor productivity of diving subcontractors. The delays and standby time incurred by our spread of equipment while these subcontractors performed their work resulted in increased costs and reduced margins. In addition to these incremental costs, unusually adverse weather conditions in the Bay of Campeche during the latter half of the second quarter of 2007 prohibited us from working as scheduled. We incurred additional third party costs related to our subcontracted equipment and labor for this weather downtime. These adverse weather conditions did not result in official port closures and do not qualify for weather downtime compensation under the contract to offset increased costs.
     Lower levels of offshore construction activity for our domestic geographic segment due to the seasonality of marine construction in the U.S. Gulf of Mexico has placed pressure on pricing and margins on contract bids. In addition, contracts in the U.S. Gulf of Mexico have moved back to fixed-price contracts from the higher margin day-rate contracts for emergency hurricane-related repair work during 2006.
     In West Africa, our repair work on the 20” main line is covered by the customer’s insurance and was performed on a cost-reimbursement basis during the second quarter of 2007. For the quarter ended June 30, 2006, we incurred a $(6.8) million gross loss on the West Africa Gas Pipeline project due to additional costs incurred related to replacing a subcontractor that was not able to complete their scope of work.
     For our Southeast Asia/Mediterranean geographic segment, we had 100% utilization of the Sea Horizon, which was on a charter offshore Malaysia during the second quarter of 2007. During the second quarter of 2006, we incurred a gross loss because we did not have any projects in this geographic area.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.3 million (7.0% of contract revenues) for the second quarter of 2007, compared to $9.1 million (5.8% of contract revenues) for the second quarter of 2006. Due to the decrease in revenues for the second quarter of 2007, selling, general and administrative expenses increased as a percentage of revenues, as compared to the second quarter of 2006. Selling, general and administrative expenses decreased by $0.8 million compared to the same quarter last year because we settled two significant claims in 2006 and legal expenses decreased, and stock-based compensation expense decreased compared to the second quarter of 2006. These decreases were partially offset by increases in labor costs for the second quarter of 2007 and merger related costs in connection with the proposed merger with Cal Dive.
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
     Interest Expense. For the three months ended June 30, 2007, interest expense was $3.0 million, compared to $3.5 million for the three months ended June 30, 2006, as follows (in millions):

	Three months
	Ended June 30,
	2007	2006
Cash paid for interest	$2.5	$2.9
Interest paid in-kind	0.4	0.3
Other non-cash charges, net	0.1	0.3

	$3.0	$3.5

     Other non-cash charges to interest expense primarily consist of amortization of deferred loan fees and accrued and unpaid interest, net. Our total outstanding debt was $107.1 million at June 30, 2007, compared to $131.7 million at June 30, 2006. Cash paid for interest also includes interest charges related to the letters of credit issued under our revolving credit facility.
     Interest Income. Interest income includes interest from cash and short-term investments for the three months ended June 30, 2007 and 2006 of $882,000 and $399,000, respectively. Cash and cash equivalents consist of interest bearing demand deposits and short-term money market investment accounts. Short-term investments consist primarily of municipal bonds and auction rate securities. Interest income increased due to higher average cash and cash investment and short-term investment balances invested at higher interest rates during the second quarter of 2007.
     Other Income (Expense), Net. Other income (expense) for the quarter ended June 30, 2007 primarily consisted of approximately $226,000 of foreign currency gain and $48,000 of net other miscellaneous income generated during the quarter ended June 30, 2007. Other income (expense) for the quarter ended June 30, 2006 primarily consisted of approximately $(118,000) of foreign currency loss, offset by $106,000 of net other miscellaneous income generated during the quarter ended June 30, 2006. The foreign currency gains and losses are primarily due to revaluation of foreign currency denominated assets and liabilities and the conversion of Mexican pesos to U.S. dollars received on our Pemex receivables.
     Income Taxes. We use the liability method of accounting for income taxes. For the quarter ended June 30, 2007, we recorded an income tax benefit of $(3.0) million at an effective rate of 32.2% on a pre-tax loss of $(9.2) million. For the quarter ended June 30, 2006, we recorded an income tax provision of $6.0 million at an effective rate of 26.4% on pre-tax income of $22.9 million. The difference in the statutory rate and the effective rate for the quarter ended June 30, 2007 relates to income generated in foreign tax jurisdictions at lower tax rates, offset by estimated state income tax expense related to our work in the Northeast U.S. The difference in the statutory rate and the effective rate for the quarter ended June 30, 2006 relates to the impact of the settlement of the Gulf Horizon insurance claim on June 30, 2006.
Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
     Contract Revenues. Contract revenues were $204.1 million for the six months ended June 30, 2007, compared to $286.9 million for the six months ended June 30, 2006. The decrease in revenues compared to the same period last year is due to a reduction in revenues earned on our two significant projects for Pemex because of continued delays in completing these two projects, and adjustments to estimated revenue related to disputed change orders and claims and penalties on our Pemex contracts. The decrease in revenues for our domestic operating segment reflects the return to typical seasonality and the more moderate levels of marine construction activity in the U.S. Gulf of Mexico performed under both fixed price and day-rate contracts. In 2006, our work was performed under day-rate contracts that provided higher margins on the unprecedented amount of emergency hurricane-related repair work in the U.S. Gulf of Mexico. Our revenues for West Africa relate to pipeline damage repair work and the remaining work on the final phases of the West Africa Gas Pipeline project compared to the revenues earned on this project for the first six months of 2006. The Sea Horizon was re-deployed to Southeast Asia during the second quarter of 2006 and has worked under a charter offshore Malaysia for most of the first half of 2007.
     Gross Profit. Gross profit was $14.1 million (6.9% of contract revenues) for the six months ended June 30, 2007, compared to $77.7 million (27.1% of contract revenues) for the six months ended June 30, 2006. The decrease in gross profit is primarily due to the combined effect of the adjustments to estimated revenue related to disputed change orders and claims and penalties and increased costs related to poor productivity and adverse weather conditions on our Pemex projects. Our margins under both fixed price and day-rate contracts in the U.S. Gulf of Mexico were lower compared to the first half of 2006. We also recorded an $(8.8) million loss during the first six months of 2007 on the West Africa Gas Pipeline contract.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $16.1 million (7.9% of contract revenues) for the six months ended June 30, 2007, compared with $17.3 million (6.0% of contract revenues) for the first six months of 2006. Selling, general and administrative expenses decreased by $1.2 million compared to the first six months of last year because we incurred less legal expenses and stock-based compensation expense, partially offset by increases in labor costs and costs related to the proposed Cal Dive merger.
     Gain on Insurance Settlement. On June 30, 2006, we settled our claims against the underwriters on the marine hull insurance policy covering physical damage to the Gulf Horizon, and we recorded a $14.3 million gain on the insurance settlement.

     Reserves for claims and receivables. On August 4, 2006, we received notice that the arbitral panel in Mexico handling our Pemex EPC 64 contract claims ruled that the contract precludes recovery for weather related interruptions incurred in connection with the project. As of June 30, 2006, we reserved $18.5 million for the remaining carrying value of these claims.
     Interest Expense. Interest expense was $5.7 million for the six months ended June 30, 2007 and $7.6 million for the six months ended June 30, 2006, as follows (in millions):

	Six Months
	Ended June 30,
	2007	2006
Cash paid for interest	$5.0	$6.4
Interest paid in-kind	0.6	0.8
Other non-cash charges, net	0.1	0.4

	$5.7	$7.6

     Other non-cash charges to interest expense primarily consist of amortization of deferred loan fees, and accrued and unpaid interest. Our total outstanding debt was $107.1 million at June 30, 2007, compared to $131.7 million at June 30, 2006. Cash paid for interest also includes interest charges related to the letters of credit issued under our revolving credit facility.
     Interest Income. Interest income on cash investments for the six months ended June 30, 2007 was $1.8 million compared to $792,000 for the six months ended June 30, 2006. Cash and cash equivalents consist of interest bearing demand deposits and short-term money market investment accounts. Short-term investments consist primarily of municipal bonds and auction rate securities. Interest income increased due to higher average cash and cash investment and short-term investment balances invested at higher interest rates during the second quarter of 2007.
     Loss on Debt Extinguishment. There was no loss on debt extinguishment for the six months ended June 30, 2007. Loss on debt extinguishment was $2.4 million during the first six months of 2006 and was related to the write-off of the unamortized portion of deferred loan fees and a prepayment penalty on our former senior secured term loans prepaid on March 9, 2006.
     Other Income (Expense), Net. Other income (expense) for the six months ended June 30, 2007, primarily consisted of $(55,000) of net foreign currency loss, offset by $70,000 of other miscellaneous income generated during the first half of 2007. Other income (expense) for the six months ended June 30, 2006 primarily consisted of $(198,000) of net foreign currency loss, offset by a $25,000 gain on sale of assets and $136,000 other miscellaneous income generated during the first half of 2006. The foreign currency losses are primarily due to revaluation of foreign currency denominated assets and liabilities and the conversion of Mexican pesos to U.S. dollars received on our Pemex receivables.
     Income Taxes. We use the liability method of accounting for income taxes. For the six months ended June 30, 2007, we recorded an income tax benefit of $(1.9) million, at an effective rate of 32.9% on pre-tax loss from continuing operations of $(5.9) million. For the six months ended June 30, 2006, we recorded an income tax provision of $14.6 million, at an effective rate of 31.1% on pre-tax income from continuing operations of $46.9 million. The difference in the statutory rate and the effective rate for the six months ended June 30, 2007 relates to income generated in foreign tax jurisdictions at lower tax rates, offset by estimated state income tax expense expected to be paid on our work in the Northeast U.S. The difference in the statutory rate and the effective rate for the quarter ended June 30, 2006 relates to the impact of the settlement of the Gulf Horizon insurance claim on June 30, 2006.
Liquidity and Capital Resources
   General
     At June 30, 2007, cash, including short-term investments that we have the ability to quickly liquidate, was approximately $101.0 million compared to approximately $96.9 million as of December 31, 2006. At June 30, 2007, we also had approximately $9.5 million of total restricted cash, including interest received, securing our obligations related to a letter of credit issued in connection with the Israel Electric Corporation contract. Additionally, we have a $30 million revolving credit facility with PNC Bank, National Association (“PNC Bank”). At June 30, 2007, $23.8 million of the facility was utilized to support letters of credit to secure performance bonds on existing Pemex contracts. At June 30, 2007, we had no borrowings outstanding under our revolving credit facility, and based upon the borrowing base calculation, we had approximately $6.2 million of additional borrowing capacity available after utilizing the facility to support letters of credit. We believe that our liquidity should be sufficient to meet our capital and operating requirements.
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
   Working Capital
     As of June 30, 2007, we had working capital of $171.8 million, compared to $204.5 million of working capital at December 31, 2006. As of June 30, 2007, we had approximately $100.9 million of unbilled receivables compared to $112.8 million at December 31, 2006 included in costs in excess of billings in the accompanying consolidated financial statements. Unbilled receivables arise as revenues are recognized under the percentage-of-completion method. These significant unbilled receivables primarily relate to our Pemex projects offshore Mexico and the West Africa Gas Pipeline project. Under the Pemex contracts, we have unbilled receivables of approximately $71.5 million. Pursuant to these contracts with Pemex, we must fully complete certain milestones before an invoice for the work performed can be issued. However, we have not been able to bill a large portion of the unbilled receivables due to delays in completing these milestones. Additionally, milestones completed outside the original timeframes of the Pemex contracts are subject to penalties for late completion, and we generally negotiate contract extensions before invoicing. We have received contract extensions on our second contract with Pemex through April 25, 2007 and have received a verbal agreement to further extend the second Pemex contract to August 2007. Accordingly, as of June 30, 2007, we had not billed for our work during April, May or June. We expect to receive the formal contract extensions to August 2007 during the third quarter and to invoice all approved work and completed milestones under the Pemex contracts through July 31, 2007 in the third quarter. Also included in unbilled receivables are extra work claims under the Pemex contracts. Under the West Africa Gas Pipeline contract, we have unbilled receivables of approximately $21.1 million primarily for costs incurred in connection with damage to the 20” main trunk line of the pipeline by a third party that occurred in the first quarter of 2007 and for unapproved change orders due to additional work scope and weather delays. We will issue billings for the extra work upon the receipt of approved change orders from Pemex and the West Africa Gas Pipeline Company.
   Indebtedness
     At June 30, 2007, we had approximately $107.1 million of total outstanding debt. The outstanding debt at June 30, 2007 represents a decrease of approximately $7.1 million from the amounts outstanding at December 31, 2006 as a result of scheduled debt payments. At June 30, 2007, $13.8 million of our debt is classified as current because of payments due within the next twelve months. Interest rates for our outstanding debt vary from the one-month commercial paper rate plus 2.45% to a fixed rate of 9.99% (7.68% to 9.99%) at June 30, 2007, and our average interest rate at June 30, 2007 was 9.78% per annum.
     Our outstanding debt consists of $92.6 million for four term loan facilities and $14.5 million of 8% Subordinated Notes. We also had $23.8 million of letters of credit outstanding under our $30 million revolving credit facility with PNC Bank at June 30, 2007. Our debt matures beginning March 31, 2010 through January 1, 2012. Our term-debt borrowings require approximately $1.2 million in total monthly principal payments.
     Substantially all of our assets are pledged as collateral to secure our indebtedness. Our loans contain customary default and cross-default provisions, including change of control provisions, and covenants restricting our ability to issue additional capital stock, create additional liens, incur additional indebtedness, enter into affiliate transactions, dispose of assets, make investments and pay dividends. We are also required to maintain certain financial ratios at quarterly determination dates. At June 30, 2007, we were in compliance with all the financial covenants required by our loan and credit facilities.
   Cash Flows
     Cash provided by operations was $21.1 million for the six months ended June 30, 2007 compared to cash provided by operations of $4.9 million for the six months ended June 30, 2006. Cash provided by operations is primarily attributable to the net changes in costs in excess of billings, accrued job costs, billings in excess of costs and contract receivables related to our marine construction activities for the six months ended June 30, 2007. Cash provided by operations for the six months ended June 30, 2006 is primarily attributable to net income of $32.3 million offset by increases in accounts receivable and costs in excess of billings related to the increase in our marine construction activities in 2006 because of the substantial amount of hurricane-related repair work.
     Cash used in investing activities was $(28.5) million for the six months ended June 30, 2007 compared to cash used in investing activities of $(15.7) million for the six months ended June 30, 2006. Cash flows used in investing activities includes $19.1 million of net purchases of short-term investments. Cash used in investing activities for the first half of 2006 is attributable to the acquisition of the Texas Horizon in February 2006.

     Cash used in financing activities was $(7.7) million for the six months ended June 30, 2007 compared to cash provided by financing activities of $24.9 million for the six months ended June 30, 2006. Cash used in financing activities for the six months ended June 30, 2007 related to recurring principal payments on our outstanding debt. Cash provided by financing activities for the six months ended June 30, 2006 related to the net proceeds received from the public offering of our common stock completed on June 28, 2006. The cash provided by financing activities was offset by the monthly installment payments of our term debt and the repayment of $5.0 million under our CIT Group term loan with the proceeds from our public offering.
   Contractual Disputes — Unasserted Claims for Penalties Resulting from Contract Delays
     Many of our large international contracts contain specific completion schedule requirements that require us to pay penalties in the event that the completion schedules are not met. We may not be able to meet completion schedules as the result of circumstances that are beyond our control. Our exposures under these penalty provisions are generally based on a percentage of the remaining contract value for work which will be completed outside of the completion schedule requirements, up to maximum amounts generally based on contract values.
     We are currently working outside of the scheduled completion dates of our Pemex contracts. We are therefore potentially subject to late completion penalties unless contract extensions are obtained. Some assessed penalties may be recovered as a result of approved extensions. Our first Pemex contract provides for maximum penalties of approximately $9.0 million and our second Pemex contract provides for maximum penalties of approximately $16 million if we do not receive formal extensions on these contracts through our estimated completion date. However, we believe the likelihood of incurring the maximum penalties is remote. Although we have received several formal extensions and others are pending, we reserved $3.3 million for estimated potential penalties during the quarter ended June 30, 2007.
   Off-Balance Sheet Arrangements
     We have entered into off-balance sheet arrangements in the normal course of business with customers, vendors and others, which include bank letters of credit to secure performance bonds, performance warranties and operating leases. At June 30, 2007, $23.8 million of our $30 million revolving credit facility with PNC Bank was utilized to support letters of credit to secure performance bonds on existing Pemex contracts.
     In the normal course of our business, we provide performance guarantees and warranties under our contracts. Historically, we have not had any significant warranty claims; however, we could be liable for substantial warranty liabilities, if any are incurred, on projects prior to the expiration of the warranty periods.

   Contractual Obligations and Capital Expenditures
     We have fixed debt service and lease payment obligations under notes payable and operating leases for which we have material contractual cash obligations. Interest rates on our debt vary from the one-month commercial paper rate plus 2.45% to a fixed rate of 9.99% (7.68% to 9.99%) at June 30, 2007, and our average interest rate at June 30, 2007, was 9.78%. The following table summarizes our long-term material contractual cash obligations, including interest payments calculated at the effective interest rate at June 30, 2007, on variable rate debt and the interest rate on our fixed rate debt (in thousands):

	Remainder
	of 2007	2008	2009	2010	2011	Thereafter	Total
Principal and interest payments on debt	$13,088	$19,609	$18,177	$35,354	$48,170	$654	$135,052
Operating leases	1,338	2,361	769	1,879	1,838	7,017	15,202

	$14,426	$21,970	$18,946	$37,233	$50,008	$7,671	$150,254

     Our estimated planned capital expenditures for the remainder of 2007 range from approximately $7 million to $9 million and are primarily related to the purchase of equipment currently being rented and vessel improvements required for specific project needs. The actual amount expended will depend upon available funds, work awarded and future operating activity.
New Accounting Pronouncements
     See Note 10 of our consolidated financial statements included elsewhere in this report.
Critical Accounting Policies and Estimates
     Our accounting policies are described in the notes to our audited consolidated financial statements included in our 2006 Annual Report on Form 10-K. We prepare our financial statements in conformity with GAAP. Our results of operations and financial condition, as reflected in our financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and our customers. We believe the most critical accounting policies in this regard are those described in our 2006 Annual Report on Form 10-K. While these issues require us to make judgments that are somewhat subjective, they are generally based on a significant amount of historical data and current market data. There have been no material changes or developments in authoritative accounting pronouncements or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our 2006 Annual Report on Form 10-K.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risk related to interest rates, concentration of credit and foreign currency exchange rates for our construction services. There were no material changes during the quarter ended June 30, 2007 to the disclosures made in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of our 2006 Form 10-K. Our exposure to market risk includes “forward-looking statements” and represents estimates of possible changes in fair values, future earnings or cash flows that would occur, assuming hypothetical future movements in interest rates or foreign currency exchange rates.
Item 4. Controls and Procedures
     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this quarterly report, were effective in ensuring that the information required to be included in reports we file or submit to the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported to timely alert them to material information relating to us. There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On June 13, 2007, two putative shareholder derivative lawsuits were filed in state district court in Harris County, Texas relating to our proposed merger transaction with Cal Dive; Edward Fritsche ex rel. Horizon Offshore, Inc. v. John T. Mills, et al., Cause No. 2007-35288 (61st State District Court); Edith Olanoff ex rel. Horizon Offshore, Inc. v. John T. Mills, et al., Cause No. 2007-36084 (80th State District Court). These two lawsuits are substantially similar and are brought against the members of our board of directors and Cal Dive. Both also name Horizon as a “nominal defendant,” as is customary in putative derivative lawsuits. The plaintiffs allege, among other things, that our board of directors breached its fiduciary duty by utilizing a defective sales process in connection with our proposed acquisition by Cal Dive. As currently pleaded, neither lawsuit seeks to recover money damages. However, even though no application for a temporary restraining order or a temporary injunction has yet been filed, both seek to enjoin the merger process. Only one of the lawsuits (Fritsche) has actually been served upon Horizon or any of the other defendants. We have filed a response denying the allegations and asserting, among other things, that the plaintiffs did not have standing to bring this action. No hearing or trial has been set.

Item 1A. Risk Factors
     There have been no material changes from the risk factors in Item 1A, “Risk Factors” of our 2006 Form 10-K, which includes a detailed discussion of our risk factors. The information in this report should be read in conjunction with the risk factors and information disclosed in our 2006 Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on May 23, 2007. At the annual meeting, our stockholders were asked to (i) elect five directors, (ii) approve an amendment to the Horizon Offshore, Inc. 2005 Stock Incentive Plan, and (iii) ratify Grant Thornton LLP as our independent registered public accounting firm for 2007. The security holders voted on the three matters transacted at our 2007 annual meeting as follows:
(a)	Each of the following persons was elected as a director of the company:

	For	Withhold Authority
John T. Mills	22,617,098	1,483,183
Charles O. Buckner	23,651,882	448,399
Ken R. LeSuer	23,651,682	448,599
Raymond L. Steele	23,651,702	448,579
David W. Sharp	23,651,962	448,319
(b)	The stockholders approved the amendment to the Horizon Offshore, Inc. 2005 Stock Incentive Plan:

For	Against	Abstentions	Broker Non-Votes

14,566,069	2,159,270	1,593,908	5,781,034

(c)	The stockholders ratified the selection of Grant Thornton LLP as our independent registered public accounting firm for 2007:

For	Against	Abstentions

22,527,871	11,609	1,560,801
Item 6. Exhibits

Exhibits
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed September 19, 2005)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 18, 2006)

3.3	Bylaws of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed September 19, 2005)

4.1	Specimen of Common Stock Certificate (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 18, 2006)

10.1	Horizon Offshore, Inc. 2005 Stock Incentive Plan, as amended and restated as of May 23, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 24, 2007)*

10.2	Agreement and Plan of Merger, dated as of June 11, 2007, by and among Cal Dive International, Inc., Cal Dive Acquisition, LLC and Horizon Offshore, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed June 12, 2007)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

*	Management Contract or Compensatory Plan/Agreement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON OFFSHORE, INC.
By:	/s/ Ronald D. Mogel
Ronald D. Mogel
Vice President and Chief Financial Officer

Date: August 6, 2007

INDEX TO EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed September 19, 2005)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 18, 2006)

3.3	Bylaws of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed September 19, 2005)

4.1	Specimen of Common Stock Certificate (Incorporated by reference to the Company’s Current Report on Form 8-K filed April 18, 2006)

10.1	Horizon Offshore, Inc. 2005 Stock Incentive Plan, as amended and restated as of May 23, 2007 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 24, 2007)*

10.2	Agreement and Plan of Merger, dated as of June 11, 2007, by and among Cal Dive International, Inc., Cal Dive Acquisition, LLC and Horizon Offshore, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed June 12, 2007)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

*	Management Contract or Compensatory Plan/Agreement