Form 10-Q
period 2007-09-30
HORIZON OFFSHORE INC
filed 2007-11-01
CIK 1051431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-16857
HORIZON OFFSHORE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0487309 (I.R.S. Employer Identification No.)

2500 CityWest Boulevard, Suite 2200	77042
Houston, Texas (Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, $0.00001 par value per share, outstanding as of October 30, 2007 was 32,614,215.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94,154	$96,890
Short-term investments	6,225	—
Restricted cash	—	9,325
Accounts receivable —
Contract receivables	135,195	72,231
Costs in excess of billings	75,395	112,836
Other	4,034	2,773
Income tax receivable	4,540	5,040
Other current assets	6,646	8,140

Total current assets	326,189	307,235
PROPERTY AND EQUIPMENT, net	194,408	197,409
CONTRACT RECEIVABLES, long-term	14,328	—
OTHER ASSETS, net	14,113	18,375

	$549,038	$523,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,096	$15,160
Accrued liabilities	15,021	8,130
Accrued job costs	71,988	56,782
Billings in excess of costs	2,656	2,632
Current maturities of long-term debt	13,961	14,813
Current taxes payable	7,153	5,195

Total current liabilities	122,875	102,712
LONG-TERM DEBT, net of current maturities	74,919	85,495
SUBORDINATED NOTES	14,755	13,904
OTHER LIABILITIES	800	924
DEFERRED INCOME TAXES	22,979	22,649

Total liabilities	236,328	225,684
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.00001 par value, 100,000,000 shares authorized, 32,614,215 and 32,395,258 shares issued and outstanding, respectively	—	—
Additional paid-in capital	419,989	419,392
Accumulated deficit	(106,858)	(121,766)
Accumulated other comprehensive loss	(421)	(291)

Total stockholders’ equity	312,710	297,335

	$549,038	$523,019

The accompanying condensed notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Unaudited)
	(In thousands, except share and per share data)

CONTRACT REVENUES	$147,778	$143,733	$351,844	$430,618
COST OF CONTRACT REVENUES	111,236	104,603	301,194	313,811

Gross profit	36,542	39,130	50,650	116,807
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,915	8,318	24,011	25,641
GAIN ON INSURANCE SETTLEMENT	—	—	—	(14,300)
RESERVE FOR CLAIMS AND RECEIVABLES	—	—	—	18,458

Operating income	28,627	30,812	26,639	87,008
OTHER:
Interest expense	(2,816)	(3,146)	(8,521)	(10,771)
Interest income	886	894	2,654	1,686
Loss on debt extinguishment	—	—	—	(2,402)
Other income (expense), net	(50)	395	(35)	358

INCOME BEFORE INCOME TAXES	26,647	28,955	20,737	75,879
INCOME TAX PROVISION	7,773	8,089	5,829	22,672

NET INCOME	$18,874	$20,866	$14,908	$53,207

EARNINGS PER SHARE — BASIC AND DILUTED:
Net income per share — basic	$0.59	$0.66	$0.47	$1.75

Net income per share — diluted	$0.58	$0.64	$0.46	$1.72

WEIGHTED AVERAGE SHARES USED IN COMPUTING EARNINGS PER SHARE:
BASIC	32,169,115	31,814,060	32,003,633	30,334,235
DILUTED	32,387,538	32,370,209	32,131,845	30,882,186

The accompanying condensed notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,908	$53,207
Adjustments to reconcile net income to net cash provided by operating activities — Depreciation and amortization	18,570	20,101
Gain on insurance settlement	—	(14,300)
Net gain on sale of assets	—	(25)
Reserve for claims and receivables	—	18,458
Deferred income taxes	379	11,882
Paid in-kind interest on subordinated notes and related party term debt	851	1,109
Amortization of deferred loan fees recorded as interest expense	424	665
Stock-based compensation expense	2,961	6,676
Loss on debt extinguishment	—	2,402
Changes in operating assets and liabilities —
Restricted cash	9,325	2,712
Accounts receivable	(78,053)	(60,201)
Costs in excess of billings	37,441	(26,758)
Billings in excess of costs	24	(1,201)
Other assets	(1,233)	(5,758)
Accounts payable	(3,064)	(2,749)
Accrued and other liabilities	4,909	4,390
Accrued job costs	15,206	(2,780)
Current taxes payable	1,958	2,261

Net cash provided by operating activities	24,606	10,091
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and additions to property and equipment	(10,189)	(18,269)
Proceeds from casualty insurance claim	—	14,300
Proceeds from sale of assets	500	25
Purchases of short-term investments	(39,150)	—
Sales of short-term investments	32,925	—

Net cash used in investing activities	(15,914)	(3,944)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term debt	(11,428)	(25,819)
Principal payments under related party term debt	—	(548)
Deferred loan fees	—	(466)
Proceeds from issuance of common stock, net	—	38,140
Stock option transactions	—	8

Net cash provided by (used in) financing activities	(11,428)	11,315

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,736)	17,462
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	96,890	42,960

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$94,154	$60,422

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$7,377	$8,659
Cash paid for income taxes	$7,238	$8,597
Cash refund for income taxes	$4,000	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures for property and equipment included in accrued liabilities	$182	$3,507
Repayment of debt and accrued interest with proceeds of additional debt	$—	$74,679
Purchase of vessel with long-term debt	$—	$11,000
Payment of deferred loan fees, closing costs and fees through issuance of term debt	$—	$2,721

The accompanying condensed notes are an integral part of these consolidated financial statements.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION:

Horizon Offshore, Inc., a Delaware corporation, and its subsidiaries (references to “Horizon”, “company,” “we,” “our” or “us” are intended to refer to Horizon Offshore, Inc. and its subsidiaries) provide marine construction services for the offshore oil and gas and other energy related industries. During the nine months ended September 30, 2007, we provided construction services domestically in the U.S. Gulf of Mexico and the Northeast U.S., and internationally in our Latin America, West Africa and Southeast Asia/Mediterranean geographic segments. These services primarily consist of laying, burying or repairing marine pipelines for the transportation of oil and gas; providing hook-up and commissioning services; and installing and salvaging production platforms and other marine structures. Our projects are performed on a fixed-price basis or a combination of a fixed-price and day-rate basis in the case of extra work to be performed under the contract. From time to time, we may also perform projects on a cost-reimbursement and/or day-rate basis.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In the opinion of management, the unaudited consolidated interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the company’s financial position as of September 30, 2007 and December 31, 2006, the statements of operations for the three and nine months ended September 30, 2007 and 2006, and the statements of cash flows for the nine months ended September 30, 2007 and 2006. Although management believes the unaudited interim disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (the “SEC”).

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year. The unaudited consolidated interim financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Proposed Merger

On June 11, 2007, we entered into a definitive agreement (the “Merger Agreement”) with Cal Dive International, Inc. (“Cal Dive”) under which Horizon has agreed to merge into Cal Dive Acquisition LLC, a wholly-owned subsidiary of Cal Dive, in exchange for cash and common stock of Cal Dive. As a result, Horizon would become a wholly-owned subsidiary of Cal Dive. Under the terms of the Merger Agreement, Horizon stockholders will receive 0.625 shares of Cal Dive common stock and $9.25 in cash for each share of Horizon common stock outstanding, plus additional cash for any fractional share.

The merger is conditioned upon, among other things, the approval of our stockholders, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary regulatory approvals. On August 29, 2007, Cal Dive re-filed its Hart-Scott-Rodino Notification and Report Form with the Antitrust Division of the Department of Justice and Federal Trade Commission. On September 28, 2007, Cal Dive and Horizon each received a request for additional information (commonly referred to as a “second request”) from the Antitrust Division of the U. S. Department of Justice, which had the effect of extending the waiting period for a period of 30 calendar days from the date of the parties’ substantial compliance with the request. Assuming we receive early termination of the waiting period from the Department of Justice, we expect to hold a special stockholders’ meeting to seek approval of the merger in early December 2007. Assuming stockholder approval, we expect to complete the merger promptly thereafter.

2.  PEMEX CONTRACTS:

During the third quarter of 2007, we recognized a loss of approximately $(15.1) million on our Petróleos Mexicanos (“Pemex”) contracts in addition to the $(29.9) million loss recognized during the second quarter of 2007. For the nine months ended September 30, 2007, we have recognized an overall loss of $(32.2) million on our Pemex contracts. We were successful in recovering costs due to inefficiencies of third party subcontractors, which offset some of the deterioration during the third quarter. The additional losses for the third quarter of 2007 relate to delays and significant increases in estimated costs to complete these projects due to the combined effect of the factors below.

•	Continued adverse weather conditions impeded the ability of our subcontracted diving support vessels to perform weather sensitive work.

•	A subcontracted diving support vessel was in port for repairs for most of the third quarter, causing further project completion delays and additional third party costs.

•	We engaged an additional third party dive support vessel to assist in completion of these projects and utilized our barge, the Canyon Horizon, which increased costs.

•	Poor productivity of our barges and third party subcontracted vessels has also increased costs.

•	We recorded additional penalties that we expect to incur for these delays.

The deteriorations in the estimated profit at completion for these two projects during the second quarter of 2007 relates to the combined effect of the following:

•	delays in mobilization and mechanical downtime of the Texas Horizon,

•	Pemex’s reduction in the original scope of work under our second contract,

•	excessive non-compensable weather delays,

•	poor productivity of diving subcontractors and delays due to excessive mechanical downtime of subcontracted diving equipment,

•	Pemex’s dispute of change orders related to weather delays, client interference and extra work that had been recognized in prior periods, and

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

•	completion penalties covering out-of-contract periods.

During October 2007, we completed the first Pemex project, and we continue to work with Pemex to obtain contract extensions for work that was completed outside the contract schedule due to delays caused by client interference and official port closures for adverse weather conditions and approved change orders for additional scope of work requested. We have, to date, obtained formal contract extensions on some milestones, with others pending agreement with Pemex. We will invoice the remaining $6.3 million of unbilled revenue when we receive these contract extensions and approved change orders. If we are unsuccessful in obtaining contract extensions under this contract, we could be subject to additional penalties up to $7 million. At September 30, 2007, unapproved change orders related to compensable weather delays and client interference and estimated recoverable contract penalties covering out-of-contract periods totaled approximately $5 million, all of which have effectively been recognized as revenue because we were almost 100% complete.

We have substantially completed the second Pemex project. We received contract extensions on this project through August 2007, and accordingly, in September 2007, we invoiced Pemex approximately $27.1 million related to work completed through August 2007. We will continue to work with Pemex to obtain additional contract extensions. Upon completion of this project and the receipt of contract extensions, we will invoice the remaining $32.2 million of unbilled revenue related to original scope of work. Unapproved change orders and recoverable penalties that we have included in estimated revenues at completion under this contract as of September 30, 2007 totaled approximately $15 million. However, we have recognized approximately $13.5 million of these estimated revenues because we are approximately 90% complete on this project at September 30, 2007.

We are working with Pemex to obtain approved change orders related to compensable weather delays, client interference and extra work and to recover contract penalties because we believe that our claims are valid under the Pemex contracts. Total unapproved change orders and claims at September 30, 2007 are approximately $20 million, of which approximately $18.5 million has been recognized as revenue and is included in costs in excess of billings in the accompanying consolidated balance sheet. Also, we could incur additional costs and losses on the Pemex projects if we experience further delays due to weather or poor productively that results in costs incurred in excess of the amounts currently estimated.

3.  ACCOUNTS RECEIVABLE:

We have significant investments in billed and unbilled receivables as of September 30, 2007 and December 31, 2006. There was no allowance for doubtful accounts as of these balance sheet dates. The majority of these receivables relate to several large, longer duration contracts for projects outside of the U.S. Gulf of Mexico, where contracts are typically smaller and of shorter duration. As of September 30, 2007, we had approximately $135.2 million of contract receivables compared to $72.2 million at December 31, 2006. This increase is primarily due to activity on the Northeast Gateway Pipeline and Pemex projects. Long-term contract receivables of $14.3 million at September 30, 2007 represent retainage related to the West Africa Gas Pipeline project that we do not expect to collect within the next twelve months.

Unbilled receivables, which are included in costs in excess of billings in the accompanying consolidated financial statements, arise as revenues are recognized under the percentage-of-completion method. As of September 30, 2007, we had approximately $75.4 million of unbilled receivables compared to $112.8 million at December 31, 2006. These significant unbilled receivables primarily relate to our Pemex projects offshore Mexico and the West Africa Gas Pipeline project. Under the Pemex contracts, we have unbilled receivables of approximately $42.6 million, of which approximately $18.5 million relates to unapproved change orders and recoverable penalties recognized as revenue and the remaining amount relates to original scope of work. Pursuant to these contracts with Pemex, we must fully complete stated milestones before an invoice for the work performed can be issued. However, we have not been able to invoice the unbilled receivables due to delays in fully completing these milestones. Additionally, milestones completed outside the original timeframes of the Pemex contracts are subject to penalties for late completion, so we generally negotiate contract extensions before invoicing. Under the West Africa Gas Pipeline contract, we have

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

unbilled receivables of approximately $25.2 million, which have been recognized as revenue, primarily for unapproved change orders due to additional work scope, weather delays and repair work covered under the customer’s insurance policy. We will issue invoices for the extra work upon the receipt of approved change orders from Pemex and the West Africa Gas Pipeline Company.

As of September 30, 2007 and December 31, 2006, we had a total of three customers which accounted for 55% and 75%, respectively, of total billed and unbilled receivables. No other single customer accounted for more than 10% of accounts receivable as of September 30, 2007 and December 31, 2006.

On August 4, 2006, we received notification that an arbitral panel in Mexico rejected our Pemex EPC 64 contract claims from 2003. We reserved $18.5 million for the remaining carrying value of our outstanding claims against Pemex during the quarter ended June 30, 2006. During the quarter ended September 30, 2006, we wrote-off the total $51.6 million included in costs in excess of billings related to the Pemex claims against the allowance for doubtful accounts.

4.  CERTAIN BALANCE SHEET ACCOUNTS:

Short-term Investments

Short-term investments are classified as available-for-sale instruments that we expect to realize in cash within one year. These investments are recorded at fair value. Any unrealized holding gains or losses are reported in comprehensive income (loss) until realized. Our short-term investments at September 30, 2007 consisted of municipal bonds and auction rate securities. We did not have any short-term investments at December 31, 2006. Although these instruments do not meet the definition of cash and cash equivalents, we have the ability to quickly liquidate these securities.

Restricted Cash

Total restricted cash of $9.3 million at December 31, 2006 represents $9.1 million cash used to secure a letter of credit under the completed Israel Electric Corporation (IEC) contract, plus interest received. The cash expended to secure the IEC letter of credit, plus interest, of $9.6 million was released in August 2007. Restricted cash is not considered as cash or cash equivalents for purposes of the accompanying consolidated balance sheets and statements of cash flows.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

5.  NOTES PAYABLE:

Notes payable consist of the following (in thousands):

	September 30,	December 31,
	2007	2006

Term loan payable to CIT Group Equipment/Financing Inc., due March 9, 2011	$56,204	$64,304
Term loan payable to General Electric Credit Corporation of Tennessee, due January 1, 2011	23,388	25,000
Term loan payable to GE Capital Corporation, due January 1, 2012	5,395	6,246
Term loan payable to GE Capital Corporation, due June 29, 2011	3,893	4,758
8% Subordinated Notes, due March 31, 2010	14,755	13,904
$30 million revolving credit facility with PNC Bank, N.A., maturing April 28, 2011	—	—

Total debt	$103,635	$114,212

Current maturities of long-term debt	$13,961	$14,813

Long-term debt, net of current maturities	$74,919	$85,495

Subordinated notes	$14,755	$13,904

At September 30, 2007, we had no borrowings outstanding under our revolving credit facility. At September 30, 2007, $23.8 million of letters of credit were outstanding under the facility. Any outstanding letters of credit are deducted from the borrowing availability under the facility. Advances are obtained in accordance with a borrowing base, which is calculated as a percentage of accounts receivable balances and costs in excess of billings. Based upon the borrowing base calculation, we had $6.2 million of borrowing capacity available after utilizing the facility to support letters of credit.

At September 30, 2007, our average interest rate was 9.78% per annum. Interest rates for our outstanding debt vary from the one-month commercial paper rate plus 2.45% to a fixed rate of 9.99% (7.69% to 9.99%) at September 30, 2007. Our term-debt borrowings require approximately $1.2 million in total monthly principal payments.

Substantially all of our assets are pledged as collateral to secure our indebtedness. Our loans contain customary default and cross-default provisions, including change of control provisions, and covenants restricting our ability to issue additional capital stock, create additional liens, incur additional indebtedness, enter into affiliate transactions, dispose of assets, make investments and pay dividends. We are also required to maintain certain financial ratios at quarterly determination dates. At September 30, 2007, we were in compliance with all the financial covenants required by our loan and credit facilities.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

6.  STOCKHOLDERS’ EQUITY:

Earnings Per Share

The following table presents information necessary to calculate earnings per share for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$18,874	$20,866	$14,908	$53,207
Average common shares outstanding	32,169	31,814	32,004	30,334

Basic earnings per share	$0.59	$0.66	$0.47	$1.75

Average common and dilutive potential common shares outstanding:
Average common shares outstanding	32,169	31,814	32,004	30,334
Unvested restricted stock and assumed exercise of stock options	219	556	128	548

	32,388	32,370	32,132	30,882

Diluted earnings per share	$0.58	$0.64	$0.46	$1.72

As of September 30, 2007, we had outstanding options covering an aggregate of 79,122 shares of common stock, of which all were exercisable, and we had 432,820 shares of unvested restricted stock. Restricted stock grants are legally considered issued and outstanding, but are included in both basic and diluted EPS only to the extent they are vested. Unvested shares are included in the computation of diluted EPS using the treasury stock method. Excluded from the computation of diluted EPS for the three and nine months ended September 30, 2007 are options to purchase 79,122 shares of common stock, at a weighted average price of $105.79, as the exercise price is greater than the average market price. Excluded from the computation of diluted EPS for the three and nine months ended September 30, 2006 are options to purchase 113,150 shares of common stock, at a weighted average price of $131.00, respectively, as the exercise price is greater than the average market price.

Stock Plans

Our Horizon Offshore, Inc. 2005 Stock Incentive Plan, as amended (the “2005 Incentive Plan”), provides for the issuance of 2.8 million shares of our common stock. The 2005 Incentive Plan will remain in effect until all awards granted thereunder have been satisfied. The 2005 Incentive Plan provides for grants of a variety of equity incentives, including stock options, restricted stock and stock appreciation rights, to officers, other employees and certain non-employee consultants. The compensation committee of the board of directors establishes the terms of the equity awards (including vesting schedules which is generally three years). At September 30, 2007, we had 1,361,942 shares of common stock remaining for issuance under the 2005 Incentive Plan. No additional grants will be made under previously existing stock-based compensation plans.

Our Horizon Offshore, Inc. 2006 Director Stock Plan (the “2006 Director Stock Plan”) provides for the issuance of 150,000 shares of our common stock. The 2006 Director Stock Plan will remain in effect until August 2, 2016. The 2006 Director Stock Plan provides for grants of stock to each of our four eligible non-employee directors, with or without restrictions, each having an aggregate value of up to $100,000 following each annual meeting of stockholders and upon joining our board if other than by election at an annual meeting of stockholders. The compensation committee of the board of directors establishes the terms of the stock awards (including vesting schedules which is generally one year). On May 24, 2007, the day following our annual meeting of stockholders held on May 23, 2007, we issued 4,529 shares of restricted stock to each of our independent directors. At

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

September 30, 2007, we had 111,884 shares of common stock remaining for issuance under the 2006 Director Stock Plan.

Stock-Based Compensation

Our pre-tax compensation cost for stock-based employee compensation was approximately $0.9 million and $3.0 million for the three and nine months ended September 30, 2007, respectively, and approximately $2.2 million and $6.7 million for the three and nine months ended September 30, 2006, respectively. The related tax benefits recognized for these costs for the three and nine months ended September 30, 2007 were approximately $0.3 million and $0.8 million, respectively, and for the three and nine months ended September 30, 2006 was approximately $0.6 million and $2.0 million, respectively. We recognized stock-based compensation cost included in the accompanying consolidated statements of operations as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Cost of contract revenues	$—	$0.3	$—	$0.8
Selling, general and administrative expenses	0.9	1.9	3.0	5.9

	$0.9	$2.2	$3.0	$6.7

We recognized stock-based compensation related to our stock option awards of $0 and $235,000 for the three and nine months ended September 30, 2007 and $214,000 and $400,000 for the three and nine months ended September 30, 2006, respectively. We did not grant any stock options during the nine months ended September 30, 2007. There was no unrecognized compensation cost related to stock options as of September 30, 2007.

Stock-based compensation related to restricted stock was $0.9 million and $2.8 million for the three and nine months ended September 30, 2007 and $2.0 million and $6.3 million for the three and nine months ended September 30, 2006, respectively. At September 30, 2007, $2.5 million of total unrecognized compensation cost related to the unvested portion of the restricted stock awards is expected to be recognized over a weighted average period of nine months.

7.	GAIN ON INSURANCE SETTLEMENT:

On June 30, 2006, we settled our claims against the underwriters on the marine hull insurance policy covering physical damage to the Gulf Horizon, and we recorded a $14.3 million gain on the insurance settlement during the quarter ended June 30, 2006. Under the terms of the settlement, the underwriters paid us $14.3 million for all claims related to the suit on July 28, 2006.

8.	INCOME TAXES:

We use the liability method of accounting for income taxes. For the nine months ended September 30, 2007, we recorded an income tax provision of $5.8 million, at an effective rate of 28.1% on a pre-tax income from continuing operations of $20.7 million. For the nine months ended September 30, 2006, we recorded an income tax provision of $22.7 million, at an effective rate of 29.9% on pre-tax income from continuing operations of $75.9 million. The difference in the statutory rate and the effective rate for the nine months ended September 30, 2007 relates to income generated in foreign tax jurisdictions at lower tax rates and tax exempt interest income, offset by estimated state income tax expense expected to be paid on our work in the Northeast U.S. The difference in the statutory rate and the effective rate for the nine months ended September 30, 2006 relates to the impact of the settlement of the Gulf Horizon insurance claim on June 30, 2006 and a change in estimate for determining our Section 382 limitation of the tax code which limited the pre-change of control net operating losses we may utilize. Additionally, the reduction in our effective tax rate for the nine months ended September 30, 2006 is due to income earned in foreign tax jurisdictions with lower income tax rates.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

We do not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) as of January 1, 2007. We have not recorded any reserves for uncertain income tax positions pursuant to FIN 48. There were no unrecognized tax benefits as of September 30, 2007. We do not expect to recognize significant increases or decreases in unrecognized tax benefits during the year ended December 31, 2007. In accordance with our accounting policy, we will recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. For the nine months ended September 30, 2007 and 2006, we did not accrue any tax related interest and penalties. Our 2003 through 2006 federal income tax returns are subject to audit by the Internal Revenue Service. Various state, local and foreign income tax returns are also subject to examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.

9.	COMMITMENTS AND CONTINGENCIES:

Litigation

As previously disclosed in Part II, Item I, “Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, two putative shareholder derivative lawsuits were filed in state district court in Harris County, Texas related to our proposed merger transaction with Cal Dive. These two lawsuits are substantially similar and are brought against the members of our board of directors and Cal Dive. Both also name Horizon as a “nominal defendant,” as is customary in putative derivative lawsuits. Only one of the lawsuits has actually been served upon Horizon or any of the other defendants. We have filed a response denying the allegations and asserting, among other things, that the plaintiffs did not have standing to bring this action. No hearing or trial has been set.

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

Contractual Disputes — Unasserted Claims for Penalties Resulting from Contract Delays

Many of our large international contracts contain specific completion schedule requirements that require us to pay penalties or liquidated damages in the event that the completion schedules are not met for reasons attributable to us and we may not be able to meet completion schedules. Our exposures under these penalty provisions are generally based on a percentage of the remaining contract value for work which will be completed outside of the completion schedule requirements, up to maximum amounts generally based on an agreed percentage of contract values.

We are currently working outside of the scheduled completion dates of our Pemex contracts. We are therefore potentially subject to late completion penalties unless contract extensions are obtained. Some penalties previously assessed may be recovered as a result of extensions approved subsequent to the assessment. Although we have received several formal extensions and others are pending, we reserved approximately $5 million for estimated potential penalties as of September 30, 2007. We believe that the likelihood of incurring penalties in excess of the amount reserved is remote.

Tax Assessment

During the fourth quarter of 2006, we received a tax assessment from the Servicio de Administracion Tributaria (“SAT”), the Mexican taxing authority, for approximately $23 million related to 2001, including penalties, interest and monetary correction. The SAT’s assessment claims unpaid taxes related to services performed among our subsidiaries. We believe under the Mexico and U.S. double taxation treaty that these

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

services are not taxable and that the tax assessment itself is invalid. We have filed a petition in Mexican court to set aside the assessment as invalid. We believe that our position is supported by law and intend to vigorously defend our position. However, the ultimate outcome of this litigation and our potential liability from this assessment, if any, cannot be determined at this time. Accordingly, no accrual has been recorded at September 30, 2007 in the accompanying consolidated financial statements.

Letters of Credit

At September 30, 2007, we utilized $23.8 million of our $30 million revolving credit facility to support outstanding letters of credit that secured performance bonds on existing Pemex contracts.

Capital Expenditures

Our estimated planned capital expenditures for the remainder of 2007 are less than $1 million.

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

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Domestic	$107.7	$61.3	$216.6	$201.1
Latin America	16.8	66.1	74.4	146.3
West Africa	13.0	6.7	34.9	68.9
Southeast Asia/Mediterranean	10.3	9.6	25.9	14.3

Total	$147.8	$143.7	$351.8	$430.6

Gross Profit:
Domestic	$42.1	$21.7	$66.4	$75.5
Latin America	(9.2)	19.3	(18.6)	39.2
West Africa	(1.9)	(7.5)	(10.7)	(5.7)
Southeast Asia/Mediterranean	5.5	5.6	13.6	7.8

Total	$36.5	$39.1	$50.7	$116.8

	As of
	September 30,	December 31,
	2007	2006

Property and Equipment(1):
Domestic	$144.4	$121.1
Latin America	15.2	39.4
West Africa	0.3	0.3
Southeast Asia/Mediterranean	34.5	36.6

Total	$194.4	$197.4

(1)	Property and equipment includes vessels, property and related marine equipment. Amounts reflect the location of the assets at September 30, 2007 and December 31, 2006. Equipment location changes as necessary to meet working requirements. Other identifiable assets include inventory and other long-term assets, and are primarily located in the domestic region.

HORIZON OFFSHORE, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Customers accounting for more than 10% of consolidated revenues for the three and nine months ended September 30, 2007 and 2006 are as follows:

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
Customer	2007	2006	2007	2006

Customer A	52%	—	39%	—
Customer B	(1)%	42%	12%	29%
Customer C	9%	5%	10%	16%
Customer D	12%	2%	9%	10%
Customer E	12%	—	5%	—
Customer F	—	16%	6%	6%
Customer G	—	13%	1%	8%

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

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto and the discussion “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 1A, “Risk Factors” included in our 2006 Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements.

General

Horizon Offshore, Inc. and its subsidiaries (references to “Horizon”, “company,” “we,” “our” or “us” are intended to refer to Horizon Offshore, Inc. and its subsidiaries) provide marine construction services for the offshore oil and gas and energy industries.

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

Proposed Merger

On June 11, 2007, we entered into a definitive agreement (the “Merger Agreement”) with Cal Dive International, Inc. (“Cal Dive”) under which Horizon has agreed to merge into Cal Dive Acquisition LLC, a wholly-owned subsidiary of Cal Dive, in exchange for cash and common stock of Cal Dive. As a result, Horizon would become a wholly-owned subsidiary of Cal Dive. Under the terms of the Merger Agreement, Horizon stockholders will receive 0.625 shares of Cal Dive common stock and $9.25 in cash for each share of Horizon common stock outstanding, plus additional cash for any fractional share.

The merger is conditioned upon, among other things, the approval of our stockholders, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary regulatory approvals. On August 29, 2007, Cal Dive re-filed its Hart-Scott-Rodino Notification and Report Form with the Antitrust Division of the Department of Justice and Federal Trade Commission. On September 28, 2007, Cal Dive and Horizon each received a request for additional information (commonly referred to as a “second request”) from the Antitrust Division of the U. S. Department of Justice, which had the effect of extending the waiting period for a period of 30 calendar days from the date of the parties’ substantial compliance with the request. Assuming we receive early termination of the waiting period from the Department of Justice, we expect to hold a special stockholders’ meeting to seek approval of the merger in early December 2007. Assuming stockholder approval, we expect to complete the merger promptly thereafter.

Overview

During the third quarter of 2007, we reported revenues of $147.8 million, gross profit of $36.5 million, operating income of $28.6 million, net income of $18.9 million and diluted earnings per share of $0.58. Our quarterly results reflect our continued work on a significant project in the Northeast U.S. that began during the second quarter of 2007. Good operating efficiency and productivity on this project in the Northeast U.S. are reflected in higher gross margins and strong performance by our domestic geographic operations for the third quarter. Our results for the quarter were also strong in Southeast Asia due to the charter of the Sea Horizon offshore Malaysia where we achieved 100% utilization of this vessel. In Latin America, most of the revenues and gross profit for the third quarter were derived from a project that we performed as a subcontractor offshore Veracruz, Mexico in the Marsopa field, which we began and completed during the third quarter of 2007.

Our results for the third quarter of 2007 were negatively impacted by our work on the projects for Petróleos Mexicanos (“Pemex”) offshore Mexico, which is reflected in our Latin America geographic segment. During the three months ended September 30, 2007, we recognized additional losses of approximately $(15.1) million on our Pemex contracts. We were successful in recovering costs due to inefficiencies of third party subcontractors, which offset some of the deterioration during the third quarter. These additional losses for the third quarter of 2007 relate to delays and significant increases in estimated costs to complete these projects due to the combined effect of the factors below.

•	Continued adverse weather conditions impeded the ability of our subcontracted diving support vessels to perform weather sensitive work.

•	A subcontracted diving support vessel was in port for repairs for most of the third quarter, causing further project completion delays and additional third party costs.

•	We engaged an additional third party dive support vessel to assist in completion of these projects and utilized our barge, the Canyon Horizon, which increased costs.

•	Poor productivity of our barges and third party subcontracted vessels has also increased costs.

•	We recorded additional penalties that we expect to incur for these delays.

If we are unsuccessful in recovering all of our unapproved change orders and claims with Pemex, we could incur additional losses up to $20 million, of which $18.5 million has been recognized as revenue at September 30,

2007. Also, we could incur additional costs and losses on the Pemex projects if we experience further delays due to weather or poor productively that results in costs incurred in excess of the amounts currently estimated.

We also incurred additional losses of $(1.9) million during the third quarter of 2007 on the West Africa Gas Pipeline project in our West Africa geographic segment due to additional operating costs incurred to complete the final stages of the pipeline installation and tie-in work of the lateral lines that approach shore that was performed by subcontracted vessels. We could experience additional losses on the West Africa Gas Pipeline project if we incur additional costs in excess of the estimated costs to complete this project related to delays and lack of available equipment in this region.

Results of Operations

Information relating to Horizon’s operations follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Revenues:
Domestic	$107.7	$61.3	$216.6	$201.1
Latin America	16.8	66.1	74.4	146.3
West Africa	13.0	6.7	34.9	68.9
Southeast Asia/Mediterranean	10.3	9.6	25.9	14.3

Total	$147.8	$143.7	$351.8	$430.6

Gross Profit:
Domestic	$42.1	$21.7	$66.4	$75.5
Latin America	(9.2)	19.3	(18.6)	39.2
West Africa	(1.9)	(7.5)	(10.7)	(5.7)
Southeast Asia/Mediterranean	5.5	5.6	13.6	7.8

Total	$36.5	$39.1	$50.7	$116.8

Quarter Ended September 30, 2007 Compared to the Quarter Ended September 30, 2006

Contract Revenues.  For the quarter ended September 30, 2007, contract revenues increased $4.1 million, or 2.8%, to $147.8 million compared to $143.7 million for the quarter ended September 30, 2006. Domestic revenues increased significantly during the third quarter due to work on our project in the Northeast U.S. This increase was offset by a decrease in our Latin America operations as we continue to experience delays in completing our projects for Pemex.

Domestically, we completed the pipeline installation and burial portions of the Northeast Gateway Deepwater Port project offshore Massachusetts during the third quarter of 2007 using two of our construction vessels, the Atlantic Horizon and the Lonestar Horizon. We also mobilized the Texas Horizon, a dive support vessel, during August 2007 to complete the final stages of the construction portion of the project. High vessel utilization and significant third party subcontracted services on this project resulted in higher revenues for the third quarter of 2007. We expect to complete this project in November 2007. Also, work in the U.S. Gulf of Mexico during the third quarter of 2007 related to recovery and removal of damaged pipe and several platform installations provided high utilization of two of our four vessels located in this region. During 2006, the majority of our projects in our domestic geographic segment were in the U.S. Gulf of Mexico for hurricane-related emergency pipeline repair work, which has now been completed.

In Latin America, most of the revenues were derived from the project that we performed as a subcontractor offshore Veracruz, Mexico in the Marsopa field. The contractor’s customer was Pemex. However, revenues from the second Pemex project we are currently working on were negative under the percentage-of-completion method for the third quarter of 2007 due to increases in the estimated costs to complete the contract resulting in a lower percentage completion than reported in the second quarter of 2007. We were unable to complete the work on this project for Pemex during the third quarter of 2007 due to the delays discussed in the “Overview” section above. Revenues for the same period of 2006 related solely to work on our two current Pemex projects.

Revenues for West Africa during the quarter ended September 30, 2007 primarily relate to repair work on a large section of the West Africa Gas Pipeline project that was damaged by a third party vessel during the first quarter of 2007. This repair work is covered under the customer’s insurance policy and was completed during the third quarter. We have also completed the final phases of the shore approaches in Ghana under the original contract, which was performed by subcontracted vessels. Revenues for the third quarter of 2006 also related to this project.

Southeast Asia/Mediterranean revenues for the third quarter of 2007 related to a charter for the Sea Horizon offshore Malaysia that began in February 2007 and is expected to last through November 2007. Revenues for the third quarter of 2006 also related to a charter of the Sea Horizon offshore Malaysia that was performed during 2006.

Gross Profit.  Gross profit was $36.5 million (24.7% of contract revenues) for the quarter ended September 30, 2007, compared to $39.1 million (27.2% of contract revenues) for the quarter ended September 30, 2006. Gross profit for our domestic geographic segment improved due to higher utilization of our larger construction vessels for the execution of our significant project in the Northeast U.S. Two of these larger vessels worked primarily in our Latin America geographic segment during 2006. We also recorded strong results in our domestic geographic segment due to work in the U.S. Gulf of Mexico. In Latin America, we successfully executed and completed a project offshore Veracruz, Mexico as a subcontractor. The profit recognized on this project was offset by a loss on our two Pemex projects of approximately $(15.1) million during the third quarter of 2007. In West Africa, we incurred additional costs for the completion of the shore approaches of the lateral lines of the West Africa Gas Pipeline project. The gross profit for our Southeast Asia/Mediterranean geographic segment reflects 100% utilization of the Sea Horizon under charter in that region.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $7.9 million (5.4% of contract revenues) for the third quarter of 2007, compared to $8.3 million (5.8% of contract revenues) for the third quarter of 2006. Selling, general and administrative expenses decreased by $403,000 compared to the same quarter last year due to decreased stock-based compensation expense for the third quarter of 2007 compared to last year. This decrease was offset by increases in labor costs for the third quarter of 2007 and merger related costs in connection with the proposed merger with Cal Dive.

Interest Expense.  For the three months ended September 30, 2007, interest expense was $2.8 million, compared to $3.1 million for the three months ended September 30, 2006, as follows (in millions):

	Three Months
	Ended September 30,
	2007	2006

Cash paid for interest	$2.4	$2.3
Interest paid in-kind	0.3	0.3
Other non-cash charges, net	0.1	0.5

	$2.8	$3.1

Other non-cash charges to interest expense primarily consist of amortization of deferred loan fees and accrued and unpaid interest, net. Our total outstanding debt was $103.6 million at September 30, 2007, compared to $118.9 million at September 30, 2006. Cash paid for interest also includes interest charges related to the letters of credit issued under our revolving credit facility.

Interest Income.  Interest income includes interest from cash and short-term investments for the three months ended September 30, 2007 and 2006 of $886,000 and $894,000, respectively. Cash and cash equivalents consist of interest bearing demand deposits and short-term money market investment accounts. Short-term investments consist primarily of municipal bonds and auction rate securities.

Other Income (Expense), Net.  Other income (expense) for the quarter ended September 30, 2007 primarily consisted of approximately $(65,000) of foreign currency loss and $15,000 of net other miscellaneous income generated during the quarter ended September 30, 2007. Other income (expense) for the quarter ended September 30, 2006 primarily consisted of approximately $347,000 of foreign currency gain and $48,000 of net other miscellaneous income generated during the quarter ended September 30, 2006. The foreign currency gains and losses are primarily due to revaluation of foreign currency denominated assets and liabilities and the conversion of Mexican pesos to U.S. dollars received on our Pemex receivables.

Income Taxes.  We use the liability method of accounting for income taxes. For the quarter ended September 30, 2007, we recorded an income tax provision of $7.8 million at an effective rate of 29.2% on pre-tax income from continuing operations of $26.6 million. For the quarter ended September 30, 2006, we recorded an income tax provision of $8.1 million at an effective rate of 27.9% on pre-tax income of $29.0 million. The difference in the statutory rate and the effective rate for the quarter ended September 30, 2007 relates to income generated in foreign tax jurisdictions at lower tax rates and tax exempt interest income, offset by estimated state income tax expense related to our work in the Northeast U.S. The difference in the statutory rate and the effective rate for the quarter ended September 30, 2006 relates to the impact of the settlement of the Gulf Horizon insurance claim on June 30, 2006 and a change in estimate for determining our Section 382 limitation of the tax code which limited the pre-change of control net operating losses we may utilize. Accordingly, we released valuation allowances of approximately $3 million against our deferred tax asset related to our pre-change of control net operating losses. Additionally, the reduction in our effective tax rate for the third quarter of 2006 is due to income earned in foreign tax jurisdictions with lower income tax rates.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Contract Revenues.  Contract revenues were $351.8 million for the nine months ended September 30, 2007, compared to $430.6 million for the nine months ended September 30, 2006. The decrease in revenues compared to the same period last year is due to a reduction in revenues earned on our two significant projects for Pemex during the first nine months of 2007. During the first nine months of 2007, we continued to incur delays in completing these two projects. Also, Pemex reduced the original scope of work under our second contract, disputed change orders related to weather delays, client interference and extra work that had been recognized in prior periods, and assessed completion penalties covering out-of-contract periods. We reduced estimated revenues and increased estimated costs to complete the two Pemex projects resulting in negative revenues under the percentage-of-completion method on the first Pemex project for the nine months ended September 30, 2007.

The majority of revenues for the first nine months of 2007 in our domestic geographic segment relates to our work on a significant project in the Northeast U.S. compared to revenues for the first nine months of 2006 for work performed on the unprecedented amount of emergency hurricane-related repair work in the U.S. Gulf of Mexico. Our revenues for West Africa relate to pipeline damage repair work and the remaining work on the final phases of the West Africa Gas Pipeline project compared to the revenues earned on this project for the first nine months of 2006 for construction of the main trunk line. Revenues for Southeast Asia/Mediterranean relate to a charter of the Sea Horizon that began in February 2007 and is ongoing. We did not have assets in Southeast Asia last year until the Sea Horizon was re-deployed to Southeast Asia during the second quarter of 2006 and worked under a charter offshore Malaysia during the third quarter of 2006.

Gross Profit.  Gross profit was $50.7 million (14.4% of contract revenues) for the nine months ended September 30, 2007, compared to $116.8 million (27.1% of contract revenues) for the nine months ended September 30, 2006. The decrease in gross profit is primarily due to the overall loss of $(32.2) million on our Pemex contracts for the nine months ended September 30, 2007. This loss is a result of the adjustments to estimated revenue on our two Pemex projects related to disputed change orders and claims and penalties and to the significant deteriorations in the estimated profit at completion during the second and third quarters of 2007. The deterioration was caused by the combined effect of delays in mobilization and mechanical downtime of the Texas Horizon, excessive non-compensable adverse weather conditions, and poor productivity of diving subcontractors and delays due to excessive mechanical downtime of diving subcontractors. We also recorded a $(10.7) million loss during the first nine months of 2007 on the West Africa Gas Pipeline contract due to additional costs incurred related to the replacement of a subcontractor that was not able to complete their work and the completion of the shore approaches of the lateral lines.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $24.0 million (6.8% of contract revenues) for the nine months ended September 30, 2007, compared with $25.6 million (6.0% of contract revenues) for the first nine months of 2006. Selling, general and administrative expenses decreased by $(1.6) million compared to the first nine months of last year because legal expenses were lower due to the settlement of two significant claims in 2006, and stock-based compensation decreased compared to the nine months ended September 30, 2006. These decreases were partially offset by increases in labor costs and merger related costs.

Gain on Insurance Settlement.  On June 30, 2006, we settled our claims against the underwriters on the marine hull insurance policy covering physical damage to the Gulf Horizon, and we recorded a $14.3 million gain on the insurance settlement.

Reserves for claims and receivables.  On August 4, 2006, we received notice that the arbitral panel in Mexico handling our Pemex EPC 64 contract claims ruled that the contract precludes recovery for weather related interruptions incurred in connection with the project. We reserved $18.5 million for the remaining carrying value of these claims during the second quarter of 2006.

Interest Expense.  Interest expense was $8.5 million for the nine months ended September 30, 2007 and $10.8 million for the nine months ended September 30, 2006, as follows (in millions):

	Nine Months
	Ended September 30,
	2007	2006

Cash paid for interest	$7.4	$8.7
Interest paid in-kind	0.9	1.1
Other non-cash charges, net	0.2	1.0

	$8.5	$10.8

Other non-cash charges to interest expense primarily consist of amortization of deferred loan fees, and accrued and unpaid interest, net. Our total outstanding debt was $103.6 million at September 30, 2007, compared to $118.9 million at September 30, 2006. Cash paid for interest also includes interest charges related to the letters of credit issued under our revolving credit facility.

Interest Income.  Interest income on cash investments for the nine months ended September 30, 2007 was $2.7 million compared to $1.7 million for the nine months ended September 30, 2006. Cash and cash equivalents consist of interest bearing demand deposits and short-term money market investment accounts. Short-term investments consist primarily of municipal bonds and auction rate securities. Interest income increased due to higher average cash, cash investment and short-term investment balances invested at higher interest rates during the first nine months of 2007.

Loss on Debt Extinguishment.  There was no loss on debt extinguishment for the nine months ended September 30, 2007. Loss on debt extinguishment was $2.4 million during the first nine months of 2006 and was related to the write-off of the unamortized portion of deferred loan fees and a prepayment penalty on our former senior secured term loans prepaid on March 9, 2006.

Other Income (Expense), Net.  Other income (expense) for the nine months ended September 30, 2007, primarily consisted of $(119,000) of net foreign currency loss, offset by $84,000 of other miscellaneous income generated during the first nine months of 2007. Other income (expense) for the nine months ended September 30, 2006 primarily consisted of $149,000 of net foreign currency gain, a $25,000 gain on sale of assets and $184,000 of other miscellaneous income generated during the first nine months of 2006. The foreign currency gains and losses are primarily due to revaluation of foreign currency denominated assets and liabilities and the conversion of Mexican pesos to U.S. dollars received on our Pemex receivables.

Income Taxes.  We use the liability method of accounting for income taxes. For the nine months ended September 30, 2007, we recorded an income tax provision of $5.8 million, at an effective rate of 28.1% on pre-tax income from continuing operations of $20.7 million. For the nine months ended September 30, 2006, we recorded an income tax provision of $22.7 million, at an effective rate of 29.9% on pre-tax income from continuing operations of $75.9 million. The difference in the statutory rate and the effective rate for the nine months ended September 30, 2007 relates to income generated in foreign tax jurisdictions at lower tax rates and tax exempt interest income, offset by estimated state income tax expense expected to be paid on our work in the Northeast U.S. The difference in the statutory rate and the effective rate for the nine months ended September 30, 2006 relates to the impact of the settlement of the Gulf Horizon insurance claim on June 30, 2006 and a change in estimate for determining our Section 382 limitation of the tax code which limited the pre-change of control net operating losses we may utilize. Accordingly, we released valuation allowance of approximately $3 million against our deferred tax asset related to our pre-change of control net operating losses. Additionally, the reduction in our effective tax rate for the nine months ended September 2006 is due to income earned in foreign tax jurisdictions with lower income tax rates.

Liquidity and Capital Resources

General

At September 30, 2007, cash and short-term investments totaled approximately $100.4 million compared to approximately $96.9 million as of December 31, 2006. Additionally, we have a $30 million revolving credit facility with PNC Bank, National Association (“PNC Bank”). At September 30, 2007, $23.8 million of the facility was utilized to support letters of credit to secure performance bonds on existing Pemex contracts. At September 30, 2007, we had no borrowings outstanding under our revolving credit facility, and based upon the borrowing base calculation, we had approximately $6.2 million of additional borrowing capacity available after utilizing the facility to support letters of credit. We believe that our liquidity should be sufficient to meet our capital and operating requirements.

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

Working Capital

As of September 30, 2007, we had working capital of $203.3 million, compared to $204.5 million of working capital at December 31, 2006. As of September 30, 2007, we had approximately $135.2 million of contract receivables compared to $72.2 million at December 31, 2006. This increase is primarily due to activity on the Northeast Gateway Pipeline and Pemex projects.

Unbilled receivables, which are included in costs in excess of billings in the accompanying consolidated financial statements, arise as revenues are recognized under the percentage-of-completion method. As of September 30, 2007, we had approximately $75.4 million of unbilled receivables compared to $112.8 million at December 31, 2006. These significant unbilled receivables primarily relate to our Pemex projects offshore Mexico and the West Africa Gas Pipeline project. Under the Pemex contracts, we have unbilled receivables of approximately $42.6 million, of which approximately $18.5 million relates to unapproved change orders and recoverable penalties recognized as revenue and the remaining amount relates to original scope of work. Pursuant to these contracts with Pemex, we must fully complete stated milestones before an invoice for the work performed can be issued. However, we have not been able to invoice the unbilled receivables due to delays in fully completing these milestones. Additionally, milestones completed outside the original timeframes of the Pemex contracts are subject to penalties for late completion, so we generally negotiate contract extensions before invoicing. We have not invoiced any additional amounts under our Pemex contracts during October 2007. Under the West Africa Gas Pipeline contract, we have unbilled receivables of approximately $25.2 million, which have been recognized as revenue, primarily for unapproved change orders due to additional work scope, weather delays and repair work covered under the customer’s insurance policy. We have invoiced approximately $17.4 million under the West Africa Gas Pipeline contract during October 2007. We will issue invoices for the extra work upon the receipt of approved change orders from Pemex and the West Africa Gas Pipeline Company.

Indebtedness

At September 30, 2007, we had approximately $103.6 million of total outstanding debt. The outstanding debt at September 30, 2007 represents a decrease of approximately $10.6 million from the amounts outstanding at December 31, 2006 as a result of scheduled debt payments. At September 30, 2007, $14.0 million of our debt is classified as current because of payments due within the next twelve months. Interest rates for our outstanding debt vary from the one-month commercial paper rate plus 2.45% to a fixed rate of 9.99% (7.69% to 9.99%) at September 30, 2007, and our average interest rate at September 30, 2007 was 9.78% per annum.

Our outstanding debt consists of $88.9 million under four term loan facilities and $14.7 million of 8% Subordinated Notes. We also had $23.8 million of letters of credit outstanding under our $30 million revolving credit facility with PNC Bank at September 30, 2007. Our debt matures beginning March 31, 2010 through January 1, 2012. Our term-debt borrowings require approximately $1.2 million in total monthly principal payments.

Substantially all of our assets are pledged as collateral to secure our indebtedness. Our loans contain customary default and cross-default provisions, including change of control provisions, and covenants restricting our ability to issue additional capital stock, create additional liens, incur additional indebtedness, enter into affiliate transactions, dispose of assets, make investments and pay dividends. We are also required to maintain certain financial ratios at quarterly determination dates. At September 30, 2007, we were in compliance with all the financial covenants required by our loan and credit facilities.

Cash Flows

Cash provided by operations was $24.6 million for the nine months ended September 30, 2007 compared to cash provided by operations of $10.1 million for the nine months ended September 30, 2006. Cash provided by operations is primarily attributable to net income for the nine months ended September 30, 2007 and to the release of $9.3 million of restricted cash at December 31, 2006 upon the termination of our obligations under a letter of credit. Cash provided by operations for the nine months ended September 30, 2006 is primarily attributable to net income of $53.2 million offset by increases in accounts receivable and costs in excess of billings related to the increase in our marine construction activities in 2006 because of the substantial amount of hurricane-related repair work.

Cash used in investing activities was $(15.9) million for the nine months ended September 30, 2007 compared to cash used in investing activities of $(3.9) million for the nine months ended September 30, 2006. Cash flows used in investing activities for the nine months ended September 30, 2007 includes $(10.2) million of additions primarily for vessel upgrades to the Atlantic Horizon and marine equipment and $(6.2) million of net purchases of short-term investments. Cash used in investing activities for the first nine months of 2006 is attributable to the acquisition of the Texas Horizon in February 2006 offset by proceeds received from an insurance settlement.

Cash used in financing activities was $(11.4) million for the nine months ended September 30, 2007 compared to cash provided by financing activities of $11.3 million for the nine months ended September 30, 2006. Cash used in financing activities for the nine months ended September 30, 2007 related to recurring principal payments on our outstanding debt. Cash provided by financing activities for the nine months ended September 30, 2006 related to the net proceeds received from the public offering of our common stock completed on June 28, 2006. The cash provided by financing activities was offset by the monthly installment payments of our term debt and the prepayment of term debt.

Contractual Disputes — Unasserted Claims for Penalties Resulting from Contract Delays

Many of our large international contracts contain specific completion schedule requirements that require us to pay penalties in the event that the completion schedules are not met for reasons attributable to us and we may not be able to meet completion schedules. Our exposures under these penalty provisions are generally based on a percentage of the remaining contract value for work which will be completed outside of the completion schedule requirements, up to maximum amounts generally based on an agreed percentage of contract values.

We are currently working outside of the scheduled completion dates of our Pemex contracts. We are therefore potentially subject to late completion penalties unless contract extensions are obtained. Some penalties previously assessed may be recovered as a result of extensions approved subsequent to the assessment. Although we have received several formal extensions and others are pending, we reserved approximately $5 million for estimated potential penalties as of September 30, 2007. We believe that the likelihood of incurring penalties in excess of the amount reserved is remote.

Off-Balance Sheet Arrangements

We have entered into off-balance sheet arrangements in the normal course of business with customers, vendors and others, which include bank letters of credit to secure performance bonds, performance warranties and operating leases. At September 30, 2007, $23.8 million of our $30 million revolving credit facility with PNC Bank was utilized to support letters of credit to secure performance bonds on existing Pemex contracts.

In the normal course of our business, we provide performance guarantees and warranties under our contracts. Historically, we have not had any significant warranty claims; however, we could be liable for substantial warranty liabilities, if any are incurred, on projects prior to the expiration of the warranty periods.

Contractual Obligations and Capital Expenditures

We have fixed debt service and lease payment obligations under notes payable and operating leases for which we have material contractual cash obligations. Interest rates on our debt vary from the one-month commercial paper rate plus 2.45% to a fixed rate of 9.99% (7.69% to 9.99%) at September 30, 2007, and our average interest rate at September 30, 2007, was 9.78%. The following table summarizes our long-term material contractual cash obligations, including interest payments calculated at the effective interest rate at September 30, 2007, on variable rate debt and the interest rate on our fixed rate debt (in thousands):

	Remainder
	of 2007	2008	2009	2010	2011	Thereafter	Total

Principal and interest payments on debt	$7,165	$19,508	$18,092	$35,285	$47,942	$697	$128,689
Operating leases	653	2,361	769	1,879	1,838	7,017	14,517

	$7,818	$21,869	$18,861	$37,164	$49,780	$7,714	$143,206

Our estimated planned capital expenditures for the remainder of 2007 are less than $1 million.

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

These and other uncertainties related to the business are described in detail under the heading Part I, Item 1A, “Risk Factors” in our 2006 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to interest rates, concentration of credit and foreign currency exchange rates for our construction services. There were no material changes during the quarter ended September 30, 2007 to the disclosures made in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of our 2006 Form 10-K. Our exposure to market risk includes “forward-looking statements” and represents estimates of possible changes in fair values, future earnings or cash flows that would occur, assuming hypothetical future movements in interest rates or foreign currency exchange rates.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this quarterly report, were effective in ensuring that the information required to be included in reports we file or submit to the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported to timely alert them to material information relating to us. There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

As previously disclosed, two putative shareholder derivative lawsuits were filed in state district court in Harris County, Texas related to our proposed merger transaction with Cal Dive. These two lawsuits are substantially similar and are brought against the members of our board of directors and Cal Dive. Both also name Horizon as a “nominal defendant,” as is customary in putative derivative lawsuits. Only one of the lawsuits has actually been served upon Horizon or any of the other defendants. We have filed a response denying the allegations and asserting, among other things, that the plaintiffs did not have standing to bring this action. No hearing or trial has been set.

Except as noted above, there have been no material developments in legal proceedings. For a description of previously reported legal proceedings refer to Part II, Item 1, “Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and Part I, Item 3, “Legal Proceedings” of our 2006 Form 10-K.

We are involved in various routine legal proceedings primarily involving claims for personal injury under the Jones Act and general maritime laws, which we believe are incidental to the conduct of our business. We believe that none of these proceedings, if adversely determined, would have a material adverse effect on our business or financial condition.

Item 1A.	Risk Factors

There have been no material changes from the risk factors in Part I, Item 1A, “Risk Factors” of our 2006 Form 10-K, which includes a detailed discussion of our risk factors. The information in this report should be read in conjunction with the risk factors and information disclosed in our 2006 Form 10-K.

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

Date: November 1, 2007

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